Form 10-K
period 2013-12-31
Maple Tree Kids, Inc.
filed 2014-03-14
CIK 1590496

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File No. 333-192093

MAPLE TREE KIDS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-3424568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

119 Rockland Center, Suite 75 Nanuet, NY 10954
(Address of principal executive offices)

(845) 548-0888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was $0. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 7,000,000 shares of the registrant’s common stock outstanding as of March 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MAPLE TREE KIDS INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below “Risk Factors” section of this Annual Report. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	our ability to continue to receive orders from our major customer;

•	our expectations regarding demand for our products;

•	our ability to diversify our product base

•	our ability to diversify our mediums of distribution of our products

•	our ability to identify and acquire new customers

•	our ability to effectively advertise and promote our products; and

•	general economic and business conditions in the United States.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

PART I

ITEM 1. BUSINESS.

Overview

We are a web-based retailer of children’s clothing, accessories and other personalized gifts for children. We currently sell products through our website www.polkadotpatch.com. We do not have any stores or outlets and hold no inventory. We are in the process of rebranding our current business name “polkadotpatch” to the name “Maple Tree Kids”, with a goal of selling more personalized children products and expanding product customization choices to customers. We work with customers to personalize their gift selections to their specifications by placing a child’s name, favorite colors and theme or picture design on the items they order to provide them and their children or others with a “you are special” experience.

We are currently devoting a substantial amount of our efforts in marketing more of our suppliers’ offerings of personalized children products. We are working on creating a new company logo, marketing and sales collateral, searching for sales personnel to sell more personalized children products through our current website and building our new website, www.mapletreekids.com, which is currently under construction. These corporate development efforts to rebrand our company by selling more personalized children’s products to our current and future customers, through our new website and name “Maple Tree Kids”, which makes us as a development stage company.

We have sold our suppliers products to approximately 4,200 customers, including our largest customer, a credit union that buys gifts for their customers when they have a newborn child, whom presently constitutes approximately 80% of our current business. We acquire all of our products from approximately 35 wholesale suppliers that are all based in the United States. During the period from the date of our inception - August 12, 2005 to December 31, 2013, we sold a total of $751,834 of products. Our product sales to date of personalized children products have not been significant. We generated net income of $63,343 from our inception date to December 31, 2013. For the years ended December 31, 2013 and 2012, we sold a total of $15,743 and $27,518, respectively, worth of our products and generated net income (loss) of $(9,149) and $1,845, respectively.

We do not manufacture any of our own products and do not keep any inventory of products. We have not entered into any formal supply agreements with our suppliers. We are required to pay in full for products purchased from our suppliers once we order the products from them. Once we receive an order from our customers we instruct our suppliers to drop-ship the purchased inventory directly to our customers. We require our customers to pre-pay for products purchased on our websites. The customer authorizes us to charge their credit card at the time of purchase with the understanding their credit card will be charged upon shipment.

Company History

We were incorporated on August 14, 2013 in the State of Nevada. Our corporate name is Maple Tree Kids, Inc. At the time of our incorporation, our president and sole stockholder, Irina Goldman, subscribed for and purchased 1,000,000 shares of our common stock at a purchase price of $0.001 per share for an aggregate purchase price of $1,000.

We were incorporated in order to acquire by merger all of the limited liability company interests of Maple Tree Kids LLC, a Vermont limited liability company, or (“MTK LLC”). Our president had personally acquired all of the limited liability company interests of MTK LLC for a total purchase price of $8,800 on August 16, 2013. MTK LLC then merged with and into our company on September 26, 2013 pursuant to and in accordance with the terms of an agreement and plan of merger, dated as of the same date. Our company was the surviving company in the merger and the separate existence of MTK LLC ceased and we succeeded to all of the assets of MTK LLC as a result of the merger. At the effective time of the merger, each limited liability company percentage interest in MTK LLC held by our president was automatically changed and converted into ten thousand shares of our common stock. Since our president owned 100% of the limited liability company interests in MTK LLC at the time of the merger, she received a total of 1,000,000 shares of our common stock as a result of the merger. In addition, on September 26, 2013, our president converted $5,000 of indebtedness that our company owed to her into common shares, at a par value of $0.001, by cancelling such debt in exchange for a total of 5,000,000 shares of our common stock pursuant to a subscription agreement dated as of such date.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 103 of the JOBS Act provides that an emerging growth company is not required to comply with the requirements of Sarbanes-Oxley Section 404(b). This exemption is available to us as well as a smaller reporting company.

Our Industry

In today’s economy, buyers believe that a personalized gift will allow them to make a lasting impression at a reasonable cost. According to the 2012 Gifting Report, the gifting market - defined as items or experiences purchased to give as a gift - represents more than $1 out of every $10 spent at the general merchandise, apparel, furniture and other, (GAFO), type of store.

Buying and shopping for gifts is a big business. Today's gift retailers are expecting an increase in business in 2013 as compared to 2012. According to gift retailers responding to Gift & Decorative Accessories’ exclusive Today’s Gift Retailer 2013 survey, 94% of gift retailers are projecting 2013 sales to be up or about the same as 2012 sales.

Americans of all ages love to see their name on a product. The personalized gift market is mainly a U.S. phenomenon, the roots of which can be traced to the early days when the family names or initials would be engraved on silver bowls and jewelry. In the early days personalization was only available to those who could afford it. With the development of new machinery and computerized technologies, personalized gifts that would take weeks to manufacture now can be shipped to the customers almost immediately.

According to the 2012 Gifts & Decorative Accessories Trends and Forecast Survey, 43% of gift and decorative accessory vendors stated that they plan on creating products targeted at Millennials, also known as Generation Y. The 2010 Census revealed there are 56 million adult Millennials age 18 to 30. According to the survey, Millennials have a purchasing power of $170 billion.

In total, this group is comprised of individuals born between 1981 and 2000, came of age in the new millennium and is considered the second largest age group behind Baby Boomers, born between 1946 and 1964. Millennials are known for multi-tasking, short attention spans and a constant need for stimulation. Traditional merchandising is not going to entice this group to make purchases. They need stores and online retailers to have captivating signage and be willing to engage them through social media. We aim to attract the attention of this group with our personalized products and by offering an individualized approach to their shopping experience.

Faith Popcorn, founder of New York based marketing consultancy, Brain Reserve, who is a futurist and studies and reports on nationwide trends, has coined the word “egonomics” to describe the personalized product phenomenon. Ms. Popcorn and other trend forecasters agree that the personalized gift industry will continue steady growth as more products are brought to market in response to consumer demand.

Competition

We operate in the infant and toddler products industry and we specialize in the personalized baby and toddler products. We face competition from many websites that provide products and services that are similar to ours. We are an enterprise with no competitive position within the personalized baby and toddler products marketplace. We are trying to attract customers to our website by placing advertisements and offering promotions on various baby weblogs or "blogs", online journals that are updated frequently and available to the public. We also rely on word of mouth marketing as the primary source of traffic to our website.

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	Existing relationships with wholesale suppliers enabling us to obtain wholesale pricing from many of our vendors;

•	Robust websites that features streamlined navigation;

•	Wide selection of children’s clothing, including organic and eco-friendly products sourced by our President;

•	Existing relationships with vendors/artists able to customize designs based on specific customer requirements creating truly personalized experience for our customers

•	No storage costs;

•	Personalized customer support from our President; and

•	Low overhead costs.

Our Growth Strategy

Our Growth Strategy

We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•	We plan to develop relationships with more distributors in the U.S. that will help us increase our sales.
•	We plan to begin marketing our new website under construction (www.mapletreekids.com) and our product offerings on the Internet and through other marketing channels.
•	We plan to leverage the social network of our President to find new sales opportunities.
•	We plan to further diversify our product portfolio, including personalized children clothing and accessories, to satisfy a larger array of customer preferences.

Our Products

Products

We sell, at retail, a variety of infant and toddler products including:

•	infant and toddler clothing,

•	toys,
•	towels,
•	backpacks,
•	gift baskets,
•	infant and toddler holiday items,
•	children’s room decorative items,
•	blankets,
•	baby wraps and slings,
•	gifts for mothers, and
•	infant and toddler accessories.

We maintain over 500 product items in our supply chain and periodically review, add and drop products based upon the demand in the marketplace and product availability.

We have never experienced any significant difficulty in obtaining quality merchandise in adequate volumes and at suitable prices.

We currently secure our merchandise mostly on a purchase order basis from various wholesale suppliers with whom we have established relationships. We plan to maintain and foster such relationships and to establish and foster new relationships with additional wholesale suppliers. We expect to meet new suppliers through word of mouth introductions, trade shows, and through searches on the Internet.

Payments are generally made to suppliers by credit card and, if possible, drop shipped per our request to customers who themselves have provided us their credit card information. In this way, we are trying to limit the amount of inventory we need to carry. In cases where products are drop shipped, our clients cover shipping costs.

We currently work with approximately 35 different suppliers. We do not believe that any individual supplier is material to our business, since there are a number of alternative suppliers available to supply products to us.

Distribution Methods

We sell directly over the internet though our websites.

We may develop relationships with distributors in the U.S. and internationally that will help us increase our domestic and international sales.

Intellectual Property

We own our domain names, polkadotpatchkids.com and www.sunshinepolkadots.com. but do not have any trademarks or tradenames or any other significant intellectual property.

Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the US, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Employees

We currently have one officer, our President, Irina Goldman. Ms. Goldman is not compensated for the services she provides to the Company at this time, but may be compensated in the future.

ITEM 1A. RISK FACTORS.

Readers should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones our company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We do not have sufficient working capital to meet our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. If we do not obtain the financing we need to satisfy our financial requirements, we may have to wind down our business and you may lose your entire investment.

As of December 31, 2013 we had $2,901 of working capital. We intend to meet our minimum ongoing cash requirements of approximately $100,000 for the next 12 months by utilizing existing working capital and by raising the shortfall through a combination of the proceeds of this offering and of equity and debt financing from our Irina Goldman, our president and principal stockholder and other investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We may not be able to secure financing from other investors and our principal stockholder has not committed to provide any additional financing to us. If financing is available, it may involve issuing securities that could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our principal stockholder or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail and you may lose your entire investment. If we borrow money to raise capital or sell debt securities we may become subject to affirmative and negative covenants that may limit our ability to operate our business or impose other restrictions that may affect our financial condition and growth strategy. Furthermore, if we cannot make required payments of interest or principal on loans that we may obtain or debt securities that we may issue, then the lender or note holder may declare a default that may result in our bankruptcy or a situation where the lender or note holder otherwise takes over our business and your investment would be entirely lost.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your entire investment.

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal years ended December 31, 2013 and 2012 and from August 12, 2005 (inception) to December 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease our operations and you could lose your entire investment.

From the inception of MTK LLC, (August 12, 2005 - date of inception) until December 31, 2013, we generated $751,835 in revenues and had incurred net income during that same period of $63,343. We expect to generate losses into the future as our general and administrative expenses increase as a result of paying professional fees related to becoming a public reporting company as we attempt to raise money to expand our current business. There is no assurance our future operations will result in any profit. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment. If our business operations expand and our operating expenses increase, our profit margins may decrease and we may not be able to develop into a profitable business in the future.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to develop and continually update our website;

•	our ability to procure and maintain on commercially reasonable terms relationships with third parties that drop ship our products for us;

•	our ability to identify and pursue mediums through which we will be able to market our products;

•	our ability to attract new customers to our websites who are interested in purchasing our products; and

•	our ability to keep manage our costs and maintain low overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future to pay for all our operating expenses. Failure to generate revenues that are greater than our expenses will result in the loss of all or a portion of your investment.

Changing consumer preferences will require periodic new product introduction. If we are unable to continually satisfy new consumer preferences, we may not generate any material level of revenues.

As a result of changing consumer preferences, many Internet websites are successfully marketed for a limited period of time. Even if our products become popular, there can be no assurance that any of our products will continue to be popular for a sustained period of time. Our success will be dependent upon our ability to introduce new and improved product lines. Our failure to introduce new product lines and to achieve and sustain market acceptance could result in us being unable to continually meet consumer preferences and generate any material level of revenues.

We face intense competition now and if we are unable to successfully compete with our competitors we will not be able to achieve profitability.

The children’s clothing, accessories and products industry is highly competitive. Most of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. We may not be able to develop a more appealing online website than our competitors and we may not be able to otherwise compete effectively against our competitors.

Further, our competitors may be able to develop their markets more effectively, have significantly more products than us, may be able to sell their products on more favorable terms, and may be able to adopt more aggressive pricing than us. They may have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources. In the event that we are unable to successfully compete with our competitors we will not be able to achieve profitability.

We face a difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending, and as a result, adversely affect our financial condition.

Historically, children’s clothing, accessories and related products have been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as consumer confidence, rising fuel costs and slowing housing starts, may continue to cause inconsistent and unpredictable consumer spending habits. Many industry analysts believe the Internet sale of children’s clothing, accessories and related products business segment is a very difficult business segment to operate in successfully. Should consumer demand for our products continue at these current low levels for an extended period of time or deteriorate, it will be difficult to achieve our financial goals and plans.

We generate a significant amount of our present revenues are from one major customer and if our relationship with this customer deteriorates in any way, our ability to generate revenues consistent with past experience will be severely hampered.

One major customer, a credit union who buys gifts for each of their customers who have a newborn child, accounted for approximately 80%, 21% and 9% of our total revenues for the year ended December 31, 2013 and the years ended December 31, 2012 and December 31, 2011, respectively. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. It is likely that our competitors will pursue a relationship with this major customer and threaten our business relationship with this major customer. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, includes viral marketing, the practice of generating "buzz" among Internet users in our products through placing advertisements and offering giveaways on various highly rated children’s and baby weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations. Additional marketing efforts include participating in promotional events run through Groupon, Bitsy Bug and similar programs, however sufficient additional purchase volume by each individual customer redeeming the coupons is required in order to generate profit.

Our success depends on the continuing efforts of president and the loss of her services could result in a disruption of operations that could result in reduced revenues.

We have no employees and our future success depends heavily upon the continuing services of our president and principal stockholder, Irina Goldman. If Ms. Goldman is unable or unwilling to continue in her present positions, we may not be able to replace her easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. We do not currently maintain key person insurance on our president. The loss of the services of our president could result in a disruption of operations that could result in reduced revenues.

Because our president owns more than 50% of our outstanding shares, she controls our company and is able to designate our directors and officers and control all major decisions and corporate actions and so long as our president retains ownership of a majority of our outstanding common stock you will not be able to elect any directors or have a meaningful say in any major decisions or corporate actions which could decrease the price and marketability of our shares.

Our president is the sole officer and director of our company. She owns 7,000,000 shares of our common stock constituting 100% of our outstanding common stock as of the date of this annual report and will own a majority of the common shares outstanding if all shares are sold in this offering. As a result, our president is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our president can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our charter and bylaws and other significant corporate events. Our president’s unilateral control over us could decrease the price and marketability of our shares.

Our business depends on the development and maintenance of the Internet infrastructure. Outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products, which could damage our reputation and harm our operating results.

Our ability to provide our products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our name if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions. Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products, which could damage our reputation and harm our operating results.

If our website contains undetected errors, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our websites could contain undetected errors or “bugs” that could adversely affect the ability of our customers to order products through our website. The occurrence of errors may cause us to lose market share, damage our reputation and brand name, and reduce our revenues.

If the security measures that we use to protect our user’s personal information such as credit card numbers are ineffective, our customers may lose their confidence in our websites and stop visiting it. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

We use www.yahoo.com PayPal for our website hosting and security. Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

As an “Emerging Growth Company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•
disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

RISKS RELATED TO THE OWNERSHIP OF OUR STOCK

Our stock has not been listed on any public exchange, and no prediction can be made as to when, if ever, a public market for our common stock would develop.

To date, there has been no public market for our common stock. No prediction can be made as to when, if ever, a public market for our common stock will develop. There is no liquidity for shares distributed in this offering and investors may have difficulty in selling any shares acquired in the offering at prices they want or at all. If a public market for the common stock does develop at a future time, sales of shares by stockholders of substantial amounts of our common stock in the public market could reduce the prevailing market price and could impair our future ability to raise capital through the sale of additional equity securities. The company is not listed on any public exchange and there are no market makers currently applying to handle the company’s stock.

We will likely conduct offerings of our equity securities in the future, in which case your proportionate interest will be diluted.

Since our inception, we have relied on stock sales to our principal stockholder. Even if this equity offering is successful, we will likely be required to undertake additional equity offerings in the future to finance our current business. If common stock is issued in return for additional funds, the price per share could be lower than that you pay in this offering. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their shares.

We anticipate that our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

We presently do not have a business that produces significant revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that we engage legal, accounting and auditing services. The engagement of such services can be costly and we are likely to incur losses that may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require that our company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to our company may make it difficult for us to establish and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or prevent fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our securities will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should consider the resale market for our securities to be limited. Security holders may be unable to resell their securities, or they may be unable to resell them without the significant expense of state registration or qualification.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in us.

We have never paid any cash or stock dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock’s price. There will be less ways in which you can make a gain on any investment in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal office is located at 119 Rockland Center, Suite 75, Nanuet, NY 10954. We do not have any written lease or other agreement regarding our use of these premises. Our president leases the premises directly from the owner of the premises. Our president does not charge us any rent for use of the premises. Currently, this location serves as the administrative office for us. We believe that the rent-free space will be sufficient for our needs for at least the next 12 months or until such time where company growth necessitates the need to find larger office space.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is currently no established public trading market for our common stock. Our common stock is not listed on any securities exchange or on the OTC Bulletin Board, and there are no market makers for our common stock known to us. In addition, we are not aware of any trading transactions that have occurred between private parties since our common stock was issued.

We plan to identify a market maker who will be willing to apply for the quotation of our common stock on the OTC Bulletin Board. However, we can provide no assurances that our shares will ever be traded on the OTC Bulletin Board, or, if traded, that a public market will materialize.

Approximate Number of Holders of Our Common Stock

As of March 14, 2014, there was one stockholder of record of our common stock. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent and Registrar

We have not retained a transfer agent to serve as transfer agent for shares of our common stock. Until we engage such a transfer agent, we will be responsible for all record-keeping and administrative functions in connection with the shares of our common stock.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2013 that were not previously disclosed in a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a web-based retailer of clothing, accessories and other personalized gifts for children. We currently sell our products through our website www.polkadotpatch.com. We do not have any stores or outlets. We are in the process of rebranding our business under the name Maple Tree Kids. We are devoting a substantial amount of our efforts promoting our personalized children products, creating a new logo, marketing and sales collateral, and creating a new website, www.mapletreekids.com and as a result of these corporate development efforts, we are considered a development stage company.

We acquire our products from 35 wholesale vendors all located in the United States who will also drop-ship the inventory we purchase from them to our customers. We do not manufacture any of our own products. We have not entered into any formal supply agreements with these vendors. We are required to pay in full for products purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

•	Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to develop and continually update our websites;

•	Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

•	Our ability to identify and pursue mediums through which we will be able to market our products;

•	Our ability to attract new customers to our websites who are interested in purchasing our products; and

•	Our ability to manage our costs and maintain low overhead.

•
Based upon current plans, we expect to incur operating losses in future periods because we will continue to be in the development stage developing our Maple Tree Kids website to sell personalized children products that will be located at www.mapletreekids.com and will be incurring expenses and not generating significant revenues.

•
We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, 21% and 9% of our total revenues for the year ended December 31, 2013 and the years ended December 31, 2012 and December 31, 2011, respectively. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

•
Our sales are dependent on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website includes viral marketing, the practice of placing advertisements and offering giveaways on various highly rated baby weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

Results of Operations for years ended December 31, 2013 and December 31, 2012 the period August 12, 2005 (inception date) to December 31, 2013.

Revenues

We generated revenues of $15,743 for the year ended December 31, 2013 and $27,518 for the year ended December 31, 2012 and was a cumulative amount of $751,834 for the period from our inception on August 12, 2005 to December 31, 2013. This decrease in revenue in 2012 is due to a decrease in the volume of items sold through our current website.

Our ability to generate a significant level of revenues, however, is very uncertain. We continue to be a development stage company since we are devoting substantially all of our efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $11,368 for the year ended December 31, 2013 and $16,861 for the year ended December 31, 2012 and was a cumulative amount of $468,453 from the date of our inception on August 12, 2005 to December 31, 2013. The decrease in the cost of sales for 2013 was due to our decrease in revenue in 2013 as we sold our merchandise to fewer retail customers in 2013.

Gross Profit

We generated gross profit of $4,375 for the year ended December 31, 2013 and $10,657 for the year ended December 31, 2012 and a cumulative amount of $283,381 for the period from the date of our inception on August 12, 2005 to December 31, 2013. The decrease in the gross profit percentage from 39% in 2012 to 28% in 2013 was due a decrease in our selling prices to our major customer in 2013.

Our operating expenses were $13,524 for the year ended December 31, 2013 and $8,812 for the year ended December 31, 2012 and a cumulative amount of $220,038 for the period from the date of our inception on August 12, 2005 to December 31, 2013. The increase in our operating expenses in 2013 was due to an increase in our annual fees and professional services of approximately $7,600. This increase was offset by a decrease in our marketing and promotion and other administrative expenses of approximately $2,900.

Net Income (Loss)

Our net income (loss) for the year ended December 31, 2013 was $(9,149) and was $1,845 for the year ended December 31, 2012 and a cumulative amount of $63,343 for the period from the date of our inception on August 12, 2005 to December 31, 2013. The decrease in net income in 2013 was due to the reasons stated above.

Impact of Potential Loss of our Major Customer on our Liquidity

Currently sales to our major customer constitute approximately 80% of our total revenue. Any substantial decrease in selling our products to them will substantially affect our operating results and liquidity. Although we currently have a satisfactory relationship with our major customer, if they were to terminate their relationship or stop ordering products from us, these events would currently result in a loss of substantially all of our revenue which would have a material impact on the liquidity of our Company. It is uncertain how long our major customer will continue to order products from us as we do not have any assurances from them as to how long they will continue ordering products from us. We do not have an exclusive agreement with them for selling our type of products to them.

In the event that the Company is not able to retain our major customer or obtain new customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations. We presently are seeking to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new major customers.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $4,484, total assets of $4,484 and working capital of $2,901 compared to $3,013 in cash, $3,013 in total assets and $2,788 in working capital as of December 31, 2012.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			August 12, 2005 (inception) through
	December 31,		December 31,
	2013	2012	2013

Net cash (used in) operating activities	$(7,791)	(386)	64,926
Net cash (used in) investing activities	$-	-	-
Net cash (used in) provided by financing activities	$9,262	(3,849)	(60,442)
Net cash inflow (outflow)	$1,471	(4,235)	4,484

Operating Activities

Cash used in operating activities in the year ended December 31, 2013 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2013 was $7,791, which consisted of a net loss of $9,148 and cash provided by working capital of $1,358. The cash provided by working capital was due to an increase in accrued liabilities of $1,358.

Cash used in operating activities in the year ended December 31, 2012 consisted of net income as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2012 was $386, which consisted of a net income of $1,845, and cash used for working capital of $2,231. The cash used for working capital was due to a decrease in accrued liabilities.

Cash used in operating activities from August 12, 2005 (inception) to December 31, 2013 consisted of net income as well as the effect of changes in working capital. Cumulative cash provided by operating activities was $64,926, which consisted of a net income of $64,524 and cash provided by working capital of $403. The cash provided by working capital consisted of an increase in accrued liabilities.

Investing Activities

During the years ended December 31, 2013 and 2012 we had no investing activities. We had no investing activities from August 12, 2005 (inception) to December 31, 2013.

Financing Activities

During the year ended December 31, 2013, we had net cash provided by financing activities of $9,262 as compared to net cash flows used in financing activities of $3,849 for the year ended December 31, 2012 an increase of $13,111. This increase in cash provided by financing activities is due to proceeds from the sale of common stock of $5,000, proceeds from shareholder advances of $5,000 and a decrease in distributions to shareholder of $3,111. We have net cash used in financing activities of $60,442 for the period August 12, 2005 (inception date) to December 31, 2013.

During the year ended December 31, 2013, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at December 31, 2013 we have approximately 2 months of cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of this offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

We estimate that our operating expenses, based on us being able to raise the necessary equity capital, will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated Expenses
Legal and accounting fees	12 months	$25,000
Further development of Maple Tree Kids website	June 2014	20,000
Marketing and advertising	12 months	15,000
Salaries and consulting fees	12 months	30,000
General and administrative	12 months	10,000
		$100,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing. We have an effective registration statement on file with the Securities and Exchange Commission but currently do not have any arrangements in place for the completion of any financings and there is no assurance that we will be successful in completing any further financings or raising any capital. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

Off-Balance Sheet Arrangements

As of the date of this report, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the year ended December 31, 2013 and 2012 and for the period August 12, 2005 (date of inception) to December 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Revenue Recognition

Sales to consumers are recorded when goods are shipped and are reported net of allowances for estimated returns and allowances in the accompanying statements of operations. The customer authorizes us to charge their credit card at the time of purchase with the understanding their credit card will be charged upon shipment. We recognize revenue based on the below three criteria. Our policy is to allow the return of any unused merchandise purchased from us for any reason for a 15-day period after the date of sale.

Delivery has occurred. We have our vendors drop ship inventory to our customers and we recognize revenue when we are notified that shipment has occurred.

Fee is fixed or determinable. The price is deemed to be fixed and determinable based on our successful collection history and our arrangement with our customers.

Collectability is reasonably assured. We determine for all of our customers whether collectability is reasonably assured pursuant to our credit review policy. All credit card payments are approved and processed through our website.

We evaluate the criteria outlined in FASB ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, according to this accounting principle, when we are primarily obligated in a transaction, subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

Based on the above facts, we recognize all revenue as a Principal, not an agent.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2013 and 2012 and from August 12, 2005 (inception date) to December 31, 2013 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based upon, and as of the date of this evaluation, Ms. Irina Goldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2013, that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Irina Goldman	56	President, Secretary, Treasurer, and Director

Irina Goldman, President, Secretary, Treasurer, and Director

Irina Goldman has been our President, Secretary, Treasurer and sole director since our company’s incorporation on August 14, 2013. Ms. Goldman has more than 4 years working experience in overseeing and working directly on website development, marketing products over the internet, sourcing vendors and working with current vendors in selling our products. Ms. Goldman has been our principal executive officer and our principal accounting officer and works on a full-time basis for us since August 2013. She is responsible for providing customer service, processing of customer orders and maintaining our current product selections on our website www.polkadotpatch.com. She has also been sourcing many of our new products and new vendors. She is also beginning the work on designing our new website, www.mapletreekids.com. During the period from August 2011 through July 2013, Ms. Goldman was offering her services as a freelance business consultant to internet businesses. During the period from July 2007 through August 2011 Ms. Goldman was the sole officer and director of Avenue South Ltd., a web-based retailer focused on selling specialty home furnishings over the Internet. This business was sold in August 2011. Ms. Goldman graduated from Columbia University in 1983 with a Masters Degree in Engineering.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

None of our officers or director have any familial relationship.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2013 fiscal year.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Summary Compensation Table - Fiscal Years Ended December 31, 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Total ($)
Irina Goldman (2)	2013 and 2012	0	0

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	Irina Goldman was appointed as our sole Director on and as our President, Treasurer, and Secretary on August 14, 2013.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or director from August 12, 2005 (inception date) to December 31, 2013. As of December 31, 2013 we did not have any stock option plans.

Management or Employment Agreements

We have not yet entered into any consulting or management agreements with any of our directors or officers.

Compensation of Directors

Our director did not receive any compensation for her services as director from our inception to the date of this annual report. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of March 14, 2014, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 31, 2013, there were 7 million shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Irina Goldman (1)
	119 Rockland Center, Suite 75
	Nanuet, NY 10954	7,000,000	100.0

Common Stock	Officers and directors as a group	7,000,000	100.0
_______________
(1)	Irina Goldman is our President, Secretary, Treasurer and Director

Changes in Control

As of December 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There are no transactions involving any director, executive officer, or any security holder who is a beneficial owner of more than 4.99% of our capital stock or any member of the immediate family of the officers, directors or such beneficial owners, or any other related persons.

Promoters and Certain Control Persons

Ms. Goldman is considered a founder or promoter of Maple Tree Kids, Inc. as defined in Rule 405 under the Securities Act of 1933. Ms. Goldman owns 100% of our outstanding capital stock. She received 1,000,000 shares of our common stock upon our incorporation in exchange for a payment by her to us of $1,000. The amount paid by Ms. Goldman for the remaining 6,000,000 shares acquired by her was determined arbitrarily by her and not based on any recognized method of valuation. Ms. Goldman is our President, Director, Principal Accounting Officer, Treasurer and Secretary and runs the day to day operations of our business.

Director Independence

The Company is not listed on a national securities exchange or in an inter-dealer quotation system which has independent director requirements. We have one director. This director is not considered to be an independent director. The definition we use to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$5,000	$0
Audit-related fees (2)	0	0
Tax fees	0	0
All other fees	0	0
Total	$5,000	$0

(1)
“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by ZBS Group LLP, for our financial statements as of and for the year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Item 15. Exhibits.

Exhibit No.	Description
2.1 *	Agreement and Plan of Merger, dated September 26, 2013, between Maple Tree Kids, Inc. and Maple Tree Kids LLC.
3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.
3.2 *	Bylaws of Maple Tree Kids, Inc.
10.1 *	Subscription Agreement, between the Company and Irina Goldman, dated August 14, 2013.
10.2 *	Subscription Agreement, between the Company and Irina Goldman, dated September 26, 2013.
10.3**	Form of Subscription Agreement
14.1	Code of Ethics
23.1 **	Consent of ZBS Group, LLP
31	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer
32	Section 1350 Certifications
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013
** Filed as an exhibit to the Registration Statement on Form S-1A of Maple Tree Kids, dated January 15, 2014
***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

MAPLE TREE KIDS, INC.

Date: March 14, 2014	By:	/s/ Irina Goldman
Irina Goldman
President
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irina Goldman	President and Director	March 14, 2014
Irina Goldman	(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits.

Exhibit No.	Description
2.1 *	Agreement and Plan of Merger, dated September 26, 2013, between Maple Tree Kids, Inc. and Maple Tree Kids LLC.
3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.
3.2 *	Bylaws of Maple Tree Kids, Inc.
10.1 *	Subscription Agreement, between the Company and Irina Goldman, dated August 14, 2013.
10.2 *	Subscription Agreement, between the Company and Irina Goldman, dated September 26, 2013.
10.3**	Form of Subscription Agreement
14.1	Code of Ethics
23.1 **	Consent of ZBS Group, LLP
31	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer
32	Section 1350 Certifications
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013
** Filed as an exhibit to the Registration Statement on Form S-1A of Maple Tree Kids, dated January 15, 2014
***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

MAPLE TREE KIDS, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
Maple Tree Kids, Inc.
Nanuet, NY

We have audited the accompanying balance sheets of Maple Tree Kids, Inc. (a development stage company) as of December 31, 2013 and December 31, 2012 and the related statements of operations, stockholder’s equity and cash flows for the years then ended  and for the period August 12, 2005 (inception) to December 31, 2013. Maple Tree Kids, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Kids, Inc. (a development stage company) as of December 31, 2013 and December 31, 2012 and the results of its operations and its cash flows for the years then ended and for the period August 12, 2005 (inception) to December 31, 2013 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZBS Group LLP
Plainview, NY

March 11, 2014

255 Executive Drive, Suite 400 Plainview, New York 11803
Tel: (516) 394-3344 Fax: (516) 908-7867
www.zbscpas.com

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$4,484	$3,013
Total current assets	4,484	3,013

Website, net	–	–
Total Assets	$4,484	$3,013

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued liabilities	1,583	225
Total current liabilities	1,583	225

Stockholder’s equity:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares outstanding at December 31, 2013 and December 31, 2012	–	–
Common stock, $0.001 par value, 450,000,000 authorized, 7,000,000 shares issued and outstanding at December 31, 2013 and 2,000,000 shares issued and outstanding at December 31, 2012	7,000	2,000
Additional paid-in capital	(67,442)	(71,704)
Accumulated retained earnings during the development stage	63,343	72,492
Total Stockholder’s Equity	2,901	2,788
Total Liabilities and Stockholder’s Equity	$4,484	$3,013

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Statements of Operations

	For the Year ended	For the Year ended	For the period August 12, 2005 (inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013

Sales	$15,743	$27,518	$751,834
Cost of sales	11,368	16,861	468,453
Gross margin	4,375	10,657	283,381

Operating Expenses:
Selling, general and administrative expenses	13,524	8,812	220,038
Net operating (loss) income	(9,149)	1,845	63,343
Income tax expense	-	-	-
Net (loss) income	$(9,149)	$1,845	$63,343

Net Loss Per Common Share, Basic and diluted	$(0.00)	$0.00
Weighted Average Number of shares outstanding	7,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Statement of Changes in Stockholder’s Equity
From August 12, 2005 (Inception) to December 31, 2013

				Earnings
				Accumulated
	Common	Common	Additional Paid-In	During the Development	Total Stockholder’s
	Shares	Stock	Capital	Stage	Equity
Capital Contributions –August 12, 2005 (Inception) – restated to the equivalent common shares outstanding of Maple Tree Kids, Inc. pursuant to the reorganization of Maple Tree Kids LLC into Maple Tree Kids, Inc.	2,000,000	$2,000	$1,075	$-	$3,075
Capital contributions - 2005	-	-	10,186	-	10,186
Net income	-	-	-	-	-
Balance, December 31, 2005	2,000,000	2,000	11,261	-	13,261
Capital contributions - 2006	-	-	3,435	-	3,435
Net income - 2006	-	-	-	5,648	5,648
Balance, December 31, 2006	2,000,000	2,000	14,696	5,648	22,344
Capital draws- 2007	-	-	(9,185)	-	(9,185)
Capital Contributions -2007	-	-	7,588	-	7,588
Net income - 2007	-	-	-	30,397	30,397
Balance, December 31, 2007	2,000,000	2,000	13,099	36,045	51,144
Capital draws- 2008	-	-	(47,787)	-	(47,787)
Net income - 2008	-	-	-	19,989	19,989
Balance, December 31, 2008	2,000,000	2,000	(34,688)	56,034	23,346
Capital draws- 2009	-	-	(17,190)	-	(17,190)
Net income - 2009	-	-	-	5,331	5,331
Balance, December 31, 2009	2,000,000	2,000	(51,878)	61,365	11,487
Capital draws - 2010	-	-	(38,440)	-	(38,440)
Net income - 2010	-	-	-	5,076	5,076
Balance, December 31, 2010	2,000,000	2,000	(90,318)	66,441	(21,877)
Capital contributions - 2011	-	-	22,463	-	22,463
Net income - 2011	-	-	-	4,206	4,206
Balance, December 31, 2011	2,000,000	2,000	(67,855)	70,647	4,792
Capital draws- 2012	-	-	(3,849)	-	(3,849)
Net income - 2012	-	-	-	1,845	1,845
Balance, December 31, 2012	2,000,000	2,000	(71,704)	72,492	2,788
Conversion of shareholder loan to equity – September 26, 2013 – at par value – 5 million shares	5,000,000	5,000	-	-	5,000
Capital contributions - net	-	-	4,262	-	4,262
Net loss - 2013	-	-	-	(9,149)	(9,149)
Balance, December 31, 2013	7,000,000	$7,000	$(67,442)	$63,343	$2,901

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Statements of Cash Flows

	For The Year Ended		August 12, 2005 (inception) through
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net (loss) income	$(9,149)	$1,845	$63,343
Changes in Assets and Liabilities:
Increase (decrease) in accrued liabilities	1,358	(2,231)	1,583
Net cash provided by (used in) operating activities	(7,791)	(386)	64,926

Cash flows from investing activities:	–	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	–	5,000
Proceeds from shareholder advances	5,000	-	5,000
Member contributions (distributions)	(738)	(3,849)	(70,442)
Net cash flows (used in) provided by financing activities	9,262	(3,849)	(60,442)

Net increase (decrease) in cash	1,471	(4,235)	4,484

Cash, beginning of year/period	3,013	7,248	–

Cash, end of year/period	$4,484	$3,013	$4,484
Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$–		$–	$–
Cash paid during development stage for income taxes	$–		$–	$–
Supplemental schedule of non-cash activity:
Conversion of shareholder advances to equity	$5,000	$		$5,000
Common Stock issued in the plan of merger with Maple Tree Kids LLC	$1,000		$–	$1,000

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 1 – Description of the Development Stage Business, Merger and Going Concern

Maple Tree Kids Inc. (“the Company”) was incorporated on August 14, 2013 in the State of Nevada. At the time of our incorporation, our president and sole stockholder subscribed for and purchased 1,000,000 shares of our common stock at a purchase price of $0.001 per share for an aggregate purchase price of $1,000. The Company is a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. The Company’s products consist of personalized infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, blankets, baby wraps and slings, wet bags and other accessories.

Predecessor Business - Maple Tree Kids LLC:

Maple Tree Kids LLC a Vermont Limited Liability Company was formed on August 12, 2005 under State of Vermont statutes. Under the terms of the LLC Operating Agreement (“operating agreement”), the term of the Company expires on certain events of dissolution. The Company had one member at who owned 100% of Maple Tree Kids LLC.

Sale of Member’s LLC Interest:

On August 16, 2013, the former single member of Maple Tree Kids LLC sold 100% of her interest in the Company to our president and sole stockholder for $8,800. All cash, inventory and equipment were distributed to the prior member at the closing and the URL websites, customer list and vendor list were retained by the Company and the new sole member. The prior member assumed all liabilities of the Company at closing.

Merger Agreement

On September 26, 2013 the Company, pursuant to an agreement and plan of merger, merged into Maple Tree Kids, Inc, a Nevada corporation and ceased to exist as a Vermont LLC as of the date of this merger. Our principal shareholder, who was the sole member of Maple Tree Kids LLC at the time of the merger, received 1 million shares of Maple Tree Kids, Inc. pursuant to the plan of merger, resulting in her owning a total of 2 million shares of Maple Tree Kids, Inc after the merger and continuing to be the sole shareholder of Maple Tree Kids, Inc. Maple Tree Kids, Inc. had assets consisting of cash of $1,000 and stockholder’s equity of $1,000 with no revenue or expenses incurred since its date of incorporation to the time of this merger.

Financial Reporting – Reorganization

For financial reporting purposes, this merger transaction was recorded as a reorganization of Maple Tree Kids LLC whereby Maple Tree Kids LLC is deemed to be the continuing, surviving entity for accounting purposes, but through this merger, has deemed to have adopted the capital structure and now operates under the name of Maple Tree Kids, Inc., who became the surviving entity for legal purposes. Accordingly, all references to the former member’s initial capital contribution in Maple Tree Kids LLC been restated to reflect the equivalent number of Maple Tree Kids, Inc. common shares outstanding at the merger date and subsequent capital contributions and capital withdrawals from Maple Tree Kids LLC have been recorded as changes to additional paid-in capital. In other words, the $3,075 of the initial capital contribution made to Maple Tree Kids LLC by the former member of the LLC at August 12, 2005 (date of inception of Maple Tree Kids LLC) has been restated to 2,000,000 common shares outstanding at the par value of $.001 or $2,000 and the remaining $1,075 capital contributed recorded as additional paid-in capital, as of August 12, 2005. Subsequent member capital contributions and withdrawals made from member’s equity have been recorded as increases and decreases to additional paid-in capital.

The Company is a development stage entity and its business activities are focused on developing a market for selling personalized children products and rebranding its name to “Maple Tree Kids”, for selling these personalized baby and toddler products and other products to customers through its new website that is currently under construction, mapletreekids.com. Its development stage activities include working with new vendors to bring to market more personalized baby products. The Company will be attracting customers to its websites by viral marketing, including placing advertisements and offering promotions on various baby weblogs or “blogs”, online journals that are updated frequently and postings to other online communities. There can be no assurance that the Company will be successful in distributing personalized baby products through its Maple Tree Kids website into the retail market.

Sales of the Company’s products are made to retail consumers. The Company buys all of its products from various manufacturers located in the United States and all products are marketed and sold under these manufacturers’ trademarks. The Company presently sells all of its products over the internet through its two websites, polkadotpatchkids.com and www.sunshinepolkadots.com.

The Company’s product sales into the infant and toddler retail market are subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulation, various additional political, economic, and other uncertainties.

Going Concern

From August 12, 2005 (inception) through December 31, 2013, the Company has generated $751,834 in cumulative revenues and has incurred a cumulative net income during that same period of $63,343. The Company generated a loss for the year ended December 31, 2013 of $9,149 and expects to generate losses in the near future, due to an anticipated increase in its general and administrative expenses due to the above mentioned development stage activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. The Company has on file a Registration Statement with the SEC to raise additional equity funds through a public offering. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year: The Company's fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at December 31, 2013 and December 31, 2012.

Fair Value of Financial Instruments:

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).
The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Segments and Related Information: The Company operates primarily in one principal business segment, infant and toddler products.

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites for the years ended December 31, 2013 and December 31, 2012 were both $5,435 as these websites were fully amortized at December 31, 2013 and December 31, 2012.

Revenue Recognition: Sales to consumers are recorded when the price is fixed or determinable and goods are shipped to the customers. Sales are reported net of allowances for estimated returns and allowances in the accompanying statements of income. Allowances for returns are estimated based on historical customer return rates. Customers pre-pay for orders through our website with their credit cards prior to the shipment of the goods, which takes place within a few days after the order is placed. The Company does not carry inventory and all orders are drop-shipped by our vendors and shipped directly by them to our customers.

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned. The Company records revenue as a principal pursuant to above mentioned factors establishing that the revenue be recorded as a principal.

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at December 31, 2013 and 2012. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There were approximately $1,000 of total product returns for the year ended December 31, 2013. There was no sales returns allowance recorded at December 31, 2013 and December 31, 2012. The historical sales return rate for the Company in relation to its total sales have not been significant.

Income Taxes: Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets.

The Company adopted the FASB ASC accounting guidance for recognizing and measuring uncertain tax positions, as defined in the FASB ASC Topic “Income Taxes”. This guidance prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This guidance also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2013 or 2012.

Earnings Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 26, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $363 and $1,197 respectively and $63,971 from the period August 12, 2005 (date of inception) to December 31, 2013. These expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were $371 and $1,197 for the years ended December 31, 2013 and 2012, respectively and approximately $23,743 from August 12, 2005 (date of inception) to December 31, 2013.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the years ended December 31, 2013 and 2012 and from the period August 12, 2005 (inception) to December 31, 2013, there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at December 31, 2013 and December 31, 2012.

In recognizing the unredeemed gift card income above, the Company considered the guidance under ASC 405-20-40, Liabilities-Extinguishments of Liabilities-Derecognition paragraph 40-1 that states “A debtor shall derecognize a liability if and only if it has been extinguished. A liability under this standard has been extinguished if either of the following conditions is met: (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.” The recognition of unredeemed gift card income is not expected to be material in future reporting periods. If we have future sales of gift cards, we will review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

Contingencies: Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% and 21% of total sales for the years ended December 31, 2013 and 2012, respectively.