Form 10-Q
period 2014-03-31
Maple Tree Kids, Inc.
filed 2014-04-28
CIK 1590496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

MAPLE TREE KIDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-192093	46-3424568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

119 Rockland Center, Suite 75 Nanuet, NY	10954
(Address of principal executive offices)	(Zip Code)

 845-548-0888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of April 23, 2014 there were 7,000,000 shares of company common stock issued and outstanding.

MAPLE TREE KIDS, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)	4

	Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	4

	Condensed Statements of Operations for three months ended March 31, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to March 31, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for three months ended March 31, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to March 31, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below Risk Factors” section of our Annual Report that was filed with the Securities & Exchange Commission on March 14, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$775	$4,484
Total current assets	775	4,484

Website, net	–	–
Total Assets	$775	$4,484

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accrued liabilities	401	1,583
Loan from shareholder	5,000	-
Total current liabilities	5,401	1,583

Stockholder’s equity:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares outstanding at March 31, 2014 and December 31, 2013	–	–
Common stock, $0.001 par value, 450,000,000 authorized, 7,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	7,000	7,000
Additional paid-in capital	(67,442)	(67,442)
Accumulated retained earnings during the development stage	55,816	63,343
Total Stockholder’s Equity (Deficit)	(4,626)	2,901
Total Liabilities and Stockholder’s Equity (Deficit)	$775	$4,484

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period August 12, 2005
	Three Months ended	Three Months ended	(inception) through
	March 31,	March 31,	March 31,
	2014	2013	2014

Sales	$1,687	$5,127	$753,521
Cost of sales	1,095	3,186	469,548
Gross margin	592	1,941	283,973

Operating Expenses:
Selling, general and administrative expenses	8,119	2,369	228,157
Net operating (loss) income	(7,527)	(428)	55,816
Income tax expense	-	-	-
Net (loss) income	$(7,527)	$(428)	$55,816

Net Loss Per Common Share, Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	7,000,000	2,000,000

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended		August 12, 2005 (inception) through
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net (loss) income	$(7,527)	$(428)	$55,816
Changes in Assets and Liabilities:
Increase (decrease) in accrued liabilities	(1,182)	58	401
Net cash provided by (used in) operating activities	(8,709)	(370)	56,217

Cash flows from investing activities:	–	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	–	–	5,000
Proceeds from shareholder loan	5,000	–	10,000
Shareholder contributions (distributions)	–	–	(70,442)
Net cash flows (used in) provided by financing activities	5,000	–	(55,442)

Net increase (decrease) in cash	(3,709)	(370)	775

Cash, beginning of period	4,484	3,013	–

Cash, end of period	$775	$2,643	$775
Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$–	$–	$–
Cash paid during development stage for income taxes	$–	$–	$–
Supplemental schedule of non-cash activity:
Conversion of shareholder advances to equity	$–	$–	$5,000
Common Stock issued in the plan of merger with Maple Tree Kids LLC	$–	$–	$1,000

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

Note 1 – Presentation, Description of the Development Stage Business, Merger and Going Concern

Presentation

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2014 and December 31, 2013, results of operations for the three months ended March 31, 2014 and 2013 and from inception to March 31, 2014, and cash flows for the three months ended March 31, 2014 and 2013 and from inception to March 31, 2014, as applicable, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

Description

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

Predecessor Business - Maple Tree Kids LLC:

Maple Tree Kids LLC a Vermont Limited Liability Company was formed on August 12, 2005 under State of Vermont statutes. Under the terms of the LLC Operating Agreement (“operating agreement”), the term of the Company expires on certain events of dissolution. The Company had one member who owned 100% of Maple Tree Kids LLC.

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

Going Concern

From August 12, 2005 (inception) through March 31, 2014, the Company has generated $753,521 in cumulative revenues and has incurred a cumulative net income during that same period of $55,816. The Company generated a loss for the three month period ended March 31, 2014 of $7,527 and expects to generate losses in the near future, due to an anticipated increase in its general and administrative expenses due to the above mentioned development stage activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at March 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments:

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Segments and Related Information: The Company operates primarily in one principal business segment, infant and toddler products.

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites for the years ended March 31, 2014 and December 31, 2013 were both $5,435 as these websites were fully amortized at March 31, 2014 and December 31, 2013.

Revenue Recognition: Sales to consumers are recorded when the price is fixed or determinable and goods are shipped to the customers. Sales are reported net of allowances for estimated returns and allowances in the accompanying statements of income. Allowances for returns are estimated based on historical customer return rates. Customers pre-pay for orders through our website with their credit cards prior to the shipment of the goods, which takes place within a few days after the order is placed. The Company presently does not carry inventory and all orders are drop-shipped by our vendors and shipped directly by them to our customers.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at March 31, 2014 and December 31, 2013. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was approximately $0 of total product returns for the three months ended March 31, 2014. There was no sales returns allowance recorded at March 31, 2014 and December 31, 2013. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

The Company adopted the FASB ASC accounting guidance for recognizing and measuring uncertain tax positions, as defined in the FASB ASC Topic “Income Taxes”. This guidance prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This guidance also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2014 or 2013.

Earnings Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 26, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2014 and 2013 were $0 and $150 respectively and $63,971 from the period August 12, 2005 (date of inception) to March 31, 2014. These expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were $0 and $172 for the three months ended March 31, 2014 and 2013, respectively and approximately $23,743 from August 12, 2005 (date of inception) to March 31, 2014.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three months ended March 31, 2014 and 2013 and from the period August 12, 2005 (inception) to March 31, 2014, there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at March 31, 2014 and December 31, 2013.

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

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the three months ended March 31, 2014 and 2013, respectively.

Note 4 – Loan from Shareholder

The loan is non-interest bearing, unsecured and payable on demand. The shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at March 31, 2014. The balance due at March 31, 2014 was $5,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

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

Principal Factors Affecting our Financial Performance.

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

•
We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, of our total revenues for the three months ended March 31, 2014 and 2013. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the Three ended March 31, 2014 and March 31, 2013 the period August 12, 2005 (inception date) to March 31, 2014.

Revenues

We generated revenues of $1,687 for the three months ended March 31, 2014 and $5,127 for the three months ended March 31, 2013 and was a cumulative amount of $753,521 for the period from our inception on August 12, 2005 to March 31, 2014. This decrease in revenue in 2014 is due to a decrease in the volume of items sold through our current website.

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

Cost of Sales

Our cost of sales was $1,095 for the three months ended March 31, 2014 and $3,186 for the three months ended March 31, 2013 and was a cumulative amount of $469,548 from the date of our inception on August 12, 2005 to March 31, 2014. The decrease in the cost of sales for 2014 was due to our decrease in revenue in 2014 as we sold our merchandise to fewer retail customers in 2014.

Gross Profit

We generated gross profit of $592 for the three months ended March 31, 2014 and $1,941 for the three months ended March 31, 2013 and a cumulative amount of $283,973 for the period from the date of our inception on August 12, 2005 to March 31, 2014. The decrease in the gross profit percentage from 38% in 2013 to 35% in 2014 was due a decrease in our selling prices to our major customer in 2014.

Our operating expenses were $8,119 for the three months ended March 31, 2014 and $2,369 for the three months ended March 31, 2013 and a cumulative amount of $228,157 for the period from the date of our inception on August 12, 2005 to March 31, 2014. The increase in our operating expenses in 2014 was due to an increase in our fees for professional services of approximately $5,900. This increase was offset by a decrease in our marketing and promotion and other administrative expenses of approximately $150.

Net Income (Loss)

Our net income (loss) for the three months ended March 31, 2014 was $(7,527) and was $(428) for the three months ended March 31, 2013 and a cumulative amount of $55,816 for the period from the date of our inception on August 12, 2005 to March 31, 2014. The decrease in net income in 2014 was due to the reasons stated above.

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

In the event that the Company is not able to retain our major customer or obtain new customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations or cease operations. We presently are seeking to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new major customers.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $775, total assets of $775 and negative working capital of $4,626 compared to $4,484 in cash, $4,484 in total assets and $2,901 in working capital as of December 31, 2013.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			August 12, 2005 (inception) through
	March 31,		March 31,
	2014	2013	2014

Net cash (used in) operating activities	$(8,709)	(370)	56,217
Net cash (used in) investing activities	$-	-	-
Net cash (used in) provided by financing activities	$5,000	-	(55,442)
Net cash inflow (outflow)	$775	2,643	775

Operating Activities

Cash used in operating activities in the three months ended March 31, 2014 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2014 was $8,709, which consisted of a net loss of $7,527 and a decrease in working capital of $1,182. The decrease in working capital was due to a decrease in accrued liabilities of $1,182.

Cash used in operating activities in the three months ended March 31, 2013 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2013 was $370, which consisted of a net loss of $428 and cash provided by working capital of $58. The cash provided by working capital was due to an increase in accrued liabilities of $58.

Cash used in operating activities from August 12, 2005 (inception) to March 31, 2014 consisted of net income as well as the effect of changes in working capital. Cumulative cash provided by operating activities was $56,217, which consisted of a net income of $55,816 and cash provided by working capital of $401. The cash provided by working capital consisted of an increase in accrued liabilities.

Investing Activities

During the three months ended March 31, 2014 and 2013 we had no investing activities. We had no investing activities from August 12, 2005 (inception) to March 31, 2014.

Financing Activities

During the three months ended March 31, 2014, we had net cash provided by financing activities of $5,000 as compared to net cash flows provided by financing activities of $0 for the three months ended March 31, 2013 an increase of $5,000. This increase in cash provided by financing activities is due to an increase in shareholder loan payable of $5,000. We have net used in financing activities of $55,442 for the period August 12, 2005 (inception date) to March 31, 2014.

During the year ended December 31, 2014, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at March 31, 2014 we do not have enough cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of our offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

We estimate that our operating expenses, based on us being able to raise the necessary equity capital, will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated Expenses
Legal and accounting fees	12 months	$25,000
Further development of Maple Tree Kids website	December 2014	10,000
Marketing and advertising	12 months	25,000
Salaries and consulting fees	12 months	22,000
General and administrative	12 months	18,000
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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarter ended March 31, 2014 and 2013 and for the period August 12, 2005 (date of inception) to March 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 4. Controls And Procedures.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*
XBRL (Extensible Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed filed for purposes of section 18 of the Securities Exchange Act of 1934, and is subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

MAPLE TREE KIDS, INC.

Date: April 28, 2014	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director