Form 10-Q
period 2014-06-30
Maple Tree Kids, Inc.
filed 2014-08-05
CIK 1590496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of July 15, 2014 there were 7,000,000 shares of company common stock issued and outstanding.

MAPLE TREE KIDS, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	4

	Condensed Statements of Operations for three months and six months ended June 30, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to June 30, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for six months ended June 30, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to June 30, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below Risk Factors” section of our Annual Report that was filed with the Securities & Exchange Commission on June 14, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

MAPLE TREE KIDS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$4,283	$4,484
Accounts receivable	127	-
Inventory	2,291	-
Total current assets	6,701	4,484

Other assets:
Equipment	404	-

Total Assets	$7,105	$4,484

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities:
Accrued liabilities	$690	$1,583
Due to shareholder	13,378	-
Total current liabilities	14,068	1,583

Stockholder’s equity:
Preferred stock, $0.001 par value, 50,000,000 authorized,
0 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 450,000,000 authorized,
7,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	7,000	7,000
Additional paid-in capital	(67,442)	(67,442)
Accumulated retained earnings during the development stage	53,479	63,343
Total Stockholder’s Equity (Deficiency)	(6,963)	2,901
Total Liabilities and Stockholder’s Equity (Deficiency)	$7,105	$4,484

The accompanying notes are an integral part of these condensed financial statements.

MAPLE TREE KIDS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

					For the period August 12, 2005
	Three Months ended	Three Months ended	Six Months ended	Six Months ended	(inception) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Sales	$4,084	$3,731	$5,771	$8,859	$757,605
Cost of sales	2,719	3,175	3,814	6,362	472,267
Gross margin	1,365	556	1,957	2,497	285,338

Operating Expenses:
Selling, general and administrative expenses	3,702	1,670	11,821	4,038	231,859
Net operating (loss) income	(2,337)	(1,114)	(9,864)	(1,541)	53,479
Income tax expense	-	-	-	-	-
Net (loss) income	$(2,337)	$(1,114)	$(9,864)	$(1,541)	$53,479

Net Loss Per Common Share, Basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	7,000,000	2,000,000	7,000,000	2,000,000

The accompanying notes are an integral part of these condensed financial statements.

MAPLE TREE KIDS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

			For the period August 12, 2005
	Six Months Ended		(inception) through
	June 30,		June 30,
	2014	2013	2014
Cash Flows from Operating Activities:
Net loss for the period	$(9,864)	$(1,541)	$53,479

Changes in Operating assets and liabilities:
Accounts receivable	(127)	-	(127)
Inventory	1,087	-	1,087
Accrued liabilities	(893)	(193)	690
Net Cash Provided by (Used in) Operating Activities	(9,797)	(1,734)	55,129

Cash Flows from Investing Activities:
Acquisition of office equipment	(404)	-	(404)
Net cash provided by (used in) investing activities	(404)	-	(404)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	–	–	7,000
Proceeds from shareholder advances (distributions)	10,000	–	(57,442)
Net cash flows (used in) provided by financing activities	10,000	-	(50,442)

Net increase (decrease) in cash	(201)	(1,734)	4,283

Cash, beginning of period	4,484	3,013	-

Cash, end of period	$4,283	$1,279	$4,283

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	$-	$-
Cash paid during development stage for income taxes	$-	$-	$-

Supplemental schedule of non-cash activity:
Transfer of inventory from shareholder	3,378	–	3,378
Conversion of shareholder advances to equity	$-	$-	$5,000
Common Stock issued in the plan of merger with Maple Tree Kids LLC	$-	$-	$1,000

The accompanying notes are an integral part of these condensed financial statements.

MAPLE TREE KIDS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014
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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2014 and December 31, 2013, results of operations for the three months and six months ended June 30, 2014 and 2013 and from inception to June 30, 2014, and cash flows for the six months ended June 30, 2014 and 2013 and from inception to June 30, 2014, as applicable, have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

From August 12, 2005 (inception) through June 30, 2014, the Company has generated $757,605 in cumulative revenues and has incurred a cumulative net income during that same period of $53,479. The Company generated a loss for the three month period ended June 30, 2014 of $2,337 and expects to generate losses in the near future, due to an anticipated increase in its general and administrative expenses due to the above mentioned development stage activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. The Company has on file a Registration Statement with the SEC to raise additional equity funds through a public offering . Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year: The Company's fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at June 30, 2014 and December 31, 2013.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites for the years ended June 30, 2014 and December 31, 2013 were both $5,435 as these websites were fully amortized at June 30, 2014 and December 31, 2013.

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

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations , in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned. The Company records revenue as a principal pursuant to above mentioned factors establishing that the revenue be recorded as a principal.

Allowances Against Accounts Receivable: The Company did not have any substantial accounts receivable at June 30, 2014 and December 31, 2013. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was approximately $0 of total product returns for the three months and six months ended June 30, 2014. There was no sales returns allowance recorded at June 30, 2014 and December 31, 2013. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months ended June 30, 2014 and 2013 were $0 and $150 respectively, for the six months ended June 30, 2014 and 2013 total advertising costs were $0 and $300, respectively and $63,971 from the period August 12, 2005 (date of inception) to June 30, 2014. These expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were $7 and $153 for the three months ended June 30, 2014 and 2013, respectively and $7 and $325 for the six months ended June 30, 2014 and 2013, respectively and $23,749 from August 12, 2005 (date of inception) to June 30, 2014.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the accompanying balance sheet and is a direct determinant of cost of goods sold in the accompanying statement of operations and, therefore, has a significant impact on the amount of net income in the reported accounting periods. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. No valuation allowance was provided for slow-moving inventory to write down the inventory value to its estimated market value at June 30, 2014 and December 31, 2013.

The sole shareholder sold infant product inventory she held personally to the Company in April 2014. The total inventory sold to the Company was $3,378. The inventory on hand at June 30, 2014 totaled $2,291. The valuation of the inventory sold to the company was recorded at the same historical cost basis that was recorded by the sole shareholder and officer. This asset transfer was recorded as a transfer of assets between entities under common control.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three months and six months ended June 30, 2014 and 2013 and from the period August 12, 2005 (inception) to June 30, 2014, there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at June 30, 2014 and December 31, 2013.

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

Recently-Issued Accounting Standards: In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has not elected the early adoption of this Accounting Standard Update and has presented inception-to-date information.

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the six months ended June 30, 2014 and 2013, respectively. Loss of this major customer will have a material adverse financial effect on the financial operating results of the Company.

Note 4 – Loan from Shareholder

The loan is non-interest bearing, unsecured and payable on demand. The shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at June 30, 2014. The balance due at June 30, 2014 was $13,378.

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

On May 19, 2014, we entered into a website development agreement with The Calgary Web Design Network. Pursuant to the terms of the Agreement, we have agreed to pay The Calgary Web Design Network a fee of $15,000 for preparing design specifications, programming and consulting services in the building of the Company’s new website, mapletreekids.com. This new website is intended to increase the sales of our personalized infant products to the market. The Agreement will commence only upon us making a 50% deposit or $7,500 payment to The Calgary Web Design Network.

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

•
We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, of our total revenues for the six months ended June 30, 2014 and 2013. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the three months and six months ended June 30, 2014 and June 30, 2013 and the period August 12, 2005 (inception date) to June 30, 2014.

Revenues

We generated revenues of $4,084 and $3,731 for the three months ended June 30, 2014 and 2013, respectively and $5,771 and $8,859 for the six months ended June 30, 2014 and 2013, respectively and was a cumulative amount of $757,605 for the period from our inception on August 12, 2005 to June 30, 2014. This increase in revenue in 2014 for the three months ended June 30, 2014 versus June 30, 2013 was due to sales generated from our sole shareholder and officer selling various inventory gift baskets by attending flea market events. The gift baskets were made up of the inventory she transferred to the Company. The decrease for the six months ended June 30, 2014 versus June 30, 2013 was due to a decrease in the volume of items sold to our major customer.

Our ability to generate a significant level of revenues, however, is very uncertain for future reporting periods. We continue to be a development stage company since our sole officer and shareholder is devoting substantially all of her efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $2,719 and $3,175 for the three months ended June 30, 2014 and 2013, respectively and $3,814 and $6,362 for the six months ended June 30, 2014 and 2013, respectively and was a cumulative amount of $472,267 from the date of our inception on August 12, 2005 to June 30, 2014. The decrease in the cost of sales for 2014 was due to our decrease in revenue in 2014 as we sold our merchandise to fewer retail customers in 2014.

Gross Profit

We generated gross profit of $1,365 and $556 for the three months ended June 30, 2014 and 2013, respectively and $1,957 and $2,497 for the six months ended June 30, 2014 and 2013, respectively and a cumulative amount of $285,338 for the period from the date of our inception on August 12, 2005 to June 30, 2014. The increase in the gross profit percentage for the three months ended June 30, 2014 versus June 30, 2013, 33% in 2014 and 15% in 2013, was due an increase in our profit margins from selling our gift baskets at flea market events, as mentioned above.

Our operating expenses were $3,702 and $1,670 for the three months ended June 30, 2014 and 2013, respectively and $11,821 and $4,038 for the six months ended June 30, 2014 and 2013, respectively and a cumulative amount of $231,859 for the period from the date of our inception on August 12, 2005 to June 30, 2014. The increase in our operating expenses for the three month periods in 2014 and 2013 was due primarily to the increase in fees for professional services of approximately $2,000. The increase in our operating expenses for the six month periods in 2014 and 2013 was due primarily to the increase in fees for professional services of approximately $8,000.

Net Income (Loss)

Our net income (loss) for the three months ended June 30, 2014 and 2013 was $(2,337) and $(1,114), respectively and for the six months ended June 30, 2014 and 2013 was $(9,864) and $(1,541), respectively and a cumulative amount of $53,479 for the period from the date of our inception on August 12, 2005 to June 30, 2014. The increase in net losses in 2014 was due to the reasons stated above.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $4,283, total assets of $7,105 and negative working capital of $7,367 compared to $4,484 in cash, $4,484 in total assets and $2,901 in working capital as of December 31, 2013. The decrease in working capital is attributable to our increase in operating losses in 2014.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			August 12, 2005 (inception) through
	June 30,		June 30,
	2014	2013	2014

Net cash provided by (used in) operating activities	$(9,797)	$(1,734)	$55,129
Net cash provided by (used in) investing activities	$(404)	$0	$(404)
Net cash provided by (used in) financing activities	$10,000	$0	$(50,442)
Net cash inflow (outflow)	$(201)	$(1,734)	$4,283

Operating Activities

Cash used in operating activities in the six months ended June 30, 2014 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2014 was $9,797, which consisted of a net loss of $9,864 and an increase in working capital of $67. The decrease in working capital was due an increase in accounts receivable of $127, a decrease in inventory of $1,087 and a decrease in accrued liabilities of $893.

Cash used in operating activities in the six months ended June 30, 2013 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2014 was $1,734, which consisted of a net loss of $1,541 and a decrease in working capital of $193. The decrease in working capital was due to a decrease in accrued liabilities of $193.

Cash used in operating activities from August 12, 2005 (inception) to June 30, 2014 consisted of net income as well as the effect of changes in working capital. Cumulative cash provided by operating activities was $55,129, which consisted of a net income of $53,479 and cash provided by working capital of $1,650. The cash used by working capital consisted of an increase in accounts receivable of $127, decrease in inventory of $1,087 offset by an increase in accrued liabilities of $690.

Investing Activities

During the six months ended June 30, 2014 we had $404 of investing activities from the purchase of computer equipment and software. We had investing activities from August 12, 2005 (inception) to June 30, 2014 of $404.

Financing Activities

During the six months ended June 30, 2014, we had net cash provided by financing activities of $13,378 as compared to net cash flows provided by financing activities of $0 for the six months ended June 30, 2013 an increase of $13,378. This increase in cash provided by financing activities is due to an increase in shareholder loan payable of $13,378. We have net used in financing activities of $50,442 for the period August 12, 2005 (inception date) to June 30, 2014. We had an increase proceeds from the sale of our common stock to our sole shareholder of $7,000 offset by net distributions to shareholders of ($54,064).

During the year ended December 31, 2014, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at June 30, 2014 we do not have enough cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of our offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarter ended June 30, 2014 and 2013 and for the period August 12, 2005 (date of inception) to June 30, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Website development agreement dated as of May 19, 2014 between the Company and The Calgary Web Design Network (Incorporated by reference to Exhibit 10.1 to Registrants current report on Form 8-K filed on May 20, 2014.

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
______________
*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

MAPLE TREE KIDS, INC.

Date: August 5, 2014	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director