Form 10-Q
period 2014-09-30
Maple Tree Kids, Inc.
filed 2014-11-05
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of November 3, 2014 there were 8,108,500 shares of company common stock issued and outstanding.

MAPLE TREE KIDS, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		3

Item 1.	Financial Statements (unaudited)	4

	Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

	Condensed Statements of Operations for three months and nine months ended September 30, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to September 30, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for nine months ended September 30, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to September 30, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

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

MAPLE TREE KIDS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$9,410	$4,484
Inventory	845	-
Total current assets	10,255	4,484

Other assets:
Equipment	404	-

Total Assets	$10,659	$4,484
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities:
Accrued liabilities	$611	$1,583
Due to shareholder	13,378	-
Total current liabilities	13,989	1,583

Stockholder’s equity:
Preferred stock, $0.001 par value, 50,000,000 authorized,
0 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 450,000,000 authorized,
7,207,500 shares issued and outstanding at September 30, 2014 and 7,000,000 shares issued and outstanding at December 31, 2013	7,208	7,000
Additional paid-in capital	(63,500)	(67,442)
Accumulated retained earnings during the development stage	52,962	63,343
Total Stockholder’s Equity (Deficiency)	(3,330)	2,901
Total Liabilities and Stockholder’s Equity (Deficiency)	$10,659	$4,484

The accompanying notes are an integral part of these condensed financial statements.

MAPLE TREE KIDS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013	For the period August 12, 2005 (inception) through September 30, 2014

Sales	$5,072	$3,565	$10,843	$12,424	$762,677
Cost of sales	3,429	2,626	7,243	8,988	475,696
Gross margin	1,643	939	3,600	3,436	286,981

Operating Expenses:
Selling, general and administrative expenses	2,160	5,086	13,981	9,125	234,019
Net operating (loss) income	(517)	(4,147)	(10,381)	(5,689)	52,962
Income tax expense	-	-	-	-	-
Net (loss) income	$(517)	$(4,147)	$(10,381)	$(5,689)	$52,962

Net Loss Per Common Share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,008,592	2,271,739	7,025,495	2,092,593

The accompanying notes are an integral part of these condensed financial statements.

MAPLE TREE KIDS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended		For the period August 12, 2005 (inception) through
	September 30,		September 30,
	2014	2013	2014
Cash Flows from Operating Activities:

Net profit (loss) for the period	$(10,381)	$(5,689)	$52,962

Changes in Operating assets and liabilities:
Inventory	2,533	-	2,533
Accrued liabilities	(972)	892	611
Net Cash Provided by (Used in) Operating Activities	(8,820)	(4,797)	56,106

Cash Flows from Investing Activities:
Acquisition of office equipment	(404)	-	(404)
Net cash provided by (used in) investing activities	(404)	-	(404)

Cash Flows from Financing Activities:
Proceeds from stockholder’s loan	-	5,000	5,000
Proceeds from sale of common stock	4,150	5,000	9,150
Proceeds from shareholder advances (distributions)	10,000	(738)	(60,442)
Net cash flows (used in) provided by financing activities	14,150	9,262	(46,292)

Net increase (decrease) in cash	4,926	4,465	9,410

Cash, beginning of period	4,484	3,013	-

Cash, end of period	$9,410	$7,478	$9,410

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	$-	$-
Cash paid during development stage for income taxes	$-	$-	$-

Supplemental schedule of non-cash activity:
Transfer of inventory from shareholder	$3,378	$-	$3,378
Conversion of shareholder advances to equity	$-	$5,000	$5,000
Common Stock issued in the plan of merger with Maple Tree Kids LLC	$-	$-	$1,000

The accompanying notes are an integral part of these condensed financial statements.

MAPLE TREE KIDS, INC.

 (A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2014 and December 31, 2013, results of operations for the three months and nine months ended September 30, 2014 and 2013 and from inception to September 30, 2014, and cash flows for the nine months ended September 30, 2014 and 2013 and from inception to September 30, 2014, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern

From August 12, 2005 (inception) through September 30, 2014, the Company has generated $762,677 in cumulative revenues and has incurred a cumulative net income during that same period of $52,962. The Company generated a loss for the three month period ended September 30, 2014 of $517 and expects to generate losses in the near future, due to an anticipated increase in its general and administrative expenses due to the above mentioned development stage activities and not having sufficient cash to fund its operations for the next 12 months. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at September 30, 2014 and December 31, 2013.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites for the years ended December 31, 2013 and September 30, 2014 were both $5,435 as these websites were fully amortized at September 30, 2014 and December 31, 2013.

Revenue Recognition: Sales to consumers are recorded when the price is fixed or determinable and goods are shipped to the customers. Sales are reported net of allowances for estimated returns and allowances in the accompanying statements of income. Allowances for returns are estimated based on historical customer return rates. Customers pre-pay for orders through our website with their credit cards prior to the shipment of the goods, which takes place within a few days after the order is placed. The Company presently carries some inventory but the majority of the Company’s orders are drop-shipped by our vendors and shipped directly by them to our customers.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at September 30, 2014 and December 31, 2013. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was approximately $0 of total product returns for the three months and nine months ended September 30, 2014. There was no sales returns allowance recorded at September 30, 2014 and December 31, 2013. The historical sales return rate for the Company in relation to its total sales have not been significant.

Property and equipment: Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months ended September 30, 2014 and 2013 were $0 and $50 respectively, for the nine months ended September 30, 2014 and 2013 total advertising costs were $0 and $350, respectively and $63,971 from the period August 12, 2005 (date of inception) to September 30, 2014. These expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were $0 and $38 for the three months ended September 30, 2014 and 2013, respectively and $7 and $363 for the nine months ended September 30, 2014 and 2013, respectively and $23,749 from August 12, 2005 (date of inception) to September 30, 2014.

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. No valuation allowance was provided for slow-moving inventory to write down the inventory value to its estimated market value at September 30, 2014 and December 31, 2013.

The sole shareholder sold infant product inventory she held personally to the Company in April 2014. The total inventory sold to the Company was $3,378. The inventory on hand at September 30, 2014 totaled $845. The valuation of the inventory sold to the company was recorded at the same historical cost basis that was recorded by the sole shareholder and officer. This asset transfer was recorded as a transfer of assets between entities under common control.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three months and nine months ended September 30, 2014 and 2013 and from the period August 12, 2005 (inception) to September 30, 2014, there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at September 30, 2014 and December 31, 2013.

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

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the nine months ended September 30, 2014 and 2013, respectively. Loss of this major customer will have a material adverse financial effect on the financial operating results of the Company.

Note 4 – Loan from Shareholder

The loan is non-interest bearing, unsecured and payable on demand. The shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at September 30, 2014. The balance due at September 30, 2014 was $13,378.

Note 5 – Common Stock

The Company has 450,000,000, $0.001 par value shares of common stock authorized.

On September 26, 2013, the Company issued 7,000,000 shares of common stock to a director for cash proceeds of $7,000 at $0.001 per share.

Sales of Common Stock in Public Offering

The Company has on file a Registration Statement with the SEC to sell 5,000,000 shares of common stock at a fixed price of $0.02 per share in a direct public offering, without any involvement of underwriters or broker-dealers.

On September 15, 2014, the Company sold 207,500 shares of common stock in its public offering for cash proceeds of $4,150, at $0.02 per share.

Note 6 – Subsequent Events

On October 3, 2014, the Company sold 231,000 shares of its common stock in its public offering for cash proceeds of $4,620, at $0.02 per share.

On October 12, 2014, the Company sold 470,000 shares of its common stock in its public offering for cash proceeds of $9,400, at $0.02 per share.

On October 22, 2014, the Company sold 200,000 shares of its common stock in its public offering for cash proceeds of $10,560, at $0.02 per share.

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

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, of our total revenues for the nine months ended September 30, 2014 and 2013. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the three months and nine months ended September 30, 2014 and September 30, 2013 and the period August 12, 2005 (inception date) to September 30, 2014.

Revenues

We generated revenues of $5,072 and $3,565 for the three months ended September 30, 2014 and 2013, respectively and $10,843 and $12,424 for the nine months ended September 30, 2014 and 2013, respectively and was a cumulative amount of $762,677 for the period from our inception on August 12, 2005 to September 30, 2014. This increase in revenue in 2014 for the three months ended September 30, 2014 versus September 30, 2013 was due to sales generated from our sole shareholder and officer selling various inventory gift baskets from the Company’s inventory by attending flea market events. The gift baskets were made up of the inventory she transferred to the Company. The decrease for the nine months ended September 30, 2014 versus September 30, 2013 was due to a decrease in the volume of items sold to our major customer.

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

Cost of Sales

Our cost of sales was $3,429 and $2,626 for the three months ended September 30, 2014 and 2013, respectively and $7,243 and $8,988 for the nine months ended September 30, 2014 and 2013, respectively and was a cumulative amount of $475,696 from the date of our inception on August 12, 2005 to September 30, 2014. The increase in the cost of sales for 2014 for the three months ended September 30, 2014 versus September 30, 2013 was due to our increase in revenue in 2014 for the three months ended September 30, 2014 versus September 30, 2013. The decrease in the cost of sales for 2014 for the nine months ended September 30, 2014 versus September 30, 2013was due to our decrease in revenue in 2014 as we sold our merchandise to fewer retail customers and our major customer in 2014.

Gross Profit

We generated gross profit of $1,643 and $939 for the three months ended September 30, 2014 and 2013, respectively and $3,600 and $3,436 for the nine months ended September 30, 2014 and 2013, respectively and a cumulative amount of $286,981 for the period from the date of our inception on August 12, 2005 to September 30, 2014. The increase in the gross profit percentage for the three months ended September 30, 2014 versus September 30, 2013, 33% in 2014 and 26% in 2013, was due an increase in our profit margins from selling our gift baskets at flea market events, as mentioned above.

Our operating expenses were $2,160 and $5,086 for the three months ended September 30, 2014 and 2013, respectively and $13,981 and $9,125 for the nine months ended September 30, 2014 and 2013, respectively and a cumulative amount of $234,019 for the period from the date of our inception on August 12, 2005 to September 30, 2014. The decrease in our operating expenses for the three month periods in 2014 and 2013 was due primarily to the decrease in fees for professional services of approximately $2,000. The increase in our operating expenses for the nine month periods in 2014 and 2013 was due primarily to the increase in fees for SEC filing costs and professional services of approximately $5,000.

Net Income (Loss)

Our net income (loss) for the three months ended September 30, 2014 and 2013 was $(517) and $(4,147), respectively and for the nine months ended September 30, 2014 and 2013 was $(10,381) and $(5,689), respectively and a cumulative amount of $52,962 for the period from the date of our inception on August 12, 2005 to September 30, 2014. The increase in net losses in 2014 was due to the reasons stated above.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $9,410, total assets of $10,659 and negative working capital of $3,734 compared to $4,484 in cash, $4,484 in total assets and $2,901 in working capital as of December 31, 2013. The decrease in working capital is attributable to our increase in operating losses in 2014.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			August 12, 2005 (inception) through
	September 30,		September 30,
	2014	2013	2014

Net cash provided by (used in) operating activities	$(8,820)	$(4,797)	$56,106
Net cash provided by (used in) investing activities	$(404)	$-	$(404)
Net cash provided by (used in) financing activities	$14,150	$9,262	$(46,292)
Net cash inflow (outflow)	$4,926	$4,465	$9,410

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2014 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the nine months ended September 30, 2014 was $8,820, which consisted of a net loss of $10,381 and an increase in working capital of $1,561. The increase in working capital was due a decrease in inventory of $2,533 offset by a decrease in accrued liabilities of $972.

Cash used in operating activities in the nine months ended September 30, 2013 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the nine months ended September 30, 2014 was $4,797, which consisted of a net loss of $5,689 and an increase in working capital of $892. The increase in working capital was due to an increase in accrued liabilities of $892.

Cash used in operating activities from August 12, 2005 (inception) to September 30, 2014 consisted of net income as well as the effect of changes in working capital. Cumulative cash provided by operating activities was $56,106, which consisted of a net income of $52,962 and cash provided by working capital of $3,144. The cash used by working capital consisted of decrease in inventory of $2,533 offset by an increase in accrued liabilities of $611.

Investing Activities

During the nine months ended September 30, 2014 we had $404 of investing activities from the purchase of computer equipment and software. We had investing activities from August 12, 2005 (inception) to September 30, 2014 of $404.

Financing Activities

During the nine months ended September 30, 2014, we had net cash provided by financing activities of $14,150 as compared to net cash flows provided by financing activities of $9,262 for the nine months ended September 30, 2013 an increase of $9,508. This increase in cash provided by financing activities is due to an increase in shareholder loan payable of $10,000. We have net cash used in financing activities of $46,292 for the period August 12, 2005 (inception date) to September 30, 2014.

We had proceeds from the sale in our public offering of 207,500 shares of our common stock at $0.02 per shares totaling $4,150. The Company has on file a Registration Statement with the SEC to raise additional equity funds. In October 2014 we sold an additional 901,000 shares of our common stock at $0.02 per shares totaling $18,020.

During the year ended December 31, 2014, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at September 30, 2014 we do not have enough cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of our offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarter ended September 30, 2014 and 2013 and for the period August 12, 2005 (date of inception) to September 30, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

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

MAPLE TREE KIDS, INC.

Date: November 5, 2014	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

