Form 10-Q/A
period 2014-09-30
Maple Tree Kids, Inc.
filed 2015-01-27
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of January 27, 2015 there were 8,108,500 shares of company common stock issued and outstanding.

MAPLE TREE KIDS, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		4

Item 1.	Financial Statements (unaudited)	5

	Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5

	Condensed Statements of Operations for three months and nine months ended September 30, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to September 30, 2014 (unaudited)	6

	Condensed Statements of Cash Flows for nine months ended September 30, 2014 and 2013, and for the Period Since Inception (August 12, 2005) to September 30, 2014 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

EXPLANATORY NOTE

Maple Tree Kids, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-Q for the quarter ended September 30, 2014, originally filed with the Securities Exchange Commission on November 5, 2014 (the "Original Filing"), for the purpose of correcting the name of the website in which the company sells its products, that was inadvertently misspelled in the Original Filing in Note 1 to the Condensed Financial Statements. The website in which the Company presently sells its products is www.polkadotpatch.com and not www.polkadotpatchkids.com as was originally stated in the Form 10-Q . The Company also reported in the originally filed 10-Q that it was selling its products through the website www.sunshinepolkadots.com. The Company is not selling its products through this website as this website was under construction and not operative at the time of the filing. The reference made to this website was deleted.

No other information included in the Form 10-Q has been modified or updated in any way. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the original filing date. This Amendment No. 1 reflects only the change due to the typographical error in name of the above operating website and the Company’s other website www.sunshinepolkadots.com, which was non-operating and under construction at the time of the filing.

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

Sales of the Company’s products are made to retail consumers. The Company buys all of its products from various manufacturers located in the United States and all products are marketed and sold under these manufacturers’ trademarks. The Company presently sells all of its products over the internet through its website, polkadotpatch.com.

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

Fiscal Year:The Company's fiscal year ends December 31.

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

Segments and Related Information:The Company operates primarily in one principal business segment, infant and toddler products.

Amortization of Website: The accompanying balance sheet reflects our website at cost less accumulated amortization. The estimated useful life is 5 years and this website were developed in 2005 and amortized using the straight line method over its useful life. Our website is www.polkadotpatch.com.  The cost and accumulated amortization of the website for the years ended December 31, 2013 and September 30, 2014 were both $5,435 as this website was fully amortized at September 30, 2014 and December 31, 2013.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereto duly authorized individuals.

MAPLE TREE KIDS, INC.

Date: January 27, 2015	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

