Form 10-K
period 2014-12-31
Maple Tree Kids, Inc.
filed 2015-03-06
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was $0. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 8,108,500 shares of the registrant’s common stock outstanding as of March 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	our ability to continue to receive orders from our major customer;

•	our expectations regarding demand for our products;

•	our ability to diversify our product base;

•	our ability to diversify our mediums of distribution of our products;

•	our ability to identify and acquire new customers;

•	our ability to effectively advertise and promote our products; and

•	general economic and business conditions in the United States.

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

We are currently devoting a substantial amount of our efforts in marketing more of our suppliers’ offerings of personalized children products. We are working on creating a new company logo, marketing and sales collateral, searching for sales personnel to sell more personalized children products through our current website and building our new website, www.mapletreekids.com, which is currently under construction. These corporate development efforts to rebrand our company by selling more personalized children’s products to our current and future customers, through our new website and name “Maple Tree Kids”.

We have sold our suppliers products to approximately 4,200 customers since our inception, including our largest customer, a credit union that buys gifts for their customers when they have a newborn child, whom presently constitutes approximately 80% of our current business. We have approximately 35 wholesale suppliers that we can acquire products from, all based in the United States. During the period from the date of our inception - August 12, 2005 to December 31, 2014, we sold a total of $765,819 of products. Our product sales to date of personalized children products have not been significant. We generated net income of $49,868 from our inception date to December 31, 2014. For the years ended December 31, 2014 and 2013, we sold a total of $13,985 and $15,743, respectively, worth of our products and generated net (loss) of $(13,475) and $(9,149), respectively.

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

In September 2014 and October 2014 the Company sold in its registered public offering to 39 retail investors 1,108,500 shares of its common stock for aggregate net proceeds of $22,170. The purchase price was $0.02 per common share and there were no offering costs paid in this registered offering. This registered public offering was closed on November 7, 2014.

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

Our Industry

In today’s economy, buyers believe that a personalized gift will allow them to make a lasting impression at a reasonable cost. According to the 2013 Gifting Report, the gifting market - defined as items or experiences purchased to give as a gift - represents more than $1 out of every $10 spent at the general merchandise, apparel, furniture and other, (GAFO), type of store. Americans of all ages love to see their name on a product. The personalized gift market is mainly a U.S. phenomenon, the roots of which can be traced to the early days when the family names or initials would be engraved on silver bowls and jewelry. In the early days personalization was only available to those who could afford it. With the development of new machinery and computerized technologies, personalized gifts that would take weeks to manufacture now can be shipped to the customers almost immediately.

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

Buying and shopping for gifts is a big business. Today's gift retailers are expecting an increase in business in 2014 as compared to 2013. According to gift retailers responding to Gift & Decorative Accessories’ exclusive Today’s Gift Retailer 2014 survey, 75% of gift retailers are projecting 2014 sales to be up or about the same as 2013 sales.

In 2013, 37 percent of manufacturers were focusing on Millennials when developing new products and this year that number has jumped 20 percentage points to 57 percent. Two years ago there was a rise in the percentage of gift manufacturers targeting Younger Boomers, those between the ages of 50 and 58,from 54 percent in 2013 to 57 percent in 2014. This year the percentage of vendors reporting they will target Younger Boomers fell nine percentage points to 48 percent. Sandwiched between the large demographic groups of Baby Boomers and Millennials are Generation Xers, those ages 34 to 49. While its numbers are small, this group remains the number one target for gift manufacturers, with 62 percent reporting they will develop products geared towards this cohort.

According to the data published by First Research in September 2013 US personal consumption expenditures at gift, novelty, and souvenir stores are forecast to grow at an annual compounded rate of 1 percent between 2013 and 2017.

According to the 2013 Gifts & Decorative Accessories Trends and Forecast Survey, 43% of gift and decorative accessory vendors stated that they plan on creating products targeted at Millennials, also known as Generation Y. The 2010 Census revealed there are 56 million adult Millennials age 18 to 30. According to the survey, Millennials have a purchasing power of $170 billion.

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

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	Existing relationships with wholesale suppliers enabling us to obtain wholesale pricing from many of our vendors;

•	Robust websites that features streamlined navigation;

•	Wide selection of children’s clothing, including organic and eco-friendly products sourced by our President;

•	Existing relationships with vendors/artists able to customize designs based on specific customer requirements creating truly personalized experience for our customers;

•	No storage costs;

•	Personalized customer support from our President; and

•	Low overhead costs.

Our Growth Strategy

Our Growth Strategy

We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•	We plan to develop relationships with more distributors in the U.S. that will help us increase our sales.

•	We plan to begin marketing our new website under construction (www.mapletreekids.com) and our product offerings on the Internet and through other marketing channels.

•	We plan to leverage the social network of our President to find new sales opportunities.

•	We plan to further diversify our product portfolio, including personalized children clothing and accessories, to satisfy a larger array of customer preferences.

Our Products

Products

We sell, at retail, a variety of infant and toddler products including:

•	infant and toddler clothing,

•	toys,

•	towels,

•	backpacks,

•	gift baskets,

•	infant and toddler holiday items,

•	children’s room decorative items,

•	blankets,

•	baby wraps and slings,

•	gifts for mothers, and

•	infant and toddler accessories.

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

Intellectual Property

We own our domain names, mapletreekids.com, polkadotpatch.com and www.sunshinepolkadots.com. but do not have any trademarks or trade names or any other significant intellectual property.

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

RISKS RELATED TO OUR BUSINESS

We generate a significant amount of our present revenues from one major customer and if our relationship with this major customer deteriorates in any way, our ability to generate future revenues consistent with prior revenues may be severely hampered and we may have to wind down our business and cease operations.

One major customer, a federally chartered credit union who buys gifts for each of their customers who have a newborn child, accounted for approximately 80% of our total revenues for the years ended December 31, 2014 and December 31, 2013. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. It is likely that our competitors will pursue a relationship with this major customer and threaten our business relationship with this major customer. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer would have a material impact on our operations and financial position.

We do not have sufficient working capital to meet our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. If we do not obtain the financing we need to satisfy our financial requirements, we will have to wind down our business and you may lose your entire investment.

As of December 31, 2014 we had $11,596 of working capital. We intend to meet our minimum ongoing cash requirements of approximately $100,000 for the next 12 months by utilizing existing working capital and by raising the shortfall through a combination of the proceeds of this offering and of equity and debt financing from either our principal shareholder Irina Goldman, who is also our director, president and principal stockholder. or other investors, if we are able to identify other investors willing to purchase our securities or loan funds to us. We may not be able to secure financing from other investors and our principal shareholder has not committed through any agreement to provide any additional financing to us. If financing is available, it may involve issuing securities that could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our principal stockholder or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail and you may lose your entire investment. If we borrow money to raise capital or sell debt securities we may become subject to affirmative and negative covenants that may limit our ability to operate our business or impose other restrictions that may affect our financial condition and growth strategy. Furthermore, if we cannot make required payments of interest or principal on loans that we may obtain or debt securities that we may issue, then the lender or note holder may declare a default that may result in our bankruptcy or a situation where the lender or note holder otherwise takes over our business and your investment would be entirely lost.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your entire investment.

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal years ended December 31, 2014 and 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease our operations and you could lose your entire investment.

From the inception of MTK LLC, (August 12, 2005 - date of inception) until December 31, 2014, we generated $765,819 in revenues and had incurred net income during that same period of $49,868. We expect to generate losses into the future as our general and administrative expenses increase as a result of paying professional fees related to becoming a public reporting company as we attempt to raise money to expand our current business. There is no assurance our future operations will result in any profit. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment. If our business operations expand and our operating expenses increase, our profit margins may decrease and we may not be able to develop into a profitable business in the future.

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

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be developing our business and will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future to pay for all our operating expenses. Failure to generate revenues that are greater than our expenses will result in the loss of all or a portion of your investment.

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

Our president is the sole officer and director of our company. She owns 7,000,000 shares of our common stock constituting 86% of our outstanding common stock as of the date of this annual report and will own a majority of the common shares outstanding if all shares are sold in this offering. As a result, our president is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our president can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our charter and bylaws and other significant corporate events. Our president’s unilateral control over us could decrease the price and marketability of our shares.

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

Approximate Number of Holders of Our Common Stock

As of March 9, 2015, there were 40 stockholders of record of our common stock. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Transfer Agent and Registrar

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 Telephone: 813-344-4490; Facsimile: 386-267-3124, is the registrar and transfer agent for our common shares.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2014.

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

Overview

We are a web-based retailer of clothing, accessories and other personalized gifts for children. We currently sell our products through our website www.polkadotpatch.com. We do not have any stores or outlets. We are in the process of rebranding our business under the name Maple Tree Kids. We are devoting a substantial amount of our efforts promoting our personalized children products, creating a new logo, marketing and sales collateral, and creating a new website, www.mapletreekids.com and as a result of these corporate development efforts and current financial position, we received a going concern audit opinion from our audit firm.

We can acquire our products from approximately 35 wholesale vendors all located in the United States who will also drop-ship the inventory we purchase from them to our customers. We do not manufacture any of our own products. We have not entered into any formal supply agreements with these vendors. We are required to pay in full for products purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

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

•

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be developing our Maple Tree Kids website to sell personalized children products that will be located at www.mapletreekids.com and will be incurring expenses and not generating significant revenues.

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 80% of our total revenues for the year ended December 31, 2014 and the year ended December 31, 2013, respectively. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

We will continue to seek, depending on market conditions, new financing or additional sources of capital over the next 12 months. The primary potential sources of cash available to us are equity investments. We have no debt or credit lines and we have financed our operations to date through the sale of our common stock and shareholder loans. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $13,378 of advances from our principal shareholder during the year ended December 31, 2014.

Results of Operations for years ended December 31, 2014 and December 31, 2013

Revenues

We generated revenues of $13,985 for the year ended December 31, 2014 and $15,743 for the year ended December 31, 2013. This decrease in revenue in 2013 is due to a decrease in the volume of items sold through our website.

Our ability to generate a significant level of revenues, however, is very uncertain. We received a going concern opinion from our audit firm as we continue to devote substantially all of our efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $9,421 for the year ended December 31, 2014 and $11,368 for the year ended December 31, 2013. The decrease in the cost of sales for 2014 was due to our decrease in revenue in 2014 as we sold our merchandise to fewer retail customers in 2014.

Gross Profit

We generated gross profit of $4,564 for the year ended December 31, 2014 and $4,375 for the year ended December 31, 2013. The increase in the gross profit percentage from 28% in 2013 to 33% in 2014 was due a small increase in our selling prices to retail customers.

Operating Expenses

Our operating expenses were $18,039 for the year ended December 31, 2014 and $13,524 for the year ended December 31, 2013. The increase in our operating expenses in 2014 was due to an increase in professional fees related to being a public reporting company and blue sky state filing fees related to our registered stock offering in 2014.

Net Loss

Our net loss for the year ended December 31, 2014 was $13,475 and was $9,149 for the year ended December 31, 2013. The increase in net loss in 2014 was due to the reasons stated above.

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

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $26,693, total assets of $26,693 and working capital of $11,596 compared to $4,484 in cash, $4,484 in total assets and $2,901 in working capital as of December 31, 2013.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

	December 31,
	2014	2013

Net cash (used in) operating activities	$(9,961)	(7,791)
Net cash (used in) investing activities	$-	-
Net cash provided by financing activities	$32,170	9,262
Net cash inflow	$22,209	1,471

Operating Activities

Cash used in operating activities in the year ended December 31, 2014 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2014 was $9,961, which consisted of a net loss of $13,475, non-cash charge of inventory acquired from our principal shareholder through shareholder advances of $3,378 and cash provided by working capital of $136. The cash provided by working capital was due to an increase in accrued liabilities of $136.

Cash used in operating activities in the year ended December 31, 2013 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2013 was $7,791, which consisted of a net loss of $9,149 and cash provided by working capital of $1,358. The cash provided by working capital was due to an increase in accrued liabilities of $1,358.

Investing Activities

During the years ended December 31, 2014 and 2013 we had no investing activities. We had no investing activities from August 12, 2005 (inception) to December 31, 2014.

Financing Activities

During the year ended December 31, 2014, we had net cash provided by financing activities of $32,170 as compared to net cash flows provided by financing activities of $9,262 for the year ended December 31, 2013 an increase of $26,286. This increase in cash provided by financing activities is due to proceeds from the sale of our 1,108,500 shares of our registered common stock offering in 2014 of $22,170 and the increase from our principal shareholder’s short term cash advances of $10,000.

See Note 5 of the Notes to our Financial Statements included in this Annual Report on Form 10-K for information regarding our Stockholders’ Equity.

During the year ended December 31, 2014, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our projected average monthly negative cash flow is approximately $3,000 per month. Based on our current cash position at December 31, 2014 and projected spending, we have approximately 6 to 9 months of cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of this offering and debt financing from our principal shareholder to fund the costs of developing the business and being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

We estimate that our operating expenses, based on us being able to raise the necessary equity capital, will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated Expenses
Legal and accounting fees	12 months	$25,000
Further development of Maple Tree Kids website	March 2015	20,000
Marketing and advertising	12 months	15,000
Salaries and consulting fees	12 months	30,000
General and administrative	12 months	10,000
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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended December 31, 2014 and 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Recent Accounting Pronouncements

Other than Accounting Standards Update 2014-10 that removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP, management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2014 and 2013 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014. Based upon, and as of the date of this evaluation, Ms. Irina Goldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment management determined that as of December 31, 2014, the Company’s internal controls over financial reporting were effective based on those criteria.

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

During the fourth quarter of fiscal year ended December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Irina Goldman	57	President, Secretary, Treasurer, and Director

Irina Goldman, President, Secretary, Treasurer, and Director

Irina Goldman has been our President, Secretary, Treasurer and sole director since our company’s incorporation on August 14, 2013. Ms. Goldman has more than 4 years working experience in overseeing and working directly on website development, marketing products over the internet, sourcing vendors and working with current vendors in selling our products. Ms. Goldman has been our principal executive officer and our principal accounting officer and works on a full-time basis for us since August 2013. She is responsible for providing customer service, processing of customer orders and maintaining our current product selections on our website www.polkadotpatch.com. She has also been sourcing many of our new products and new vendors. She is also beginning the work on designing our new website, www.mapletreekids.com. During the period from August 2011 through July 2013, Ms. Goldman was offering her services as a freelance business consultant to internet businesses. During the period from July 2007 through August 2011 Ms. Goldman was the sole officer and director of Avenue South Ltd., a web-based retailer focused on selling specialty home furnishings over the Internet. This business was sold in August 2011. Ms. Goldman graduated from Columbia University in 1983 with a Master Degree in Engineering.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

None of our officers or director have any familial relationship.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2014 fiscal year.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Summary Compensation Table - Fiscal Years Ended December 31, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Total ($)
Irina Goldman (2)	2014 and 2013	0	0

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	Irina Goldman was appointed as our sole Director and as our President, Treasurer, and Secretary on August 14, 2013.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or director from August 12, 2005 (inception date) to December 31, 2014. As of December 31, 2014 we did not have any stock option plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of March 6, 2015, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 31, 2014, there were 8,108,500 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Irina Goldman (1)
	119 Rockland Center, Suite 75
	Nanuet, NY 10954	7,000,000	86.0%

Common Stock	Officers and directors as a group	7,000,000	86.0%

(1)	Irina Goldman is our President, Principal Financial Officer, Secretary, Treasurer and Director

Changes in Control

As of December 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

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

Promoters and Certain Control Persons

Ms. Goldman is considered a founder or promoter of Maple Tree Kids, Inc. as defined in Rule 405 under the Securities Act of 1933. Ms. Goldman owns 86% of our outstanding capital stock. She received 1,000,000 shares of our common stock upon our incorporation in exchange for a payment by her to us of $1,000. The amount paid by Ms. Goldman for the remaining 6,000,000 shares acquired by her was determined arbitrarily by her and not based on any recognized method of valuation. Ms. Goldman is our President, Director, Principal Accounting Officer, Treasurer and Secretary and runs the day to day operations of our business.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$7,015	$5,000
Audit-related fees (2)	0	0
Tax fees	0	0
All other fees	0	0
Total	$7,015	$5,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by ZBS Group LLP, for our financial statements as of and for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Item 15. Exhibits.

Exhibit No.	Description

2.1 *	Agreement and Plan of Merger, dated September 26, 2013, between Maple Tree Kids, Inc. and Maple Tree Kids LLC.

3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.

3.2 *	Bylaws of Maple Tree Kids, Inc.

10.1 *	Subscription Agreement, between the Company and Irina Goldman, dated August 14, 2013.

10.2 *	Subscription Agreement, between the Company and Irina Goldman, dated September 26, 2013.

10.3 **	Form of Subscription Agreement

10.4

Website development agreement dated as of May 19, 2014 between the Company and The Calgary Web Design Network (Incorporated by reference to Exhibit 10.1 to Registrants current report on Form 8-K filed on May 20, 2014).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrants Form 10-K filed on March 14, 2014)

23.1 **	Consent of ZBS Group, LLP

31	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer

32	Section 1350 Certifications

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013

** Filed as an exhibit to the Registration Statement on Form S-1/A of Maple Tree Kids, dated January 15, 2014

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

MAPLE TREE KIDS, INC.

Date: March 6, 2015	By:	/s/ Irina Goldman
Irina Goldman
President
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irina Goldman	President and Director	March 6, 2015
Irina Goldman	(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits.

Exhibit No.	Description

2.1 *	Agreement and Plan of Merger, dated September 26, 2013, between Maple Tree Kids, Inc. and Maple Tree Kids LLC.

3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.

3.2 *	Bylaws of Maple Tree Kids, Inc.

10.1 *	Subscription Agreement, between the Company and Irina Goldman, dated August 14, 2013.

10.2 *	Subscription Agreement, between the Company and Irina Goldman, dated September 26, 2013.

10.3 **	Form of Subscription Agreement

10.4

Website development agreement dated as of May 19, 2014 between the Company and The Calgary Web Design Network (Incorporated by reference to Exhibit 10.1 to Registrants current report on Form 8-K filed on May 20, 2014).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrants Form 10-K filed on March 14, 2014)

23.1 **	Consent of ZBS Group, LLP

31	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer

32	Section 1350 Certifications

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013

** Filed as an exhibit to the Registration Statement on Form S-1/A of Maple Tree Kids, dated January 15, 2014

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

MAPLE TREE KIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Maple Tree Kids, Inc.

Nanuet, NY

We have audited the accompanying balance sheets of Maple Tree Kids, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2014. Maple Tree Kids, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Kids, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an early stage company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZBS Group LLP

Plainview, New York

March 3, 2015

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax:  (516) 908-7867

www.zbscpas.com

MAPLE TREE KIDS, INC.

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$26,693	$4,484
Total current assets	26,693	4,484

Website, net	-	-
Total Assets	$26,693	$4,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$1,719	$1,583
Shareholder advances	13,378	-
Total current liabilities	15,097	1,583

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 8,108,500 shares and 7,000,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	8,109	7,000
Additional paid-in capital	(46,381)	(67,442)
Retained earnings	49,868	63,343
Total Stockholders’ Equity	11,596	2,901
Total Liabilities and Stockholders’ Equity	$26,693	$4,484

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Statements of Operations

	Year Ended
	December 31,
	2014	2013

Sales	$13,985	$15,743
Cost of sales	9,421	11,368
Gross margin	4,564	4,375

Operating Expenses:
Selling, general and administrative expenses	18,039	13,524
Net operating loss	(13,475)	(9,149)
Income tax expense	-	-
Net loss	$(13,475)	$(9,149)

Net Loss Per Common Share,
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	7,261,562	7,000,000

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2013 and 2014

	Common Stock		Additional		Total
		Par Value	Paid-In	Retained	Stockholder’s
	Shares	$0.001	Capital	Earnings	Equity
Balance, January 1, 2013	2,000,000	2,000	(71,704)	72,492	2,788
Conversion of shareholder loan to equity – September 26, 2013 – at par value – 5 million shares	5,000,000	5,000	-	-	5,000
Capital contributions - net	-	-	4,262	-	4,262
Net loss - 2013	-	-	-	(9,149)	(9,149)
Balance, December 31, 2013	7,000,000	$7,000	$(67,442)	$63,343	$2,901

Proceeds from common shares sold from 9/15/14 to 10/22/14	1,108,500	1,109	21,061		22,170
Net loss - 2014	-	-	-	(13,475)	(13,475)
Balance, December 31, 2014	8,108,500	$8,109	$(46,381)	$49,868	$11,596

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(13,475)	$(9,149)
Inventory expenditure included in shareholder advances	3,378
Changes in Assets and Liabilities:
Increase in accrued liabilities	136	1,358
Net cash used in operating activities	(9,961)	(7,791)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	22,170	5,000
Proceeds from shareholder advances	10,000	5,000
Shareholder distributions	-	(738)
Net cash flows provided by financing activities	32,170	9,262

Net increase in cash	22,209	1,471

Cash, beginning of year	4,484	3,013

Cash, end of year	$26,693	$4,484

Supplemental disclosures of cash flow information:
Cash paid during for interest	$–	$–
Cash paid during for income taxes	$–	$–
Supplemental schedule of non-cash activity:
Conversion of shareholder advances to equity	$–	$5,000
Common Stock issued in the plan of merger with Maple Tree Kids LLC	$–	$1,000
Inventory expenditure included in shareholder advances	$3,378	$-

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Notes to Financial Statements

December 31, 2014

Note 1 – Description of the Business, Merger and Going Concern

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

Merger Agreement

On September 26, 2013 the Company, pursuant to an agreement and plan of merger, merged into Maple Tree Kids, Inc, a Nevada corporation and ceased to exist as a Vermont LLC as of the date of this merger. Our principal shareholder, who was the sole member of Maple Tree Kids LLC at the time of the merger, received 1 million shares of Maple Tree Kids, Inc. pursuant to the plan of merger, resulting in her owning a total of 2 million shares of Maple Tree Kids, Inc after the merger and continuing to be the sole shareholder of Maple Tree Kids, Inc. Maple Tree Kids, Inc. had assets consisting of cash of $1,000 and stockholders’ equity of $1,000 with no revenue or expenses incurred since its date of incorporation to the time of this merger.

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

The Company’s business activities are focused on developing a market for selling personalized children products and rebranding its name to “Maple Tree Kids”, for selling these personalized baby and toddler products and other products to customers through its new website that is currently under construction, mapletreekids.com. Its current business activities include working with new vendors to bring to market more personalized baby products. The Company will be attracting customers to its websites by viral marketing, including placing advertisements and offering promotions on various baby weblogs or “blogs”, online journals that are updated frequently and postings to other online communities. There can be no assurance that the Company will be successful in distributing personalized baby products through its Maple Tree Kids website into the retail market.

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

Going Concern

From August 12, 2005 (inception) through December 31, 2014, the Company has generated $765,819 in cumulative revenues and has incurred a cumulative net income during that same period of $49,868. The Company generated a net loss of $13,475 for the year ended December 31, 2014 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2015, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. The Company had on file a Registration Statement with the SEC to raise additional equity funds through a public offering. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $10,000 of shareholder advances during the year ended December 31, 2014 and $3,378 of inventory acquired through shareholder advances (see note 4).

No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year: The Company's fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at December 31, 2014 and December 31, 2013.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our website is www.polkadotpatch.com. The cost and accumulated amortization of the websites for the years ended December 31, 2014 and December 31, 2013 were both $5,435 as these websites were fully amortized at December 31, 2014 and December 31, 2013.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at December 31, 2014 and 2013. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was no sales returns allowance recorded at December 31, 2014 and December 31, 2013. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

The company has no deferred tax assets or deferred tax liabilities. The have a net operating loss carry-forward for federal and state tax purposes of approximately $22,000 at December 31, 2014, that is available to offset future taxable income, which will begin to expire in the year 2028.

Earnings Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 26, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2014 and 2013 were $- and $363 respectively These expenses are recorded under general and administrative expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the years ended December 31, 2014 and 2013 there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at December 31, 2014 and December 31, 2013.

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

Recently-Issued Accounting Standards:

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage financial information.

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company’s first quarter of fiscal 2018.

Note 3 – Major Customer

The Company has one major customer, a federally chartered credit union headquartered in Utah, which represents approximately 80% of total sales for the years ended December 31, 2014 and 2013, respectively.

Note-4 – Shareholder Advances and Related Party Transactions

During the second quarter of 2014, the principal shareholder sold baby products inventory that she held personally to the Company at a total price of $3,378. This inventory was subsequently sold in 2014 to various customers. The shareholder advanced $3,378 to the Company to purchase this inventory, as a non-interest bearing loan, unsecured and payable on demand. This shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at December 31, 2014. This principal shareholder also advanced $10,000 as a non-interest bearing loan, unsecured and payable on demand. The total balance due to this principal shareholder at December 31, 2014 was $13,378.

Note 5- Stockholders’ Equity

In September 2014 and October 2014 the Company sold in its registered public offering to 39 retail investors 1,108,500 shares of its common stock for aggregate net proceeds of $22,170. The purchase price was $0.02 per common share and there were no offering costs paid in this registered offering. This registered public offering was closed on November 7, 2014.

