Form 10-Q
period 2015-03-31
Maple Tree Kids, Inc.
filed 2015-04-27
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

As of April 1, 2015 there were 8,108,500 shares of company common stock issued and outstanding.

MAPLE TREE KIDS, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below Risk Factors” section of our Annual Report that was filed with the Securities & Exchange Commission on March 6, 2015. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

MAPLE TREE KIDS, INC.

 Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$21,341	$26,693
Total current assets	21,341	26,693
Total Assets	$21,341	$26,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	728	1,719
Shareholder advances	13,378	13,378
Total current liabilities	14,106	15,097

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 8,108,500 shares issued and outstanding at March 31, 2015 and December 31, 2014	8,109	8,109
Additional paid-in capital	(46,381)	(46,381)
Retained earnings	45,507	49,868
Total Stockholders’ Equity	7,235	11,596
Total Liabilities and Stockholders’ Equity	$21,341	$26,693

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

 Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014

Sales	$3,420	$1,687
Cost of sales	2,031	1,095
Gross margin	1,389	592

Operating Expenses:
Selling, general and administrative expenses	5,750	8,119
Net operating loss	(4,361)	(7,527)
Income tax expense	-	-
Net loss	$(4,361)	$(7,527)

Net Loss Per Common Share,
Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	8,108,500	7,000,000

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

 Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,361)	$(7,527)
Changes in Assets and Liabilities:
Increase (decrease) in accrued liabilities	(991)	(1,182)
Net cash used in operating activities	(5,352)	(8,709)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from shareholder loan	-	5,000
Net cash flows provided by financing activities	-	5,000

Net decrease in cash	(5,352)	(3,709)

Cash, beginning of period	26,693	4,484

Cash, end of period	$21,341	$775

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

 Notes to Condensed Financial Statements

March 31, 2015

(Unaudited)

Note 1 – Presentation, Description of Business, Merger and Going Concern

The accompanying unaudited condensed consolidated financial statements of Maple Tree Kids, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company,” "we,” "us" or "our" mean Maple Tree Kids, Inc.

Maple Tree Kids Inc. was incorporated on August 14, 2013 in the State of Nevada. At the time of our incorporation, our president and sole stockholder subscribed for and purchased 1,000,000 shares of our common stock at a purchase price of $0.001 per share for an aggregate purchase price of $1,000. The Company is a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. The Company’s products consist of personalized infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, blankets, baby wraps and slings, wet bags and other accessories.

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

Going Concern

From August 12, 2005 (inception) through March 31, 2015, the Company has generated $769,239 in cumulative revenues and has incurred a cumulative net income during that same period of $45,507. The Company generated a net loss of $4,361 for the three months ended March 31, 2015 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2015, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. The Company had on file a Registration Statement with the SEC to raise additional equity funds through a public offering. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $10,000 of shareholder advances during the year ended December 31, 2014 and $3,378 of inventory acquired through shareholder advances.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at March 31, 2015 and December 31, 2014.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites at March 31, 2015 and December 31, 2014 were both $5,435 as these websites were fully amortized at March 31, 2015 and December 31, 2014.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at March 31, 2015 and December 31, 2014. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was $0 of total product returns for the three months ended March 31, 2015. There was no sales returns allowance recorded at March 31, 2015 and December 31, 2014. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

The Company adopted the FASB ASC accounting guidance for recognizing and measuring uncertain tax positions, as defined in the FASB ASC Topic “Income Taxes”. This guidance prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This guidance also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2015 or 2014.

Earnings Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 26, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2015 and 2014 were $0.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were not significant for the three months ended March 31, 2015 and 2014.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three months ended March 31, 2015 and 2014, there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at March 31, 2015 and December 31, 2014.

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

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the three months ended March 31, 2015 and 2014, respectively.

Note 4 – Loan from Shareholder

The loan is non-interest bearing, unsecured and payable on demand. The shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at March 31, 2015. The balance due at March 31, 2015 was $13,378.

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

Overview

We are a web-based retailer of clothing, accessories and other personalized gifts for children. We currently sell our products through our website www.polkadotpatch.com. We do not have any stores or outlets. We are in the process of rebranding our business under the name Maple Tree Kids. We are devoting a substantial amount of our efforts promoting our personalized children products, creating a new logo, marketing and sales collateral, and creating a new website, www.mapletreekids.com.

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

13

•

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be developing our Maple Tree Kids website to sell personalized children products that will be located at www.mapletreekids.com and will be incurring expenses and not generating significant revenues.

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, of our total revenues for the three months ended March 31, 2015 and 2014. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the Three months ended March 31, 2015 and March 31, 2014

Revenues

We generated revenues of $3,420 for the three months ended March 31, 2015 and $1,687 for the three months ended March 31, 2014. This increase in revenue in 2015 is due to an increase in the volume of items sold through our current website.

Our ability to generate a significant level of revenues, however, is very uncertain. We continue to be devoting substantially all of our efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $2,031 for the three months ended March 31, 2015 and $1,095 for the three months ended March 31, 2014. The increase in the cost of sales for 2015 was due to our increase in revenue in 2015 as we sold our merchandise to more retail customers in 2015.

Gross Profit

We generated gross profit of $1,389 for the three months ended March 31, 2015 and $592 for the three months ended March 31, 2014. The increase in the gross profit percentage from 35% in 2014 to 41% in 2015 was due to the change in sales mix or change in items sold in 2015 that resulted in increased selling prices in 2015.

Operating Expenses

Our operating expenses were $5,750 for the three months ended March 31, 2015 and $8,119 for the three months ended March 31, 2014. The decrease in our operating expenses in 2014 was due primarily to the decrease in our fees for professional services for blue sky filings of approximately $2,400.

Net Loss

Our net loss for the three months ended March 31, 2015 was $4,361 and was $7,527 for the three months ended March 31, 2014. The decrease in net loss in 2015 was due to the reasons stated above.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $21,341, total assets of $21,341 and working capital of $7,235 compared to $26,693 in cash, $26,693 in total assets and $11,596 in working capital as of December 31, 2014.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

	March 31,
	2015	2014

Net cash (used in) operating activities	$(5,352)	(8,709)
Net cash (used in) investing activities	$-	-
Net cash (used in) provided by financing activities	$-	5,000
Net cash inflow (outflow)	$(5,352)	(3,709)

Operating Activities

Cash used in operating activities in the three months ended March 31, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2015 was $5,352, which consisted of a net loss of $4,361 and a decrease in working capital of $991. The decrease in working capital was due to a decrease in accrued liabilities of $991.

Cash used in operating activities in the three months ended March 31, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2014 was $8,709, which consisted of a net loss of $7,527 and a decrease in working capital of $1,182. The decrease in working capital was due to a decrease in accrued liabilities of $1,182.

Investing Activities

During the three months ended March 31, 2015 and 2014 we had no investing activities.

Financing Activities

During the three months ended March 31, 2015, we had net cash provided by financing activities of $0 as compared to net cash flows provided by financing activities of $5,000 for the three months ended March 31, 2014 a decrease of $5,000. This decrease in cash provided by financing activities is due to a decrease in shareholder loan payable of $5,000.

During the year ended December 31, 2015, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at March 31, 2015 we do not have enough cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of our offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

We estimate that our operating expenses, based on us being able to raise the necessary equity capital, will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated Expenses
Legal and accounting fees	12 months	$25,000
Further development of Maple Tree Kids website	December 2015	10,000
Marketing and advertising	12 months	25,000
Salaries and consulting fees	12 months	22,000
General and administrative	12 months	18,000
		$100,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing. We currently do not have any arrangements in place for the completion of any financings and there is no assurance that we will be successful in completing any further financings or raising any capital. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarters ended March 31, 2015 and 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

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

___________

*XBRL (Extensible Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed filed for purposes of section 18 of the Securities Exchange Act of 1934, and is subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

MAPLE TREE KIDS, INC.

Date: April 27, 2015	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

