Form 10-Q
period 2015-06-30
Maple Tree Kids, Inc.
filed 2015-07-29
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

845-548-0888

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of July 27, 2015, there were 8,108,500 shares of company common stock issued and outstanding.

MAPLE TREE KIDS, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Special Note Regarding Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below Risk Factors" section of our Annual Report that was filed with the Securities & Exchange Commission on March 6, 2015. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as "guidance," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

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

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management's opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Item I. Financial Statements (unaudited)

MAPLE TREE KIDS, INC.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$4,770	$26,693
Total current assets	4,770	26,693
Total Assets	$4,770	$26,693

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accrued liabilities	11,244	1,719
Shareholder advances	13,378	13,378
Total current liabilities	24,622	15,097

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 8,108,500 shares issued and outstanding at June 30, 2015 and December 31, 2014	8,109	8,109
Additional paid-in capital	(46,381)	(46,381)
Retained earnings	18,420	49,868
Total Stockholders' Equity (Deficiency)	(19,852)	11,596
Total Liabilities and Stockholders' Equity (Deficiency)	$4,770	$26,693

The accompanying notes are an integral part of these interim condensed financial statements

MAPLE TREE KIDS, INC.
Condensed Statements of Operations
(unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$2,679	$4,084	$6,099	$5,771
Cost of sales	1,671	2,719	3,702	3,814
Gross margin	1,008	1,365	2,397	1,957

Operating Expenses:
Selling, general and administrative expenses	28,094	3,702	33,845	11,821
Net operating (loss) income	(27,086)	(2,337)	(31,448)	(9,864)
Income tax expense	-	-	-	-
Net (loss) income	$(27,086)	$(2,337)	$(31,448)	$(9,864)

Net Loss Per Common Share,	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted
Weighted average number of shares outstanding	8,108,500	7,000,000	8,108,500	7,000,000

The accompanying notes are an integral part of these interim condensed financial statements

MAPLE TREE KIDS, INC.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
Cash Flows from Operating Activities:	2015	2014
Net loss for the period	$(31,448)	$(9,864)

Changes in Operating assets and liabilities:
Accounts receivable	-	(127)
Inventory	-	1,087
Accrued liabilities	9,525	(893)
Net Cash Provided by (Used in) Operating Activities	(21,923)	(9,797)

Cash Flows from Investing Activities:
Acquisition of office equipment	-	(404)
Net cash provided by (used in) investing activities	-	(404)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-
Proceeds from shareholder advances (distributions)	-	10,000
Net cash flows (used in) provided by financing activities	-	10,000

Net increase (decrease) in cash	(21,923)	(201)

Cash, beginning of period	26,693	4,484

Cash, end of period	$4,770	$4,283

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental schedule of non-cash activity:

Transfer of inventory from shareholder	$-	$3,378

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

Notes to Condensed Financial Statements

June 30, 2015

(Unaudited)

Note 1 – Presentation, Description of Business, Merger and Going Concern

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2015 and December 31, 2014, results of operations for the three months and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements.

Description

Maple Tree Kids Inc. was incorporated on August 14, 2013 in the State of Nevada. At the time of our incorporation, our president and sole stockholder subscribed for and purchased 1,000,000 shares of our common stock at a purchase price of $0.001 per share for an aggregate purchase price of $1,000. The Company is a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. The Company's products consist of personalized infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, blankets, baby wraps and slings, wet bags and other accessories.

Predecessor Business - Maple Tree Kids LLC:

Maple Tree Kids LLC a Vermont Limited Liability Company was formed on August 12, 2005 under State of Vermont statutes. Under the terms of the LLC Operating Agreement ("operating agreement"), the term of the Company expires on certain events of dissolution. The Company had one member at who owned 100% of Maple Tree Kids LLC.

Sale of Member's LLC Interest:

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

Merger Agreement

On September 26, 2013 the Company, pursuant to an agreement and plan of merger, merged into Maple Tree Kids, Inc, a Nevada corporation and ceased to exist as a Vermont LLC as of the date of this merger. Our principal shareholder, who was the sole member of Maple Tree Kids LLC at the time of the merger, received 1 million shares of Maple Tree Kids, Inc. pursuant to the plan of merger, resulting in her owning a total of 2 million shares of Maple Tree Kids, Inc after the merger and continuing to be the sole shareholder of Maple Tree Kids, Inc. Maple Tree Kids, Inc. had assets consisting of cash of $1,000 and stockholders' equity of $1,000 with no revenue or expenses incurred since its date of incorporation to the time of this merger.

Financial Reporting – Reorganization

For financial reporting purposes, this merger transaction was recorded as a reorganization of Maple Tree Kids LLC whereby Maple Tree Kids LLC is deemed to be the continuing, surviving entity for accounting purposes, but through this merger, has deemed to have adopted the capital structure and now operates under the name of Maple Tree Kids, Inc., who became the surviving entity for legal purposes. Accordingly, all references to the former member's initial capital contribution in Maple Tree Kids LLC been restated to reflect the equivalent number of Maple Tree Kids, Inc. common shares outstanding at the merger date and subsequent capital contributions and capital withdrawals from Maple Tree Kids LLC have been recorded as changes to additional paid-in capital. In other words, the $3,075 of the initial capital contribution made to Maple Tree Kids LLC by the former member of the LLC at August 12, 2005 (date of inception of Maple Tree Kids LLC) has been restated to 2,000,000 common shares outstanding at the par value of $.001 or $2,000 and the remaining $1,075 capital contributed recorded as additional paid-in capital, as of August 12, 2005. Subsequent member capital contributions and withdrawals made from member's equity have been recorded as increases and decreases to additional paid-in capital.

The Company's business activities are focused on developing a market for selling personalized children products and rebranding its name to "Maple Tree Kids", for selling these personalized baby and toddler products and other products to customers through its new website that is currently under construction, mapletreekids.com. Its current business activities include working with new vendors to bring to market more personalized baby products. The Company will be attracting customers to its websites by viral marketing, including placing advertisements and offering promotions on various baby weblogs or "blogs", online journals that are updated frequently and postings to other online communities. There can be no assurance that the Company will be successful in distributing personalized baby products through its Maple Tree Kids website into the retail market.

Sales of the Company's products are made to retail consumers. The Company buys all of its products from various manufacturers located in the United States and all products are marketed and sold under these manufacturers' trademarks. TheCompany presently sells all of its products over the internet through its website, polkadotpatch.com.

The Company's product sales into the infant and toddler retail market are subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for the Company's products, competition, and changes in regulation, various additional political, economic, and other uncertainties.

Going Concern

From August 12, 2005 (inception) through June 30, 2015, the Company has generated $771,908 in cumulative revenues and has incurred a cumulative net income during that same period of $18,420. The Company generated a net loss of $31,448 for the six months ended June 30, 2015 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2015, the Company may need to cease its operations in 2015. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management's plans for the Company include raising additional capital through either debt or equity issuances. The Company had on file a Registration Statement with the SEC to raise additional equity funds through a public offering. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. The Company also obtained a total of $10,000 of shareholder advances during the year ended December 31, 2014 and $3,378 of inventory acquired through shareholder advances. The Company has no agreements in place with its principal shareholder and director to keep advancing funds to the Company in order for it to continue its operations. The failure to obtain the proper financing will have a material adverse effect on the Company's financial position, results of operations, and ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year: The Company's fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at June 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments:

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs).

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites at June 30, 2015 and December 31, 2014 were both $5,435 as these websites were fully amortized at June 30, 2015 and December 31, 2014.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at June 30, 2015 and December 31, 2014. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer's account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There were no product returns for the six months ended June 30, 2015. There was no sales returns allowance recorded at June 30, 2015 and December 31, 2014. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

The Company adopted the FASB ASC accounting guidance for recognizing and measuring uncertain tax positions, as defined in the FASB ASC Topic "Income Taxes". This guidance prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This guidance also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2015 or 2014.

Earnings (Loss) Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 26, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months and six months ended June 30, 2015 and 2014 were $0.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were not significant for the three months and six months ended June 30, 2015 and 2014.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three and six months ended June 30, 2015 and 2014, there were no significant gift cards sales, therefore the "unredeemed gift certificates" liability was $0 at June 30, 2015 and December 31, 2014.

In recognizing the unredeemed gift card income above, the Company considered the guidance under ASC 405-20-40, Liabilities-Extinguishments of Liabilities-Derecognition paragraph 40-1 that states "A debtor shall derecognize a liability if and only if it has been extinguished. A liability under this standard has been extinguished if either of the following conditions is met: (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor." The recognition of unredeemed gift card income is not expected to be material in future reporting periods. If we have future sales of gift cards, we will review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

Contingencies: Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

ASU 2014-15 – "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15")." In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company's first quarter of fiscal 2018.

Note 3 - Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the three months and six months ended June 30, 2015 and 2014, respectively.

Note 4 - Loan from Shareholder

The loan is non-interest bearing, unsecured and payable on demand. The shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at June 30, 2015. The balance due at June 30, 2015 was $13,378.

Item 2. Management's Discussion and Analysis of Financial Conditions of Operations.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See "Special Note Regarding Forward Looking Statements" above for certain information concerning those forward looking statements.

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

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, of our total revenues for the six months ended June 30, 2015 and 2014. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the Three months and Six months ended June 30, 2015 and June 30, 2014

Revenues

We generated revenues of $2,679 and $4,084 for the three months ended June 30, 2015 and 2014, respectively and $6,099 and $5,771 for the six months ended June 30, 2015 and 2014, respectively. This decrease in revenue in 2015 is due to a decrease in the volume of items sold through our current website to our major customer.

Our ability to generate a significant level of revenues, however, is very uncertain. We continue to be devoting substantially all of our efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $1,671 and $2,719 for the three months ended June 30, 2015 and 2014, respectively and $3,702 and $3,814 for the six months ended June 30, 2015 and 2014, respectively. The decrease in the cost of sales for 2015 was due to our decrease in revenue in 2015 as we sold less merchandise to our major customer and fewer retail customers in 2015.

Gross Profit

We generated gross profit of $1,008 and $1,365 for the three months ended June 30, 2015 and 2014, respectively and $2,397 and $1,957 for the six months ended June 30, 2015 and 2014, respectively. The decrease in the gross profit for the three months and six months ended June 30, 2015 was due to the decrease in revenue in 2015 versus 2014.

Operating Expenses

Our operating expenses were $28,094 and $3,702 for the three months ended June 30, 2015 and 2014, respectively and $33,845 and $11,821 for the six months ended June 30, 2015 and 2014, respectively. The increase in our operating expenses for the three month periods in 2015 and 2014 was due primarily to the increase in fees in order for our stock to be listed on the OTCQB marketplace stock exchange ($12,500 paid) and dues paid for our stock to be eligible for electronic trading using The Depository Trust Company of $12,000.

Net Loss

Our net loss for the three months ended June 30, 2015 and 2014 was $27,086 and $2,337, respectively and for the six months ended June 30, 2015 and 2014 was $(31,448) and $(9,864), respectively. The increase in net losses in 2015 was due to the reasons stated above.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $4,770, total assets of $4,770 and working capital of $(19,852) compared to $26,693 in cash, $26,693 in total assets and $11,596 in working capital as of December 31, 2014.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flows	Six Months Ended
	June 30,
	2015	2014

Net cash (used in) operating activities	$(21,923)	(9,797)
Net cash (used in) investing activities	$-	(404)
Net cash (used in) provided by financing activities	$-	10,000
Net cash inflow (outflow)	$(21,923)	(201)

Operating Activities

Cash used in operating activities in the six months ended June 30, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2015 was $21,923, which consisted of a net loss of $31,448 and an decrease in working capital of $9,525. The increase in working capital was due to an increase in accrued liabilities of $9,525.

Cash used in operating activities in the six months ended June 30, 2014 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2014 was $9,797, which consisted of a net loss of $9,864 and an increase in working capital of $67. The decrease in working capital was due to an increase in accounts receivable of $127, a decrease in inventory of $1,087 and a decrease in accrued liabilities of $893.

Investing Activities

During the six months ended June 30, 2015, we had no investing activities.During the six months ended June 30, 2014 we had $404 of investing activities from the purchase of computer equipment and software.

Financing Activities

During the six months ended June 30, 2015, we had net cash provided by financing activities of $0 as compared to net cash flows provided by financing activities of $10,000 for the six months ended June 30, 2014 a decrease of $10,000 This decrease in cash provided by financing activities is due to a decrease in proceeds from our principal shareholder loans of $10,000

During the year ended December 31, 2015, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our projected average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at June 30, 2015 we do not have enough cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of our offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarters ended June 30, 2015 and 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a "smaller reporting company."

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June30, 2015. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable

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

_______________

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

MAPLE TREE KIDS, INC.

Date: July 29, 2015	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

