Form 10-Q
period 2015-09-30
Maple Tree Kids, Inc.
filed 2015-10-15
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of October 5, 2015, there were 8,108,500 shares of company common stock issued and outstanding.

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

Item I. Financial Statements (unaudited)

MAPLE TREE KIDS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$3,863	$26,693
Total current assets	3,863	26,693

Total Assets	$3,863	$26,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$687	$1,719
Due to shareholder	25,378	13,378
Total current liabilities	26,065	15,097

Stockholder’s equity:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 8,108,500 shares issued and outstanding at September 30, 2015 and December 31, 2014	8,109	8,109
Additional paid-in capital	(46,381)	(46,381)
Retained earnings	16,070	49,868
Total Stockholders’ Equity	(22,202)	11,596
Total Liabilities and Stockholders’ Equity	$3,863	$26,693

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.
Condensed Statements of Operations
(unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Sales	$2,504	$5,072	$8,603	$10,843
Cost of sales	1,748	3,429	5,450	7,243
Gross margin	756	1,643	3,153	3,600

Operating Expenses:
Selling, general and administrative expenses	3,106	2,160	36,951	13,981
Net operating (loss) income	(2,350)	(517)	(33,798)	(10,381)
Income tax expense	-	-	-	-

Net (loss) income	$(2,350)	$(517)	$(33,798)	$(10,381)

Net Loss Per Common Share, Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,108,500	7,008,592	8,108,500	7,025,495

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss for the period	$(33,798)	$(10,381)

Changes in Operating assets and liabilities:
Inventory	0	2,533
Accrued liabilities	(1,032)	(972)
Net Cash Provided by (Used in) Operating Activities	(34,830)	(8,820)

Cash Flows from Investing Activities:
Acquisition of office equipment	-	(404)
Net cash provided by (used in) investing activities	-	(404)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	4,150
Proceeds from shareholder loans	12,000	10,000
Net cash flows (used in) provided by financing activities	12,000	14,150

Net increase (decrease) in cash	(22,830)	4,926

Cash, beginning of period	26,693	4,484

Cash, end of period	$3,863	$9,410

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

Supplemental schedule of non-cash activity:
Transfer of inventory from shareholder	$-	$3,378

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

 Notes to Condensed Financial Statements

September 30, 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2015 and December 31, 2014, results of operations for the three months and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

From August 12, 2005 (inception) through September 30, 2015, the Company has generated approximately $774,000 in cumulative revenues and has incurred a cumulative net income during that same period of approximately $16,000. The Company generated a net loss of $33,798 for the nine months ended September 30, 2015 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2015, the Company may need to cease its operations in 2015. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. The Company had on file a Registration Statement with the SEC to raise additional equity funds through a public offering. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. The Company also obtained a total of $25,378 of shareholder advances and $3,378 of inventory acquired through shareholder advances. The Company has no agreements in place with its principal shareholder and director to keep advancing funds to the Company in order for it to continue its operations and if our principal shareholder decides to discontinue advancing funds, the Company may need to discontinue its operations.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. The Company had on file a Registration Statement with the SEC to raise additional equity funds through a public offering but was unable to raise the amount needed to fund its planned operations. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $100,000. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at September 30, 2015 and December 31, 2014.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our websites are www.polkadotpatch.com and www.sunshinepolkadots.com. The cost and accumulated amortization of the websites at September 30, 2015 and December 31, 2014 were both $5,435 as these websites were fully amortized at September 30, 2015 and December 31, 2014.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at September 30, 2015 and December 31, 2014. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There were no product returns for the nine months ended September 30, 2015. There was no sales returns allowance recorded at September 30, 2015 and December 31, 2014. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months and nine months ended September 30, 2015 and 2014 were $0.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses. Shipping and handling costs were not significant for the three months and nine months ended September 30, 2015 and 2014.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three and nine months ended September 30, 2015 and 2014, there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at September 30, 2015 and December 31, 2014.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the three months and nine months ended September 30, 2015 and 2014, respectively.

Note 4 – Loan from Shareholder

The loan is non-interest bearing, unsecured and payable on demand. The shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at September 30, 2015. The balance due at September 30, 2015 was $25,378.

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

•

Based upon current plans, we expect to incur operating losses in future periods because we plan to be developing our Maple Tree Kids website to sell personalized children products that will be located at www.mapletreekids.com and will be incurring expenses and not generating significant revenues.

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 80%, of our total revenues for the nine months ended September 30, 2015 and 2014. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the Three months and Nine months ended September 30, 2015 and September 30, 2014

Revenues

We generated revenues of $2,504 and $5,072 for the three months ended September 30, 2015 and 2014, respectively and $8,603 and $10,843 for the nine months ended September 30, 2015 and 2014, respectively. This decrease in revenue in 2015 is due to a decrease in the volume of items sold through our current website to our major customer and a decrease in sales made to other retail customers.

Our ability to generate a sufficient amount of future revenue to cover our future operating expenses is very uncertain. Due to the lack of financial resources available to the Company, we have been unable to rebrand our company and products under the name Maple Tree Kids in order to sell more personalized children products to the market. We have also been unable to create related marketing and sales collateral, a new logo and new website among other things due to the lack of financial resources to carry out our business plan.

Cost of Sales

Our cost of sales was $1,748 and $3,429 for the three months ended September 30, 2015 and 2014, respectively and $5,450 and $7,243 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the cost of sales for 2015 was due to our decrease in revenue in 2015 as we sold less merchandise to our major customer and fewer retail customers in 2015.

Gross Profit

We generated gross profit of $756 and $1,643 for the three months ended September 30, 2015 and 2014, respectively and $3,153 and $3,600 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the gross profit for the three months and nine months ended September 30, 2015 was due to the decrease in revenue in 2015 versus 2014.

Operating Expenses

Our operating expenses were $3,106 and $2,160 for the three months ended September 30, 2015 and 2014, respectively and $36,951 and $13,981 for the nine months ended September 30, 2015 and 2014, respectively. The increase in our operating expenses for the three month periods in 2015 and 2014 was due primarily to the increase in professional fees. The increase in operating expenses for the nine months ended September 30, 2015 was due to fees incurred in order for our stock to be listed on the OTCQB marketplace stock exchange ($12,500 paid) and dues paid for our stock to be eligible for electronic trading using The Depository Trust Company of $12,000.

Net Loss

Our net loss for the three months ended September 30, 2015 and 2014 was $2,350 and $517, respectively and for the nine months ended September 30, 2015 and 2014 was $33,798 and $10,381, respectively. The increase in net losses in 2015 was due to the reasons stated above.

Impact of Potential Loss of our Major Customer on our Liquidity

Currently sales to our major customer constitute approximately 80% of our total revenue. Any substantial decrease in selling our products to them will substantially affect our future operating results and liquidity. Although we currently have a satisfactory relationship with our major customer, if they were to terminate their relationship or stop ordering products from us, these events would currently result in a loss of substantially all of our revenue which would have a material impact on the liquidity of our Company. It is uncertain how long our major customer will continue to order products from us as we do not have any assurances from them as to how long they will continue ordering products from us. We do not have an exclusive agreement with them for selling our type of products to them.

In the event that the Company is not able to retain our major customer or obtain new customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations or we will need to cease our operations. We presently are seeking to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new major customers.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $3,863 total assets of $3,863 and a working capital deficit of $22,202 compared to $26,693 in cash, $26,693 in total assets and $11,596 in working capital as of December 31, 2014.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flows

	Nine Months Ended
	September 30,
	2015	2014

Net cash (used in) operating activities	$(34,830)	(8,820)
Net cash (used in) investing activities	$-	(404)
Net cash (used in) provided by financing activities	$12,000	14,150
Net cash inflow (outflow)	$(22,830)	4,926

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the nine months ended September 30, 2015 was $34,830, which consisted of a net loss of $33,798 and a decrease in working capital of $1,032. The decrease in working capital was due to decrease in accrued liabilities of $1,032.

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

Investing Activities

During the nine months ended September 30, 2015, we had no investing activities. During the nine months ended September 30, 2014, we had $404 of investing activities from the purchase of computer equipment and software.

Financing Activities

During the nine months ended September 30, 2015, we had net cash provided by financing activities of $12,000 as compared to net cash flows provided by financing activities of $14,150 for the nine months ended September 30, 2014, a decrease of $2,150 This decrease in cash provided by financing activities is due to a decrease in proceeds from the sale of our common stock of $4,150. This decrease was offset by an increase in loans from our principal shareholder loans of $2,000

We had proceeds from the sale in our public offering of 207,500 shares of our common stock at $0.02 per shares totaling $4,150. The Company has on file a Registration Statement with the SEC to raise additional equity funds. In October 2014 we sold an additional 901,000 shares of our common stock at $0.02 per shares totaling $18,020.

During the year ended December 31, 2015, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our projected average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at September 30, 2015 we do not have enough cash on hand to fund our current operations for the rest of this year. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of our offering and debt financing from our principal shareholder to fund the costs of this offering and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

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
		$100,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing. We currently do not have any arrangements in place for the completion of any financings and there is no assurance that we will be successful in completing any further financings or raising any capital. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to carry out our business plan. Management's plans for the Company may include securing a suitable merger partner or acquiring private companies to create investment value for the Company. However, no assurance can be given that management will be successful in its efforts.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarters ended September 30, 2015 and 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
_________

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

MAPLE TREE KIDS, INC.

Date: October 15, 2015	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

