Form 10-K
period 2015-12-31
Maple Tree Kids, Inc.
filed 2016-02-16
CIK 1590496

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was $0. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 8,108,500 shares of the registrant's common stock outstanding as of February 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below "Risk Factors" section of this Annual Report. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

PART I

ITEM 1. BUSINESS.

Overview

We are a web-based retailer of children's clothing, accessories and other personalized gifts for children. We currently sell products through our website www.polkadotpatch.com. We do not have any stores or outlets and hold no inventory. We are in the process of rebranding our current business name "polkadotpatch" to the name "Maple Tree Kids", with a goal of selling more personalized children products and expanding product customization choices to customers. We work with customers to personalize their gift selections to their specifications by placing a child's name, favorite colors and theme or picture design on the items they order to provide them and their children or others with a "you are special" experience.

We are currently devoting a substantial amount of our efforts in marketing more of our suppliers' offerings of personalized children products. We are working on creating a new company logo, marketing and sales collateral, searching for sales personnel to sell more personalized children products through our current website and building our new website, www.mapletreekids.com, which is currently under construction. These corporate development efforts to rebrand our company by selling more personalized children's products to our current and future customers, through our new website and name "Maple Tree Kids".

Management's plans, due to the lack of sufficient financial resources for the Company, may include securing a suitable merger partner or acquiring private companies to create investment value for the Company. However, no assurance can be given that management will be successful in its efforts.

We have sold our suppliers products to approximately 4,200 customers since our inception, including our largest customer, a large credit union bank that buys gifts for their customers when they have a newborn child, whom presently constitutes approximately 80% of our current business. We have approximately 35 wholesale suppliers that we can acquire products from, all based in the United States. During the period from the date of our inception - August 12, 2005 to December 31, 2015, we sold a total of $775,871 of products. Our product sales to date of personalized children products have not been significant. We generated net income of $13,289 from our inception date to December 31, 2015. For the years ended December 31, 2015 and 2014, we sold a total of $10,052 and $13,985, respectively, worth of our products and generated net losses of $36,579 and $13,475, respectively.

We do not manufacture any of our own products and did not keep any inventory of products in 2015. We have not entered into any formal supply agreements with our suppliers. We are required to pay in full for products purchased from our suppliers once we order the products from them. Once we receive an order from our customers we instruct our suppliers to drop-ship the purchased inventory directly to our customers. We require our customers to pre-pay for products purchased on our websites. The customer authorizes us to charge their credit card at the time of purchase with the understanding their credit card will be charged upon shipment and title will pass the customer upon shipment.

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

We were incorporated in order to acquire by merger all of the limited liability company interests of Maple Tree Kids LLC, a Vermont limited liability company, or ("MTK LLC"). Our president had personally acquired all of the limited liability company interests of MTK LLC for a total purchase price of $8,800 on August 16, 2013. MTK LLC then merged with and into our company on September 26, 2013 pursuant to and in accordance with the terms of an agreement and plan of merger, dated as of the same date. Our company was the surviving company in the merger and the separate existence of MTK LLC ceased and we succeeded to all of the assets of MTK LLC as a result of the merger. At the effective time of the merger, each limited liability company percentage interest in MTK LLC held by our president was automatically changed and converted into ten thousand shares of our common stock. Since our president owned 100% of the limited liability company interests in MTK LLC at the time of the merger, she received a total of 1,000,000 shares of our common stock as a result of the merger. In addition, on September 26, 2013, our president converted $5,000 of indebtedness that our company owed to her into common shares, at a par value of $0.001, by cancelling such debt in exchange for a total of 5,000,000 shares of our common stock pursuant to a subscription agreement dated as of such date.

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

Our Industry

In today's economy, buyers believe that a personalized gift will allow them to make a lasting impression at a reasonable cost. According to the 2013 Gifting Report, the gifting market - defined as items or experiences purchased to give as a gift - represents more than $1 out of every $10 spent at the general merchandise, apparel, furniture and other, (GAFO), type of store. Americans of all ages love to see their name on a product. The personalized gift market is mainly a U.S. phenomenon, the roots of which can be traced to the early days when the family names or initials would be engraved on silver bowls and jewelry. In the early days personalization was only available to those who could afford it. With the development of new machinery and computerized technologies, personalized gifts that would take weeks to manufacture now can be shipped to the customers almost immediately.

Faith Popcorn, founder of New York based marketing consultancy, Brain Reserve, who is a futurist and studies and reports on nationwide trends, has coined the word "egonomics" to describe the personalized product phenomenon. Ms. Popcorn and other trend forecasters agree that the personalized gift industry will continue steady growth as more products are brought to market in response to consumer demand.

Buying and shopping for gifts is a big business. Today's gift retailers are expecting an increase in business in 2014 as compared to 2013. According to gift retailers responding to Gift & Decorative Accessories' exclusive Today's Gift Retailer 2014 survey, 75% of gift retailers are projecting 2014 sales to be up or about the same as 2013 sales.

In 2013, 37 percent of manufacturers were focusing on Millennials when developing new products and this year that number has jumped 20 percentage points to 57 percent. Two years ago there was a rise in the percentage of gift manufacturers targeting Younger Boomers, those between the ages of 50 and 58, from 54 percent in 2013 to 57 percent in 2014. This year the percentage of vendors reporting they will target Younger Boomers fell nine percentage points to 48 percent. Sandwiched between the large demographic groups of Baby Boomers and Millennials are Generation Xers, those ages 34 to 49. While its numbers are small, this group remains the number one target for gift manufacturers, with 62 percent reporting they will develop products geared towards this cohort.

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

Competition

We operate in the infant and toddler products industry and we specialize in the personalized baby and toddler products. We face competition from many websites that provide products and services that are similar to ours. We are an enterprise with no competitive position within the personalized baby and toddler products marketplace. We were trying to attract customers to our website by placing advertisements and offering promotions on various baby weblogs or "blogs", online journals that are updated frequently and available to the public. We now rely on word of mouth marketing as the primary source of traffic to our website.

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	Existing relationships with wholesale suppliers enabling us to obtain wholesale pricing from many of our vendors;

•	Robust websites that features streamlined navigation;

•	Wide selection of children's clothing, including organic and eco-friendly products sourced by our President;

•	Existing relationships with vendors/artists able to customize designs based on specific customer requirements creating truly personalized experience for our customers;

•	No storage costs;

•	Personalized customer support from our President; and

•	Low overhead costs.

Our Growth Strategy

Our Growth Strategy

We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•	We plan to develop relationships with more distributors in the U.S. that will help us increase our sales.

•	We plan to begin marketing our new website under construction (www.mapletreekids.com) and our product offerings on the Internet and through other marketing channels.

•	We plan to leverage the social network of our President to find new sales opportunities.

•	We plan to further diversify our product portfolio, including personalized children clothing and accessories, to satisfy a larger array of customer preferences.

Our Products

Products

We sell, at retail, a variety of infant and toddler products including:

•	infant and toddler clothing,

•	toys,

•	towels,

•	backpacks,

•	gift baskets,

•	infant and toddler holiday items,

•	children's room decorative items,

•	blankets,

•	baby wraps and slings,

•	gifts for mothers, and

•	infant and toddler accessories.

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

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

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

One major customer, a federally chartered credit union who buys gifts for each of their customers who have a newborn child, accounted for approximately 80% of our total revenues for the years ended December 31, 2015 and December 31, 2014. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. It is likely that our competitors will pursue a relationship with this major customer and threaten our business relationship with this major customer. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer would have a material impact on our operations and financial position.

We do not have sufficient working capital to meet our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. If we do not obtain the financing we need to satisfy our financial requirements, we will have to wind down our business and you may lose your entire investment.

As of December 31, 2015 we had $1,983 of cash. We intend to meet our projected ongoing cash requirements of approximately $100,000 for the next 12 months by utilizing existing working capital and by raising the shortfall through a combination of the proceeds of this offering and of equity and debt financing from either our principal shareholder Irina Goldman, who is also our director, president and principal stockholder. or other investors, if we are able to identify other investors willing to purchase our securities or loan funds to us. We may not be able to secure financing from other investors and our principal shareholder has not committed through any agreement to provide any additional financing to us. If financing is available, it may involve issuing securities that could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our principal stockholder or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail and you may lose your entire investment. If we borrow money to raise capital or sell debt securities we may become subject to affirmative and negative covenants that may limit our ability to operate our business or impose other restrictions that may affect our financial condition and growth strategy. Furthermore, if we cannot make required payments of interest or principal on loans that we may obtain or debt securities that we may issue, then the lender or note holder may declare a default that may result in our bankruptcy or a situation where the lender or note holder otherwise takes over our business and your investment would be entirely lost.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your entire investment.

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal years ended December 31, 2015 and 2014. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease our operations and you could lose your entire investment.

The Company generated a net loss of $36,579 for the year ended December 31, 2015 and we expect to generate losses into the future as our general and administrative expenses increase as a result of paying professional fees related to becoming a public reporting company as we attempt to raise money to expand our current business. There is no assurance our future operations will result in any profit. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment. If our business operations expand and our operating expenses increase, our profit margins may decrease and we may not be able to develop into a profitable business in the future.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to develop and continually update our website;

•	our ability to procure and maintain on commercially reasonable terms relationships with third parties that drop ship our products for us;

•	our ability to identify and pursue mediums through which we will be able to market our products;

•	our ability to attract new customers to our websites who are interested in purchasing our products; and

•	our ability to keep managing our costs and maintain low overhead.

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

The children's clothing, accessories and products industry is highly competitive. Most of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. We may not be able to develop a more appealing online website than our competitors and we may not be able to otherwise compete effectively against our competitors.

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

Historically, children's clothing, accessories and related products have been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as consumer confidence, rising fuel costs and slowing housing starts, may continue to cause inconsistent and unpredictable consumer spending habits. Many industry analysts believe the Internet sale of children's clothing, accessories and related products business segment is a very difficult business segment to operate in successfully. Should consumer demand for our products continue at these current low levels for an extended period of time or deteriorate, it will be difficult to achieve our financial goals and plans.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, includes viral marketing, the practice of generating "buzz" among Internet users in our products through placing advertisements and offering giveaways on various highly rated children's and baby weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations. Additional marketing efforts include participating in promotional events run through Groupon, Bitsy Bug and similar programs, however sufficient additional purchase volume by each individual customer redeeming the coupons is required in order to generate profit.

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

Our president is the sole officer and director of our company. She owns 7,000,000 shares of our common stock constituting 86% of our outstanding common stock as of the date of this annual report and will own a majority of the common shares outstanding if all shares are sold in this offering. As a result, our president is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our president can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our charter and bylaws and other significant corporate events. Our president's unilateral control over us could decrease the price and marketability of our shares.

Our business depends on the development and maintenance of the Internet infrastructure. Outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by "viruses," "worms," and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products, which could damage our reputation and harm our operating results.

Our ability to provide our products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our name if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of "denial of service" or similar attacks, hacking or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions. Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products, which could damage our reputation and harm our operating results.

If our website contains undetected errors, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our websites could contain undetected errors or "bugs" that could adversely affect the ability of our customers to order products through our website. The occurrence of errors may cause us to lose market share, damage our reputation and brand name, and reduce our revenues.

If the security measures that we use to protect our user's personal information such as credit card numbers are ineffective, our customers may lose their confidence in our websites and stop visiting it. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

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

As an "Emerging Growth Company" under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

To date, there has been no public market for our common stock. No prediction can be made as to when, if ever, a public market for our common stock will develop. There is no liquidity for shares distributed in this offering and investors may have difficulty in selling any shares acquired in the offering at prices they want or at all. If a public market for the common stock does develop at a future time, sales of shares by stockholders of substantial amounts of our common stock in the public market could reduce the prevailing market price and could impair our future ability to raise capital through the sale of additional equity securities. The company is not listed on any public exchange and there are no market makers currently applying to handle the company's stock.

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

We anticipate that our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

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

Our security holders may face significant restrictions on the resale of our securities due to state "blue sky" laws.

Each state has its own securities laws, often called "blue sky" laws, which (1) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our securities will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should consider the resale market for our securities to be limited. Security holders may be unable to resell their securities, or they may be unable to resell them without the significant expense of state registration or qualification.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in us.

We have never paid any cash or stock dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock's price. There will be less ways in which you can make a gain on any investment in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal office address is located at 119 Rockland Center, Suite 75, Nanuet, NY 10954. Currently, this location serves as the mailing address for us. Our president leases the premises directly from the owner of the premises. Our president does not charge us any rent for use of her personal premises where she conducts our business. We do not have any written lease or other agreement regarding our use of these premises. We believe that the rent-free space of her personal residence will be sufficient for our needs for at least the next 12 months or until such time where company growth necessitates the need to find larger office space.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB exchange, and there are two market makers for our common stock known to us. In addition, we are not aware of any trading transactions that have occurred or trading activity between private parties since our common stock was issued.

Approximate Number of Holders of Our Common Stock

As of February 1, 2016 there were 40 stockholders of record of our common stock. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

16

•

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be developing our Maple Tree Kids website to sell personalized children products that will be located at www.mapletreekids.com and will be incurring expenses and not generating significant revenues.

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 80% of our total revenues for the year ended December 31, 2015 and the year ended December 31, 2014, respectively. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

We will continue to seek, depending on market conditions, new financing or additional sources of capital over the next 12 months. The primary potential sources of cash available to us are equity investments. We have no debt or credit lines and we have financed our operations to date through the sale of our common stock and shareholder loans. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $13,000 and $10,000 of shareholder advances during the years ended December 31, 2015 and 2014, respectively.

Results of Operations for years ended December 31, 2015 and December 31, 2014

Revenues

We generated revenues of $10,052 for the year ended December 31, 2015 and $13,985 for the year ended December 31, 2014. This decrease in revenue in 2015 is due to a decrease in the volume of items sold through our website and to our major customer.

Our ability to generate a significant level of revenues to support our operations, however, is very uncertain. We received a going concern opinion from our audit firm as we continue to require additional working capital in order to devote substantially all of our efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $6,486 for the year ended December 31, 2015 and $9,421 for the year ended December 31, 2014. The decrease in the cost of sales for 2015 was due to our decrease in revenue in 2015 as we sold our merchandise to fewer retail customers in 2015.

Gross Profit

We generated gross profit of $3,566 for the year ended December 31, 2015 and $4,564 for the year ended December 31, 2014. The increase in the gross profit percentage from 33% in 2014 to 35% in 2015 was due a small increase in our selling prices to retail customers due to a change in the sales product mix to our customers in 2015.

Operating Expenses

Our operating expenses were $40,145 for the year ended December 31, 2015 and $18,039 for the year ended December 31, 2014. The increase in our operating expenses in 2015 was due to an increase in professional fees related to being a public reporting company and fees associated with becoming listed on the OTCQB exchange and registering the Company's stock with the Depository Trust Company (DTC).

Net Loss

Our net loss for the year ended December 31, 2015 was $36,579 and was $13,475 for the year ended December 31, 2014. The increase in net loss in 2015 was due to the reasons stated above.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $1,983, total assets of $1,983 and a working capital deficit of $24,983 compared to $26,693 in cash, $26,693 in total assets and $11,596 in working capital as of December 31, 2014.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

	December 31,
	2015	2014

Net cash (used in) operating activities	$(37,710)	(9,961)
Net cash (used in) investing activities	$-	-
Net cash provided by financing activities	$13,000	32,170
Net cash inflow (outflow)	$(24,710)	22,209

Operating Activities

Cash used in operating activities in the year ended December 31, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2015 was $37,710, which consisted of a net loss of $36,579, and a decrease in accrued liabilities of $1,131.

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

Investing Activities

During the years ended December 31, 2015 and 2014 we had no investing activities.

Financing Activities

During the year ended December 31, 2015, we had net cash provided by financing activities of $13,000 as compared to net cash flows provided by financing activities of $32,170 for the year ended December 31, 2014 a decrease of $19,170. This decrease in cash provided by financing activities is due to the decrease in proceeds from the sale of our common stock of $22,170, offset by an increase in short term cash advances from our principal shareholder of $3,000.

See Note 5 of the Notes to our Financial Statements included in this Annual Report on Form 10-K for information regarding our Stockholders' Equity.

During the year ended December 31, 2015, our total cash requirements will exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current projected average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at December 31, 2015 and projected spending, we do not have sufficient cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing from the proceeds of this offering and debt financing from our principal shareholder to fund the costs of developing the business and being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

We estimate that our operating expenses, based on us being able to raise the necessary equity capital to execute our business plan, will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated Expenses
Legal and accounting fees	12 months	$25,000
Further development of Maple Tree Kids website	December 2016	20,000
Marketing and advertising	12 months	15,000
Salaries and consulting fees	12 months	30,000
General and administrative	12 months	10,000
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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended December 31, 2015 and 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2015 and 2014 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2015. Based upon, and as of the date of this evaluation, Ms. Irina Goldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment management determined that as of December 31, 2015, the Company's internal controls over financial reporting were effective based on those criteria.

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

During the fourth quarter of fiscal year ended December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2015, that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Irina Goldman	58	President, Secretary, Treasurer, and Director

Irina Goldman, President, Secretary, Treasurer, and Director

Irina Goldman has been our President, Secretary, Treasurer and sole director since our company's incorporation on August 14, 2013. Ms. Goldman has more than 4 years working experience in overseeing and working directly on website development, marketing products over the internet, sourcing vendors and working with current vendors in selling our products. Ms. Goldman has been our principal executive officer and our principal accounting officer and works on a full-time basis for us since August 2013. She is responsible for providing customer service, processing of customer orders and maintaining our current product selections on our website www.polkadotpatch.com. She has also been sourcing many of our new products and new vendors. She is also beginning the work on designing our new website, www.mapletreekids.com. During the period from August 2011 through July 2013, Ms. Goldman was offering her services as a freelance business consultant to internet businesses. During the period from July 2007 through August 2011 Ms. Goldman was the sole officer and director of Avenue South Ltd., a web-based retailer focused on selling specialty home furnishings over the Internet. This business was sold in August 2011. Ms. Goldman graduated from Columbia University in 1983 with a Master Degree in Engineering.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

None of our officers or directors has any familial relationships.

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

23

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

Except as set forth in our discussion below in "Transactions with Related Persons, Promoters and Control Persons; Director Independence," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2015 fiscal year.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Summary Compensation Table - Fiscal Years Ended December 31, 2015 and 2014

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Total ($)
Irina Goldman (2)	2015 and 2014	0	0

________________

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

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or director from August 12, 2005 (inception date) to December 31, 2015. As of December 31, 2015 we did not have any stock option plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of February 1, 2016, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 31, 2015, there were 8,108,500 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Irina Goldman (1)
	119 Rockland Center, Suite 75
	Nanuet, NY 10954	7,000,000	86.0%

Common Stock	Officers and directors as a group	7,000,000	86.0%

______________

(1)	Irina Goldman is our President, Principal Financial Officer, Secretary, Treasurer and Director

Changes in Control

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There are no transactions involving any director, executive officer, or any security holder who is a beneficial owner of more than 4.99% of our capital stock or any member of the immediate family of the officers, directors or such beneficial owners, or any other related persons .

Promoters and Certain Control Persons

Ms. Goldmanis considered a founder or promoter of Maple Tree Kids, Inc. as defined in Rule 405 under the Securities Act of 1933. Ms. Goldman owns 86% of our outstanding capital stock. She received 1,000,000 shares of our common stock upon our incorporation in exchange for a payment by her to us of $1,000. The amount paid by Ms. Goldman for the remaining 6,000,000 shares acquired by her was determined arbitrarily by her and not based on any recognized method of valuation. Ms. Goldman is our President, Director, Principal Accounting Officer, Treasurer and Secretary and runs the day to day operations of our business.

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

Independent Auditors' Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$9,300	$7,015
Audit-related fees (2)	-	-
Tax fees	-	-
All other fees	-	-
Total	$9,300	$7,015

_______________

(1)

"Audit Fees" consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

"Audit-Related Fees" consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit services performed by ZBS Group LLP, for our financial statements as of and for the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.
3.2 *	Bylaws of Maple Tree Kids, Inc.
10.4

Website development agreement dated as of May 19, 2014 between the Company and The Calgary Web Design Network (Incorporated by reference to Exhibit 10.1 to Registrants current report on Form 8-K filed on May 20, 2014).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrants Form 10-K filed on March 14, 2014)
31	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013

**XBRL (Extensible Business Reporting Language)

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

MAPLE TREE KIDS, INC.

Date: February 16, 2016	By:	/s/ Irina Goldman
Irina Goldman
President
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irina Goldman	President and Director	February 16, 2016
Irina Goldman	(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.
3.2 *	Bylaws of Maple Tree Kids, Inc.
10.4

Website development agreement dated as of May 19, 2014 between the Company and The Calgary Web Design Network (Incorporated by reference to Exhibit 10.1 to Registrants current report on Form 8-K filed on May 20, 2014).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrants Form 10-K filed on March 14, 2014)
31	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013

**XBRL (Extensible Business Reporting Language) information

MAPLE TREE KIDS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maple Tree Kids, Inc.

Nanuet, NY

We have audited the accompanying balance sheets of Maple Tree Kids, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2015. Maple Tree Kids, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Kids, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and recurring losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, New York

February 9, 2016

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 908-7867

www.zbscpas.com

MAPLE TREE KIDS, INC.

Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$1,983	$26,693
Total Assets	$1,983	$26,693

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accrued liabilities	$588	$1,719
Shareholder advances	26,378	13,378
Total current liabilities	26,966	15,097

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 8,108,500 shares issued and outstanding at December 31, 2015 and 2014	8,109	8,109
Additional paid-in capital	(46,381)	(46,381)
Retained earnings	13,289	49,868
Total Stockholders' Equity (Deficiency)	(24,983)	11,596
Total Liabilities and Stockholders' Equity (Deficiency)	$1,983	$26,693

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Statements of Operations

	Year Ended
	December 31,
	2015	2014

Sales	$10,052	$13,985
Cost of sales	6,486	9,421
Gross margin	3,566	4,564

Operating Expenses:
Filing fees	24,880	-
Legal and professional fees	10,094	8,365
Selling and other general and administrative expenses	5,171	9,674
Total operating expenses	40,145	18,039

Net operating loss	(36,579)	(13,475)
Income tax expense	-	-
Net loss	$(36,579)	$(13,475)

Net Loss Per Common Share,
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	8,108,500	7,261,562

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Statement of Changes in Stockholders' Equity

Years Ended December 31, 2014 and 2015

					Total
	Common Stock		Additional		Stockholders'
		Par Value	Paid-In	Retained	Equity
	Shares	$ 0.001	Capital	Earnings	(Deficiency)
Balance, December 31, 2013	7,000,000	$7,000	$(67,442)	$63,343	$2,901

Proceeds from common shares sold from 9/15/14 to 10/22/14	1,108,500	1,109	21,061		22,170
Net loss - 2014	-	-	-	(13,475)	(13,475)
Balance, December 31, 2014	8,108,500	$8,109	$(46,381)	$49,868	$11,596

Net loss – 2015	-	-	-	(36,579)	(36,579)
Balance, December 31, 2015	8,108,500	$8,109	$(46,381)	$13,289	$(24,983)

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(36,579)	$(13,475)
Inventory expenditure included in shareholder advances	-	3,378

Changes in Assets and Liabilities:
Increase (decrease) in accrued liabilities	(1,131)	136
Net cash used in operating activities	(37,710)	(9,961)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	-	22,170
Proceeds from shareholder advances	13,000	10,000
Net cash flows provided by financing activities	13,000	32,170

Net increase (decrease) in cash	(24,710)	22,209

Cash, beginning of year	26,693	4,484

Cash, end of year	$1,983	$26,693

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental schedule of non-cash activity:
Inventory expenditure included in shareholder advances	$–	$3,378

The accompanying notes are an integral part of these financial statements.

MAPLE TREE KIDS, INC.

Notes to Financial Statements

December 31, 2015

Note 1 – Description of the Business, Merger and Going Concern

Maple Tree Kids Inc. ("the Company") was incorporated on August 14, 2013 in the State of Nevada. At the time of our incorporation, our president and sole stockholder subscribed for and purchased 1,000,000 shares of our common stock at a purchase price of $0.001 per share for an aggregate purchase price of $1,000. The Company is a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. The Company's products consist of personalized infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, blankets, baby wraps and slings, wet bags and other accessories.

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

Going Concern

The Company generated a net loss of $36,579 for the year ended December 31, 2015 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its current and future operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2016, the Company may need to cease its operations in 2016. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management's plans for the Company include raising additional capital through either debt or equity issuances. Management estimates the minimum amount of additional funding necessary to enable the Company to remain viable and continue its operations for at least the twelve months following the date of the financial statements is approximately $20,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $13,000 and $10,000 of shareholder advances during the years ended December 31, 2015 and 2014, respectively.

No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders or from its principal shareholder. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company's financial position, results of operations, and ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year: The Company's fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at December 31, 2015 and December 31, 2014.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our website is www.polkadotpatch.com. The cost and accumulated amortization of the websites for the years ended December 31, 2015 and December 31, 2014 were both $5,435 as these websites were fully amortized at December 31, 2015 and December 31, 2014.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at December 31, 2015 and 2014. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer's account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was no sales returns allowance recorded at December 31, 2015 and December 31, 2014. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

The company has no deferred tax assets or deferred tax liabilities. They have a net operating loss carry-forward for federal and state tax purposes of approximately $59,000 at December 31, 2015, that is available to offset future taxable income, which will begin to expire in the year 2028. The Company took a 100% valuation allowance against the net operating loss deferred tax asset.

Earnings Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 26, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2015 and 2014 were $- and $- respectively These expenses are recorded under general and administrative expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the years ended December 31, 2015 and 2014 there were no significant gift cards sales, therefore the "unredeemed gift certificates" liability was $0 at December 31, 2015 and December 31, 2014.

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

ASU 2014-15 – "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15")." In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company's first quarter of fiscal 2016.

Note 3 – Major Customer

The Company has one major customer, which represents approximately 80% of total sales for the years ended December 31, 2015 and 2014, respectively.

Note 4 – Shareholder Advances and Related Party Transactions

During the second quarter of 2014, the principal shareholder sold baby products inventory that she held personally to the Company at a total price of $3,378. This inventory was subsequently sold in 2014 to various customers. The shareholder advanced $3,378 to the Company to purchase this inventory, as a non-interest bearing loan, unsecured and payable on demand. This shareholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at December 31, 2015 and 2014. This principal shareholder also advanced $13,000 and $10,000 as a non-interest bearing loan, unsecured and payable on demand for the years ended December 31, 2015 and 2014, respectively. The total balance due to this principal shareholder was $26,378 and $13,378 as of December 31, 2015 and 2014, respectively.

Note 5 – Stockholders' Equity

In September 2014 and October 2014 the Company sold in its registered public offering to 39 retail investors 1,108,500 shares of its common stock for aggregate net proceeds of $22,170. The purchase price was $0.02 per common share and there were no offering costs paid in this registered offering. This registered public offering was closed on November 7, 2014.

