Form 10-Q
period 2016-06-30
Maple Tree Kids, Inc.
filed 2016-07-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of July 12, 2016, there were 8,108,500 shares of company common stock issued and outstanding.

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

Item I. Financial Statements (unaudited)

MAPLE TREE KIDS, INC.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$4,748	$1,983
Total current assets	4,748	1,983
Total Assets	$4,748	$1,983

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities	$386	$588
Shareholder advances	47,958	26,378
Total current liabilities	48,344	26,966

Stockholders' deficiency:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares outstanding at June 30, 2016 and December 31, 2015	-	–
Common stock, $0.001 par value, 450,000,000 authorized, 8,108,500 shares issued and outstanding at June 30, 2016 and December 31, 2015	8,109	8,109
Additional paid-in capital	(46,381)	(46,381)
Accumulated deficit	(5,324)	13,289
Total Stockholders' Deficiency	(43,596)	(24,983)
Total Liabilities and Stockholders' Deficiency	$4,748	$1,983

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$1,947	$2,679	$3,881	$6,099
Cost of sales	1,327	1,671	2,635	3,702
	620	1,008	1,246	2,397

Operating Expenses:
Selling, general and administrative expenses	12,778	28,094	19,859	33,845
Net operating (loss) income	(12,158)	(27,086)	(18,613)	(31,448)

Income tax expense	–	–	–	–
Net loss	$(12,158)	$(27,086)	$(18,613)	$(31,448)

Net Loss Per Common Share,	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted
Weighted average number of shares outstanding	8,108,500	8,108,500	8,108,500	8,108,500

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

 Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(18,613)	$(31,448)
Changes in Assets and Liabilities:
Increase (decrease) in accrued liabilities	(202)	9,525
Net Cash used in Operating Activities	(18,815)	(21,923)

Net cash Flows from Investing Activities	–	–

Cash Flows from Financing Activities:
Proceeds from shareholder loan	21,580	–
Net cash flows provided by financing activities	21,580	–

Net increase (decrease) in cash	2,765	(21,923)

Cash, beginning of period	1,983	26,693

Cash, end of period	$4,748	$4,770

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these interim condensed financial statements.

MAPLE TREE KIDS, INC.

 Notes to Condensed Financial Statements

June 30, 2016

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company," "we," "us" or "our" mean Maple Tree Kids, Inc.

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

Going Concern

The Company generated a net loss of $18,613 for the six months ended June 30, 2016 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its current and future operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2016, the Company may need to cease its operations in 2016. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management's plans for the Company include raising additional capital through either debt or equity issuances. Management estimates the minimum amount of additional funding necessary to enable the Company to remain viable and continue its operations for at least the twelve months following the date of the financial statements is approximately $24,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $21,580 and $0 of shareholder advances during the six months June 30, 2016 and 2015, respectively. The total balance due to this principal shareholder was $47,958 and $26,378 as of June 30, 2016 and December 31, 2015, respectively.

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

Management's plans, due to the lack of sufficient financial resources and the continuing negative operating results of the Company, may include securing a suitable merger partner or acquiring private companies to create investment value for the Company. However, no assurance can be given that management will be successful in these efforts.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year: The Company's fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at June 30, 2016 and December 31, 2015.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our website is www.polkadotpatch.com. The cost and accumulated amortization of the websites for the six months ended June 30, 2016 and for the year ended December 31, 2015 were both $5,535 as these websites were fully amortized at June 30, 2016 and December 31, 2015.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at June 30, 2016 and December 31, 2015. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer's account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was no sales returns allowance recorded at June 30, 2016 and December 31, 2015. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2016 and 2015 were $- and $- respectively. These expenses, when incurred, are recorded under general and administrative expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three and six months ended June 30, 2016 and 2015, there were no significant gift cards sales, therefore the "unredeemed gift certificates" liability was $0 at June 30, 2016 and December 31, 2015.

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

Note 3 – Major Customer

The Company has one major customer, which represents approximately 83% and 80% of total sales for the three months ended June 30, 2016 and 2015, respectively and approximately 77% and 80% of total sales for the six months ended June 30, 2016 and 2015, respectively.

Note 4 - Shareholder Advances and Related Party Transactions

The principal shareholder advanced $21,580 and $0 as a non-interest bearing loan, unsecured and payable on demand for six months ended June 30, 2016 and 2015, respectively. The total balance due to this principal shareholder was $47,958 and $26,378 as of June 30, 2016 and December 31, 2015, respectively.

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

•

We are dependent upon our relationship with our major customer. This customer accounted for approximately 77% and 80%, of our total revenues for the six months ended June 30, 2016 and 2015, respectively. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. Any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations.

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

Results of Operations for the three months and six months ended June 30, 2016 and 2015

Revenues

Our revenue was $1,947 and $2,679 for the three months ended June 30, 2016 and 2015, respectively and $3,881 and $6,099 for the six months ended June 30, 2016 and 2015, respectively. This decrease in revenue in 2016 is due to a decrease in the volume of items sold through our current website to our major customer and other customers.

Our ability to generate a significant level of revenues, however, is very uncertain. We continue to be devoting substantially all of our efforts to rebranding our company under the name Maple Tree Kids to sell more personalized children products to the market and creating related marketing and sales collateral, a new logo and new website among other things.

Cost of Sales

Our cost of sales was $1,327 and $1,671 for the three months ended June 30, 2016 and 2015, respectively and $2,635 and $3,702 for the six months ended June 30, 2016 and 2015, respectively. The decrease in the cost of sales for 2016 was due to our decrease in revenue in 2016 as we sold less merchandise to our major customer and fewer retail customers in 2016.

Gross Profit

We generated gross profit of $620 and $1,008 for the three months ended June 30, 2016 and 2015, respectively and $1,246 and $2,397 for the six months ended June 30, 2016 and 2015, respectively. The decrease in the gross profit for the three months and six months ended June 30, 2016 was due to the decrease in revenue in 2016 versus 2015.

Operating Expenses

Our operating expenses were $12,778 and $28,094 for the three months ended June 30, 2016 and 2015, respectively and $19,859 and $33,845 for the six months ended June 30, 2016 and 2015, respectively. The decrease in our operating expenses in 2016 was due primarily to the decrease in dues and fees.

Net Loss

Our net loss for the three months ended June 30, 2016 was $12,158 and was $27,086 for the three months ended June 30, 2015 and $18,613 and $31,448 for the six months ended June 30, 2016 and 2015, respectively. The increase in net loss in 2016 was due to the reasons stated above.

Impact of Potential Loss of our Major Customer on our Liquidity

Currently sales to our major customer constitute approximately 83% and 80% of our total revenue for the six months ended June, 2016 and 2015, respectively and revenue from them has decreased from prior periods. This current decrease in selling our products to them has substantially affected our current and potential future operating results and future liquidity. Although we currently have a satisfactory relationship with our major customer, if they were to terminate their relationship or stop ordering products from us, these events would currently result in a loss of substantially all of our revenue which would have a material impact on the liquidity and future of our Company. It is uncertain how long our major customer will continue to order products from us as we do not have any assurances from them as to how long they will continue ordering products from us. We do not have an exclusive agreement with them for selling our type of products to them.

In the event that the Company is not able to retain our major customer or obtain new major customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations or cease operations. We presently do not have sufficient working capital to advertise in order to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new customers.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $4,748, total assets of $4,748 and working capital (deficits) of $(43,596) compared to $1,983 in cash, $1,983 in total assets and $(24,983) in working capital (deficits) as of December 31, 2015.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flows	Six Months Ended
	June 30,
	2016	2015

Net cash (used in) operating activities	$(18,815)	(21,923)
Net cash (used in) investing activities	$-	-
Net cash (used in) provided by financing activities	$21,580	-
Net cash inflow (outflow)	$2,765	(21,923)

Operating Activities

Cash used in operating activities in the six months ended June 30, 2016 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2016 was $18,815, which consisted of a net loss of $18,613 and a decrease in working capital of $202. The decrease in working capital was due to a decrease in accrued liabilities of $202.

Cash used in operating activities in the six months ended June 30, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2015 was $21,923, which consisted of a net loss of $31,448 and an increase in working capital of $9,525. The increase in working capital was due to an increase in accrued liabilities of $9,525.

Investing Activities

During the six months ended June 30, 2016 and 2015 we had no investing activities.

Financing Activities

During the six months ended June 30, 2016, we had net cash provided by financing activities of $21,580 as compared to net cash flows provided by financing activities of $0 for the six months ended June 30, 2015. This increase in cash provided by financing activities is due to an increase in shareholder loan payable of $21,580.

During the year ending December 31, 2016, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Our current average monthly negative cash flow is approximately $2,000 per month. Based on our current cash position at June 30, 2016 we do not have enough cash on hand to fund our current operations. We anticipate meeting our future cash requirements through either equity financing or debt financing from our principal shareholder to fund the operating costs and the costs of being a public reporting company. Although we anticipate meeting our future cash requirements though, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten.

We estimate that our operating expenses, based on us being able to raise the necessary equity capital and executing on our business plan, will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated Expenses
Legal and accounting fees	12 months	$25,000
Further development of Maple Tree Kids website	December 2016	10,000
Marketing and advertising	12 months	25,000
Salaries and consulting fees	12 months	22,000
General and administrative	12 months	18,000
		$100,000

We intend to meet our cash requirements for the next 12 months through either debt financing or equity financing. We currently do not have any arrangements in place for the completion of any financings and there is no assurance that we will be successful in completing any further financings or raising any capital. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan. Management's plans, due to the lack of sufficient financial resources and the continuing negative operating results, may include securing a suitable merger partner or acquiring private companies to create investment value for the Company. However, no assurance can be given that management will be successful in these efforts.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarters ended June 30, 2016 and 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based upon, and as of the date of this evaluation, Ms. Irina Goldman determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

________________

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
Date: July 14, 2016
	By:	/s/ Irina Goldman
	Name:	Irina Goldman
	Title:	President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

