Form 10-K/A
period 2015-12-31
Maple Tree Kids, Inc.
filed 2017-01-06
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-192093

MAPLE TREE KIDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3424568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44043 Fremont Blvd., Fremont, CA 94538

(Address of principal executive offices)

(877) 742-3094

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were a total of 8,108,500 shares of the registrant’s common stock outstanding as of February 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

Maple Tree Kids, Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), originally filed with the Securities Exchange Commission on February 16, 2016 (the "Original Filing"), for the purpose of correcting the cover page of the 2015 Form 10-K to indicate that none of the Company’s securities is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. The Original Filing incorrectly indicated that the Company’s common stock, $0.001 par value per share, was registered pursuant to Section 12(g) of the Exchange Act and that the Company was required to file reports under Section 13 or Section 15(d) of the Exchange Act. The Amendment No. 1 cover page has also been changed to reflect the Company’s current address.

As required by the rules of the Securities and Exchange Commission, this Amendment No. 1 also sets forth an amended "Item 15. Exhibits and Financial Statement Schedules" in its entirety and includes a new Rule 13a-14(a)/15d-14(a) Certification from the Company's chief executive and chief financial officer.

No other information included in the 2015 Form 10-K has been modified or updated in any way. This Amendment No. 1 continues to speak as of the date of the Original Filing date and, other than the change of address, does not reflect any events that may have occurred subsequent to the date of the Original Filing.

2

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

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrants Form 10-K filed on March 14, 2014)

31**	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer

32***	Section 1350 Certifications

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013

** Filed herewith.

***Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 16, 2016

3

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPLE TREE KIDS, INC.

Date: January 6, 2017	By:	/s/ Jeffrey Wun
	Name:	Jeffrey Wun
	Title:	President

4

EXHIBIT INDEX

Exhibit No.	Description

3.1 *	Articles of Incorporation of Maple Tree Kids, Inc.

3.2 *	Bylaws of Maple Tree Kids, Inc.

10.4

Website development agreement dated as of May 19, 2014 between the Company and The Calgary Web Design Network (Incorporated by reference to Exhibit 10.1 to Registrants current report on Form 8-K filed on May 20, 2014).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrants Form 10-K filed on March 14, 2014)

31**	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive and Accounting Officer

32***	Section 1350 Certifications

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed as an exhibit to the Registration Statement on Form S-1 of Maple Tree Kids, dated November 5, 2013

** Filed herewith.

***Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 16, 2016

5