Form 10-K
period 2016-12-31
Aerkomm Inc.
filed 2017-02-13
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-192093

AERKOMM INC.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 8,108,500 shares of the registrant’s common stock issued and outstanding, 7,000,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because we only had nominal trading volume as of June 30, 2016.

There were a total of 810,850 (post- one-for-10 reverse split) shares of the registrant’s common stock outstanding as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K Year Ended December 31, 2016

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “our company,” “we,” “us,” or “our” are to Aerkomm Inc., a Nevada corporation (formerly Maple Tree Kids, Inc.).

On January 9, 2017, we completed a 1-for-10 reverse split (the “Reverse Split”) of our issued and outstanding common stock. All share and per share information in this report has been adjusted to give retroactive effect to the Reverse Split.

PART I

ITEM 1. BUSINESS.

Overview

We are a web-based retailer of clothing, accessories and other personalized gifts for children. We offer our products through our website www.polkadotpatch.com. We do not have any stores or outlets. We were in the process of rebranding our business under the name Maple Tree Kids but have discontinued all of our efforts to rebrand our business and have discontinued our efforts to expand our business. We are no longer devoting any effort in promoting our personalized children products, creating a new logo, marketing and sales collateral, and creating a new website, www.mapletreekids.com and as a result, all corporate development efforts have been discontinued.

We have sold our suppliers products to approximately 4,200 customers since our inception, including our largest customer, a large credit union bank that buys gifts for their customers when they have a newborn child, whom presently constitutes approximately 72% of our current business. We have approximately 35 wholesale suppliers that we can acquire products from, all based in the United States. For the years ended December 31, 2016 and 2015, we sold a total of $6,620 and $10,052, respectively, worth of our products and generated net losses of $24,613 and $36,579, respectively.

We have not entered into any formal supply agreements with these vendors and our major supplier to our major customer changed their sales terms to us in November 2016, which has had a significant impact on our business, as discussed in more detail below. We are required to pay in full for products purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

Corporate History

We were incorporated in the State of Nevada on August 14, 2013 under the name Maple Tree Kids, Inc. At the time of our incorporation, our sole officer and director, Ms. Irina Goldman, subscribed for and purchased 100,000 (1,000,000 pre-Reverse Split) shares of our common stock at a purchase price of $0.001 per share.

We were incorporated in order to acquire by merger all of the limited liability company interests of Maple Tree Kids LLC, a Vermont limited liability company, or MTK LLC. Ms. Goldman had personally acquired all of the limited liability company interests of MTK LLC for a total purchase price of $8,800 on August 16, 2013. MTK LLC then merged with and into our company on September 27, 2013. Our company was the surviving company in the merger and the separate existence of MTK LLC ceased and we succeeded to all of the assets of MTK LLC as a result of the merger. At the effective time of the merger, each limited liability company percentage interest in MTK LLC held by Ms. Goldman was automatically changed and converted into one thousand shares of our common stock. Since Ms. Goldman owned 100% of the limited liability company interests in MTK LLC at the time of the merger, she received a total of 100,000 (1,000,000 pre-Reverse Split) shares of our common stock as a result of the merger. In addition, on September 26, 2013, Ms. Goldman converted $5,000 of indebtedness that our company owed to her into common shares by cancelling such debt in exchange for a total of 500,000 (5,000,000 pre-Reverse Split) shares of our common stock pursuant to a subscription agreement dated as of such date.

On December 28, 2016, Aircom Pacific, Inc., a California corporation, or Aircom, purchased all 700,000 (7,000,000 pre-Reverse Split) shares of our common stock held by Ms. Goldman for $320,000, pursuant to a stock purchase agreement among Aircom, Ms. Goldman and our company dated as of such date. Such shares represented approximately 86.3% of our issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Aircom became the controlling stockholder of our company. Ms. Goldman resigned as our sole director and officer upon closing of this stock purchase transaction and appointed Mr. Jeffrey Wun as our sole director and our President, Treasurer and Secretary.

We expect to acquire Aircom in the first quarter of 2017 pursuant to a share exchange or similar transaction, whereby Aircom will become our wholly-owned subsidiary and the former stockholders of Aircom will become our controlling stockholders. Following the consummation of this acquisition, we expect to discontinue our business of selling infant and toddler products through the internet and instead solely engage in the business of providing in-flight entertainment and connectivity systems to commercial airlines through Aircom.

On January 9, 2017, we changed our name to Aerkomm Inc. in anticipation of our new business.

Products

We sell, at retail, a variety of infant and toddler products, including: infant and toddler clothing, toys, towels, backpacks, gift baskets, infant and toddler holiday items, children’s room decorative items, blankets, baby wraps and slings, gifts for mothers, and infant and toddler accessories.

We maintain over 500 product items in our supply chain and periodically review, add and drop products based upon the demand in the marketplace and product availability.

Distribution

We sell products through our website www.polkadotpatch.com. We do not manufacture any of our own products and did not keep any inventory of products in 2016.

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

We acquire our products from approximately 35 wholesale vendors all located in the United States, some who will drop-ship the inventory we purchase from them to our customers. We have sold our suppliers products to approximately 4,200 customers since our inception, including our largest customer, a large credit union bank that buys gifts for their customers when they have a newborn child, which constituted approximately 72% of our business in 2016.

We have not entered into any formal supply agreements with these vendors and our major supplier to our major customer changed their sales terms to us in November 2016, which has had a significant impact on our business, as discussed in more detail below.

We are required to pay in full for products purchased from our suppliers once we order the products from them. Once we receive an order from our customers, we instruct our suppliers to drop-ship the purchased inventory directly to our customers. We require our customers to pre-pay for products purchased on our websites. The customer authorizes us to charge their credit card at the time of purchase with the understanding that their credit card would be charged upon shipment and title would pass the customer upon shipment.

Competition

We operate in the infant and toddler products industry and we specialized in the personalized baby and toddler products. We face competition from many websites that provide products and services that are similar to ours. Our strategy to attract customers to our website includes viral marketing, the practice of placing advertisements and offering giveaways on various highly rated baby weblogs or “blogs”, online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

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

Employees

During and until December 28, 2016, we had one officer, our President, Irina Goldman. Ms. Goldman was not compensated for the services she provided to our company. On December 28, 2016, (i) Ms. Goldman submitted her resignation letter pursuant to which she resigned from all offices of the Company that she held, and (ii) Mr. Jeffrey Wun was appointed to the board of the directors and was also appointed as the President, Treasurer and Secretary of the Company.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

During 2016, our principal office address was located at 119 Rockland Center, Suite 75, Nanuet, NY 10954. Our former President, Ms. Irina Goldman, leased the premises directly from the owner of the premises. Ms. Goldman did not charge us any rent for use of her personal premises where she conducted our business. We did not have any written lease or other agreement regarding our use of these premises.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently eligible to be quoted on the OTCQB market under the symbol “MPTR.” Following our recent name change, we have applied with the Financial Industry Regulatory Authority for a new symbol and we expect to be assigned a new symbol on or about February 15, 2017. There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Approximate Number of Holders of Our Common Stock

As of February 10, 2017, there were approximately 41 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2016 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

We are a web-based retailer of clothing, accessories and other personalized gifts for children. We offer our products through our website www.polkadotpatch.com. We do not have any stores or outlets. We were in the process of rebranding our business under the name Maple Tree Kids but have discontinued all of our efforts to rebrand our business and have discontinued our efforts to expand our business. We are no longer devoting any effort in promoting our personalized children products, creating a new logo, marketing and sales collateral, and creating a new website, www.mapletreekids.com and as a result, all corporate development efforts have been discontinued. We have also received a going concern audit opinion from our audit firm.

We were able to acquire our products from approximately 35 wholesale vendors all located in the United States, some who will drop-ship the inventory we purchase from them to our customers. We do not manufacture any of our own products.

We have not entered into any formal supply agreements with these vendors and our major supplier to our major customer changed their sales terms to us in November 2016, which has had a significant impact on our business, as discussed in more detail below. We are required to pay in full for products purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

Recent Developments

On December 28, 2016, Aircom purchased 700,000 (7,000,000 pre-Reverse Split) shares of our common stock held by Ms. Irina Goldman for $320,000, pursuant to a stock purchase agreement among Aircom, Ms. Goldman and our company dated as of such date. Such shares represented approximately 86.3% of our issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Aircom became the controlling stockholder of our company. Ms. Goldman resigned as our sole director and officer upon closing of this stock purchase transaction and appointed Mr. Jeffrey Wun as our sole director and our President, Treasurer and Secretary.

We expect to acquire Aircom in the first quarter of 2017 pursuant to a share exchange or similar transaction, whereby Aircom will become our wholly-owned subsidiary and the former stockholders of Aircom will become our controlling stockholders. Following the consummation of this acquisition, we expect to discontinue our business of selling infant and toddler products through the internet and instead solely engage in the business of providing in-flight entertainment and connectivity systems to commercial airlines through Aircom.

On January 9, 2017, we changed our name to Aerkomm Inc. in anticipation of our new business.

Principal Factors Affecting our Prior Financial Performance

Our operating results were primarily affected by the following factors:

•	Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

•	Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to develop and continually update our websites;

•	Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

•	Our ability to identify and pursue mediums through which we will be able to market our products;

•	Our ability to attract new customers to our websites who are interested in purchasing our products; and

•	Our ability to manage our costs and maintain low overhead.

•	Based upon current plans, we have discontinued developing our Maple Tree Kids website to sell personalized children products that was to be located at www.mapletreekids.com and we are no longer working on expanding our business.

•	We were dependent upon our relationship with our major customer and this major customer is no longer profitable to us. This customer accounted for approximately 72% of our total revenues for the year ended December 31, 2016 and the year ended December 31, 2015, respectively. This major customer is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us at any time. If we fail to maintain this relationship, our sales will be significantly diminished. As noted in prior filings, any change in the terms of our sales to our major customer could have a material impact on our financial position and results of operations. The change in shipping terms from our major vendor supplying product to our major customer had changed in November 2016, significantly affecting the future profitability of sales to our major customer.

•	Our sales are dependent on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website includes viral marketing, the practice of placing advertisements and offering giveaways on various highly rated baby weblogs or “blogs”, online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

We will no longer continue to seek new financing or additional sources of capital over the next 12 months for this business. We have no debt or credit lines and we have financed our operations to date through the sale of our common stock and shareholder loans. We also obtained a total of $23,580 and $13,000 of shareholder advances during the years ended December 31, 2016 and 2015, respectively, which were converted to equity on December 27, 2016.

Results of Operations for years ended December 31, 2016 and December 31, 2015

Revenues. We generated revenues of $6,620 for the year ended December 31, 2016 and $10,052 for the year ended December 31, 2015. This decrease in revenue in 2016 is due to a decrease in the volume of items sold through our website and a significant decrease in revenue from our major customer.

In November 2016, our one supplier of infant products that drop-shipped products to our major customer changed their sales terms to us whereby they will no longer drop-ship their product to our major customer. This change in sales policy has resulted in an increase in shipping costs to us, as we will now need to receive their product first into our inventory and then ship it out to our major customer, therefore making all future sales to our major customer no longer profitable.

Our ability to generate any future revenues to support our operations is now very uncertain, due to the above change in sales policy from our major supplier and other factors. We received a going concern opinion from our audit firm as we have now discontinued all of our efforts to sell our products into the market and rebrand our company under the name Maple Tree Kids, in order to sell more personalized children products to the market.

Cost of Sales. Our cost of sales was $4,567 for the year ended December 31, 2016 and $6,486 for the year ended December 31, 2015. The decrease in the cost of sales for 2016 was due to our decrease in revenue in 2016 as we sold our merchandise to fewer retail customers in 2016.

Gross Profit. We generated gross profit of $2,053 for the year ended December 31, 2016 and $3,566 for the year ended December 31, 2015. The decrease in the gross profit percentage from 35% in 2015 to 31% in 2016 was due a small decrease in our selling prices to retail customers due to a change in the sales product mix to our customers in 2016 and a change in sales policy from our major vendor who will no longer drop ship inventory to our major customer.

Operating Expenses. Our operating expenses were $26,666 for the year ended December 31, 2016 and $40,145 for the year ended December 31, 2015. The decrease in our operating expenses in 2016 was due to the decrease in professional fees related to being a public reporting company and fees associated with becoming listed on the OTCQB exchange and registering the Company’s stock with the Depository Trust Company.

Net Loss. Our net loss for the year ended December 31, 2016 was $24,613 and was $36,579 for the year ended December 31, 2015. The decrease in net loss in 2016 was due to the reasons stated above.

Impact of Potential Loss of our Major Customer on our Liquidity

In November 2016, our one supplier of infant products that drop-shipped products to our major customer changed their sales terms to us whereby they will no longer drop-ship their product to our major customer. This change in sales policy has resulted in an increase in shipping costs to us, as we will now need to receive their product first into our inventory and then ship it out to our major customer, therefore making all future sales to our major customer no longer profitable.

Sales to our major customer constituted approximately 72% of our total revenue and due to the above change in sales terms from our major vendor, we will no longer be able to sell our product to our major customer at a profit. This will result in a substantial decrease in selling our products to them that will substantially affect our operating results and liquidity in the future from this business.

We are no longer devoting any effort in obtaining new customers, therefore we will incur increased operating losses in this business and will need to raise additional capital to maintain our current operations. We are not presently negotiating any agreements with any new major customers.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $759, total assets of $759 and a working capital of $362 compared to $1,983 in cash, $1,983 in total assets and $24,983 in working capital deficits as of December 31, 2015.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

	December 31,
	2016	2015
Net cash used in operating activities	$(24,804)	$(37,710)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$23,580	$13,000
Net cash outflow	$(1,224)	$(24,710)

Operating Activities

Cash used in operating activities in the year ended December 31, 2016 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2016 was $24,804, which consisted of a net loss of $24,613, and a decrease in accrued liabilities of $191.

Cash used in operating activities in the year ended December 31, 2015 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2015 was $37,710, which consisted of a net loss of $36,579, and a decrease in accrued liabilities of $1,131.

Investing Activities

During the years ended December 31, 2016 and 2015 we had no investing activities.

Financing Activities

During the year ended December 31, 2016, we had net cash provided by financing activities of $23,580 as compared to net cash flows provided by financing activities of $13,000 for the year ended December 31, 2015, a decrease of $10,580. This increase in cash provided by financing activities is due to the increase in short term cash advances from our principal shareholder of $10,580.

See Note 4 of the Notes to our Financial Statements included in this report for information regarding our shareholder advances.

During the year ended December 31, 2016, our total cash requirements will exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months. Based on our current cash position at December 31, 2016 and projected spending, we do not have sufficient cash on hand to fund our current operations. We anticipate meeting our future cash requirements through a combination of equity financing and debt financing from our principal shareholder to fund the costs of developing the business and being a public reporting company. Although we anticipate meeting our future cash requirements through, among other things, debt financing from our principal shareholder, we do not currently have any agreements with our principal shareholder to provide such financing, written or unwritten. We currently do not have any arrangements in place for the completion of any financings and there is no assurance that we will be successful in completing any further financings or raising any capital. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

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

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended December 31, 2016 and 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, according to this accounting principle, when we are primarily obligated in a transaction, subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

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

Recent Accounting Pronouncements

Please refer to the discussion of recently adopted/issued accounting pronouncements under Note 2 (Summary of Significant Accounting Policies) to our financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2016 and 2015 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of Mr. Jeffrey Wun, our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016. Based upon, and as of the date of this evaluation, Mr. Wun determined that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2016, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Jeffrey Wun	51	President, Treasurer, Secretary and Director

Jeffrey Wun – President, Secretary, Treasurer, and Director

Jeffrey Wun has served as our sole director, President, Treasurer and Secretary since December 28, 2016. Mr. Wun is a technologist who has more than 25 years experiences in the communications industry. Mr. Wun worked at Kairos System Inc. where he served as CEO from 2003 to 2010. He joined MediaTEK USA Inc. in November 2010 as professional engineer where he worked until December 2012. He then joined Samsung Electronics Co., Ltd. as Senior Staff Engineer in December 2012 where he worked until May 2015. He joined Aircom Pacific Inc as CTO in May 2015. Mr. Wun received his BS in Biochemistry and Computer Science from Chinese University of Hong Kong in 1988.

Directors are elected until their successors are duly elected and qualified.

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended December 31, 2016 and 2015. We have no employment agreements with our officers for the fiscal year ended December 31, 2016. For the year ended December 31, 2016, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of February 10, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 44043 Fremont Blvd., Fremont, CA 94538.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jeffrey Wun, President, Treasurer, Secretary and Director	Common Stock	0	*
All officers and directors as a group (1 person named above)	Common Stock	0	*
Aircom Pacific, Inc.(3)	Common Stock	700,000	86.33%

_______

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 810,850 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of February 10, 2017. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Mr. Jan Yung-Lin is the Chief Executive Officer of Aircom Pacific, Inc. and has voting and investment power over the securities held by it. Mr. Lin disclaims beneficial ownership of the shares held by Aircom Pacific, Inc.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•	On December 28, 2016, we entered into a stock purchase agreement with Ms. Irina Goldman, our sole director and officer and principal stockholder at such time, and Aircom, pursuant to which Aircom purchased all 700,000 (7,000,000 pre-Reverse Split) shares of our common stock held by Ms. Goldman for $320,000.

•	On December 27, 2016, Ms. Goldman agreed to convert her total shareholder advances of $49,958 to equity and this total amount was recorded as additional paid in capital. The total balance due to Ms. Goldman was $0 and $26,378 as of December 31, 2016 and 2015, respectively.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit Fees	$10,300	$9,300
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$10,300	$9,300

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by ZBS Group LLP for our financial statements as of and for the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aerkomm Inc.

(formerly Maple Tree Kids, Inc.)

We have audited the accompanying balance sheets of Aerkomm Inc. (formerly Maple Tree Kids, Inc.) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two -year period ended December 31, 2016. Aerkomm Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aerkomm Inc. (formerly Maple Tree Kids Inc.) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operations and recurring losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, New York

February 9, 2017

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 342-6273

www.zbscpas.com

AERKOMM INC.

(formerly MAPLE TREE KIDS, INC.)

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$759	$1,983
Total Assets	$759	$1,983

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accrued liabilities	$397	$588
Shareholder’s advances	-	26,378
Total current liabilities	397	26,966

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 810,850 shares issued and outstanding at December 31, 2016 and 2015	811	811
Additional paid-in capital	10,875	(39,083)
Retained earnings (Accumulated deficits)	(11,324)	13,289
Total Stockholders’ Equity (Deficiency)	362	(24,983)
Total Liabilities and Stockholders’ Equity (Deficiency)	$759	$1,983

The accompanying notes are an integral part of these financial statements.

AERKOMM INC.

(formerly MAPLE TREE KIDS, INC.)

Statements of Operations

	Year Ended December 31,
	2016	2015

Sales	$6,620	$10,052
Cost of sales	4,567	6,486
Gross margin	2,053	3,566

Operating Expenses:
Filing fees	10,000	24,880
Legal and professional fees	10,300	10,094
Selling and other general and administrative expenses	6,366	5,171
Total operating expenses	26,666	40,145

Net operating loss	(24,613)	(36,579)
Income tax expense	-	-
Net loss	$(24,613)	$(36,579)

Net Loss Per Common Share, Basic and diluted	$(0.03)	$(0.05)

Weighted Average Number of shares outstanding	810,850	810,850

The accompanying notes are an integral part of these financial statements.

AERKOMM INC.

(formerly MAPLE TREE KIDS, INC.)

Statement of Changes in Stockholders’ Deficiency

Years Ended December 31, 2015 and 2016

	Common Stock		Additional		Total
	Shares	ParValue $0.001	Paid-In Capital	Accumulated Deficits	Stockholders’ Deficiency

Balance, December 31, 2014	810,850	$811	$(39,083)	$49,868	$11,596

Net loss – 2015	-	-	-	(36,579)	(36,579)
Balance, December 31, 2015	810,850	$811	$(39,083)	$13,289	$(24,983)
Conversion of shareholder’s advances to equity	-	-	49,958	-	49,958
Net loss – 2016	-	-	-	(24,613)	(24,613)
Balance, December 31, 2016	810,850	$811	$10,875	$(11,324)	$362

On January 9, 2017, the Company completed a 1-for-10 reverse split (the “Reverse Split”) of its issued and outstanding common stock. All share and per share information set forth above has been adjusted to give retroactive effect to the Reverse Split.

The accompanying notes are an integral part of these financial statements.

AERKOMM INC.

(formerly MAPLE TREE KIDS, INC.)

Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(24,613)	$(36,579)

Changes in Assets and Liabilities:
Decrease in accrued liabilities	(191)	(1,131)
Net cash used in operating activities	(24,804)	(37,710)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from shareholder’s advances	23,580	13,000
Net cash flows provided by financing activities	23,580	13,000

Net decrease in cash	(1,224)	(24,710)

Cash, beginning of year	1,983	26,693

Cash, end of year	$759	$1,983

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental schedule of non-cash activity:
Conversion of shareholder’s advances to equity	$49,958	$-
Inventory expenditure included in shareholder advances	$–	$-

The accompanying notes are an integral part of these financial statements.

AERKOMM INC.

(formerly MAPLE TREE KIDS, INC.)

Notes to Financial Statements

December 31, 2016

Note 1 – Description of the Business, Merger and Going Concern

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“the Company,” “we,” “us” or “our”) was incorporated on August 14, 2013 in the State of Nevada. At the time of our incorporation, our president and sole stockholder subscribed for and purchased 100,000 shares of our common stock at a purchase price of $0.001 per share for an aggregate purchase price of $100. The Company is a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. The Company’s products consist of personalized infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, blankets, baby wraps and slings, wet bags and other accessories.

Predecessor Business - Maple Tree Kids LLC:

Maple Tree Kids LLC, a Vermont limited liability company, was formed on August 12, 2005 under State of Vermont statutes. Maple Tree Kids LLC had one member at who owned 100% of its equity interest.

Sale of Member’s LLC Interest:

On August 16, 2013, the former single member of Maple Tree Kids LLC sold 100% of her interest to our president and sole stockholder for $8,800. All cash, inventory and equipment were distributed to the prior member at the closing and the URL websites, customer list and vendor list were retained by Maple Tree Kids LLC and the new sole member. The prior member assumed all liabilities of Maple Tree Kids LLC at closing.

Merger Agreement

On September 27, 2013, Maple Tree Kids LLC, pursuant to an agreement and plan of merger, merged into the Company and ceased to exist as a Vermont limited liability company as of the date of this merger. Our principal shareholder, who was the sole member of Maple Tree Kids LLC at the time of the merger, received 100,000 shares of the Company pursuant to the plan of merger, resulting in her owning a total of 200,000 shares of the Company after the merger and continuing to be the sole shareholder of the Company. The Company had assets consisting of cash of $1,000 and stockholders’ equity of $1,000 with no revenue or expenses incurred since its date of incorporation to the time of this merger.

Financial Reporting – Reorganization

For financial reporting purposes, this merger transaction was recorded as a reorganization of Maple Tree Kids LLC whereby Maple Tree Kids LLC is deemed to be the continuing, surviving entity for accounting purposes, but through this merger, has deemed to have adopted the capital structure and now operates under the name of Maple Tree Kids, Inc., who became the surviving entity for legal purposes. Accordingly, all references to the former member’s initial capital contribution in Maple Tree Kids LLC been restated to reflect the equivalent number of Company common shares outstanding at the merger date and subsequent capital contributions and capital withdrawals from Maple Tree Kids LLC have been recorded as changes to additional paid-in capital. In other words, the $3,075 of the initial capital contribution made to Maple Tree Kids LLC by the former member of the LLC at August 12, 2005 (date of inception of Maple Tree Kids LLC) has been restated to 200,000 common shares outstanding, or $2,000, and the remaining $1,075 capital contributed recorded as additional paid-in capital, as of August 12, 2005. Subsequent member capital contributions and withdrawals made from member’s equity have been recorded as increases and decreases to additional paid-in capital.

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

Going Concern

The Company generated a net loss of $24,613 for the year ended December 31, 2016 and expects to generate losses over the next 12 months, due to an anticipated increase in its general and administrative expenses due to the above mentioned business activities and not having sufficient cash to fund its current and future operations. Therefore there is no assurance that future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably in 2017, the Company may need to cease its operations in 2017. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future.

Management’s plans for the Company include raising additional capital through either debt or equity issuances. Management estimates the minimum amount of additional funding necessary to enable the Company to remain viable and continue its operations for at least the twelve months following the date of the financial statements is approximately $20,000. In September 2014 and October 2014 we raised $22,170 in our registered offering. This registered offering was closed on November 7, 2014. We also obtained a total of $23,580 and $13,000 of shareholder’s advances during the years ended December 31, 2016 and 2015, respectively.

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

Fiscal Year: The Company’s fiscal year ends December 31.

Cash and Cash equivalents: We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates at December 31, 2016 and December 31, 2015.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. The estimated useful life is 5 years and these websites were developed in 2005 and amortized using the straight line method over its useful life. Our website is www.polkadotpatch.com. The cost and accumulated amortization of the websites for the years ended December 31, 2016 and December 31, 2015 were both $5,435 as these websites were fully amortized at December 31, 2016 and December 31, 2015.

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

Allowances Against Accounts Receivable: The Company did not have any accounts receivable at December 31, 2016 and 2015. The Company will record allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns. These deductions are recorded throughout the year commensurate with sales activity and historical product returns. All such allowances are recorded as direct offsets to sales. The Company gives all its customers a 14 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. After 14 days there are no returns but the Company may issue an optional store credit to the customer for up to 25% of the sale amount. There are no returns for sales of products that are personalized for its customers. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. There was no sales returns allowance recorded at December 31, 2016 and December 31, 2015. The historical sales return rate for the Company in relation to its total sales have not been significant.

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

The company has no deferred tax assets or deferred tax liabilities. They have a net operating loss carry-forward for federal and state tax purposes of approximately $11,000 at December 31, 2016, that is available to offset future taxable income, which will begin to expire in the year 2028. The Company took a 100% valuation allowance against the net operating loss deferred tax asset.

Earnings Per Share: Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. The merger with Maple Tree Kids LLC took place on September 27, 2013 and prior periods have been restated to reflect the change in the capitalization of the Company at the merger date.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2016 and 2015 were $- and $- respectively These expenses are recorded under general and administrative expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statements of Income under the caption selling, general and administrative expenses.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the years ended December 31, 2016 and 2015 there were no significant gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at December 31, 2016 and December 31, 2015.

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

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016. Management adopted this guidance for the year ended December 31, 2016.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Income Taxes

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

Note 3 – Major Customer

The Company has one major customer, which represents approximately 72% of total sales for the years ended December 31, 2016 and 2015, respectively.

Note 4 – Shareholder Advances and Related Party Transactions

The principal shareholder of the Company through December 28, 2016 advanced $23,580 and $13,000 as a non-interest bearing loan, unsecured and payable on demand for the years ended December 31, 2016 and 2015, respectively. This shareholder was also the President, Principal Accounting Officer, Secretary and Sole Director of the Company in 2015 and until December 28, 2016

On December 27, 2016, this principal shareholder agreed to convert her total shareholder advances of $49,958 to equity and this total amount was recorded as additional paid in capital. The total balance due to this principal shareholder was $0 and $26,378 as of December 31, 2016 and 2015, respectively.

Note 5 – Shareholders’ Equity

On December 28, 2016, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Aircom Pacific, Inc., a California corporation (“Aircom”), and Irina Goldman, the sole director, President, Treasurer, Secretary and controlling shareholder of the Company. Pursuant to the stock purchase agreement, Aircom purchased 700,000 (7,000,000 pre-Reverse Split) shares of the Company’s common stock from Irina Goldman. Such shares represented approximately 86.3% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Aircom became the controlling shareholder of the Company. Irina Goldman resigned as the Company’s President, Treasurer Secretary and Director and Jeffrey Wun was appointed to those positions.

Note 6 – Subsequent Events

On January 9, 2017, the Company filed an amendment to its Articles of Incorporation to (i) change the name of the Company to Aerkomm Inc. and (ii) effectuate a one for ten reverse split of the Company’s outstanding common stock. All share and per share information has been adjusted to give retroactive effect to such reverse split. As a result, the number of common shares issued and outstanding at December 31, 2016 and 2015 decreased from 8,108,500 shares to 810,850 shares. The par value was not adjusted as a result of the one for ten reverse stock split.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERKOMM INC.

Date: February 13, 2017	By:	/s/ Jeffrey Wun
	Name:	Jeffrey Wun
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wun	President, Treasurer, Secretary and Director	February 13, 2017
Jeffrey Wun	(Principal Executive Officer and Principal Financial and Accounting Officer)

22

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated September 26, 2013, between the Company and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on November 5, 2013)

3.1	Articles of Incorporation of the Company, as amended to date

3.2	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on November 5, 2013)

10.1

Stock Purchase Agreement, dated as of December 28, 2016, by and among Irina Goldman, Aircom Pacific, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2016)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2014)

31.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

23