Form 10-Q
period 2017-03-31
Aerkomm Inc.
filed 2017-05-15
CIK 1590496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-192093

AERKOMM INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3424568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44043 Fremont Blvd., Fremont, CA 94538

(Address of principal executive offices, Zip Code)

(877) 742-3094

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, there were 40,610,850 shares of common stock of the registrant issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2017

2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash	$490,840	$312,173
Inventories	209,904	209,729
Prepaid expenses	270,855	11,784
Prepaid investment	360,000	-
Other receivable	182,487	891
Total Current Assets	1,514,086	534,577

Property and Equipment, Net	3,738,886	3,745,092
Intangible asset, net	4,248,750	4,372,500
Goodwill	1,105,942	1,105,942
Other assets	810,312	806,371
Total Assets	$11,417,976	$10,564,482

Liabilities and Equity

Current Liabilities
Accrued expenses	$114,903	$58,500
Other payable
- related parties	918,807	2,969,053
- others	1,846,623	1,671,269
Total Current Liabilities	2,880,333	4,698,822
Restricted stock deposit liability	2,371	3,342
Total Liabilities	2,882,704	4,702,164

Commitments and Contingency

Stockholders' Equity
Preferred stock, $0.001 par value
Authorized - 50,000,000 shares
Issued and outstanding - none	-	-
Common stock, $0.001 par value
Authorized - 450,000,000 shares
Issued and outstanding -
38,842,659 (excluding restricted stock of 1,768,191 shares) shares as of March 31, 2017
36,813,164 (excluding restricted stock of 2,492,248 shares) shares as of December 31, 2016	38,842	36,813
Additional paid in capital	7,374,771	4,514,026
Subscribed capital	2,027,400	1,862,643
Accumulated deficits	(902,384)	(551,204)
Accumulated other comprehensive loss	(3,357)	(10)
Total Stockholders' Equity	8,535,272	5,862,268
Non-controlling interest in subsidiary	-	50
Total Equity	8,535,272	5,862,318
Total Liabilities and Equity	$11,417,976	$10,564,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

AERKOMM, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016

Net Sales	$-	$-

Operating expenses	914,204	1,351,502

Loss from Operations	(914,204)	(1,351,502)

Net Non-Operating Income (Loss)	25,529	(11,848)

Loss before Income Taxes	(888,675)	(1,363,350)

Income Tax Expense (Benefit)	2,385	(419,000)

Net Loss	(891,060)	(944,350)

Less: Loss Attributed to Non-Controlling Interest	-	-

Net Loss Attributable to the Company	(891,060)	(944,350)

Other Comprehensive Loss
Change in foreign currency translation adjustments	(3,347)	-

Total Comprehensive Loss	$(894,407)	$(944,350)

Net Loss Per Common Share:
Basic	$(0.0222)	$(0.0269)

Diluted	$(0.0222)	$(0.0269)

Weighted Average Shares Outstanding - Basic	40,157,026	35,081,032

Weighted Average Shares Outstanding - Diluted	40,157,026	35,081,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

AERKOMM, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(891,060)	$(944,350)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	129,956	128,982
Stock-based compensation	9,000	-
Issuance of stock warrant	30,000	20,000
Changes in operating assets and liabilities:
Inventories	(175)	(97,673)
Prepaid expenses	(259,071)	-
Prepaid investment	(360,000)	-
Other receivable
- related party	-	116,180
- others	(181,596)	-
Deposits	(3,941)	(387,500)
Accrued expenses	56,403	107,552
Other payable
- related parties	(22,846)	(856,014)
- others	175,354	2,021,154
Net Cash Provided by (Used for) Operating Activities	(1,317,976)	108,331

Cash Flows from Investing Activity
Purchase of property and equipment	-	(3,675,633)
Net Cash Used for Investing Activity	-	(3,675,633)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	1,500,000	3,550,395
Net Cash Provided by Financing Activity	1,500,000	3,550,395

Net Increase (Decrease) in Cash	182,024	(16,907)
Cash, Beginning of Period	312,173	19,498
Foreign currency translation effect on cash	(3,357)	-
Cash, End of Period	$490,840	$2,591

Supplemental Disclosures of Cash Flow Information:
Non-cash operating and financing activities:
Restricted stock deposit liability transferred to common stock	$971	$2,582
Other payable to related parties transferred to subscribed capital	$2,027,400	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

AERCOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market.

On December 28, 2016, Aircom Pacific Inc (“Aircom”) purchased 700,000 shares of Aerkomm’s common stock represented approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm.

On February 13, 2017, Aerkomm entered into a share exchange agreement (“the Exchange Agreement”) with Aircom and its shareholders, pursuant to which Aerkomm acquired 100% of the issued and outstanding capital stock of Aircom in exchange for approximately 99.7% of the issued and outstanding capital stock of Aerkomm (or 87.81% on a fully-diluted basis). As a result of the share exchange, Aircom became a wholly-owned subsidiary of Aerkomm, and the former shareholders of Aircom became the holders of approximately 99.7% of Aerkomm’s issued and outstanding capital stock.

Aircom Pacific Inc. (“Aircom”) was incorporated on September 29, 2014 under the laws of the State of California.

On December 31, 2014, Aircom acquired a newly incorporated subsidiary, Aircom Pacific Ltd. (“Aircom Seychelles”), a corporation formed under the laws of the Republic of Seychelles.

On October 17, 2016, Aircom acquired a wholly owned subsidiary, Aircom Pacific Inc. Limited (“Aircom HK”), a corporation formed under the laws of Hong Kong.

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan.

Aircom and its subsidiaries are full service providers of in-flight connectivity and entertainment solutions with their primary market in the Asian Pacific region.

Aerkomm and its subsidiaries (“the Company”) have not generated significant revenues and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. As of March 31, 2017, the Company generated a net loss of $891,060 and had working capital deficiency of $1,518,544, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies

Reverse Acquisition

On February 13, 2017, Aerkomm completed the reverse acquisition of Aircom pursuant to the Exchange Agreement. As a result of the reverse acquisition, Aircom became Aerkomm’s wholly-owned subsidiary. For accounting purposes, the share exchange transaction with Aircom was treated as a reverse acquisition, with Aircom as the acquirer and Aerkomm as the acquired party. Unless the context suggests otherwise, “the Company” referred for the periods prior to the consummation of the reverse acquisition is Aircom and its consolidated subsidiaries.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK and Aircom Japan. All significant intercompany accounts and transactions have been eliminated in consolidation.

All of the entities in these condensed consolidated financial statements have adopted fiscal year end of December 31.

Reclassifications of Prior Year Presentation

Certain prior year balance sheet amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks and accounts receivable. As of March 31, 2017 and December 31, 2016, the total balances of cash in banks were insured by the Federal Deposit Insurance Corporation (FDIC) and foreign financial institution deposits insurance.

Inventories

Inventories are recorded at the lower of weighted-average cost or market. The Company assesses the impact of changing technology on its inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies - Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment – 3 to 5 years and furniture and fixtures – 5 years.

Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to non-operating income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month periods ended March 31, 2017 and 2016.

Goodwill and Purchased Intangible Assets

The Company’s goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.

Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of March 31, 2017 and December 31, 2016, purchased intangible asset consists of satellite system software and is amortized over 10 years.

Fair Value of Financial Instruments

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3 – Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions.

The carrying amounts of the Company’s cash, other receivable and other payable approximated their fair value due to the short-term nature of these financial instruments.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies - Continued

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Adjustments to prior period’s income tax liabilities are added to or deducted from the current period’s tax provision.

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy for recording interest and penalties associated with any uncertain tax positions is to record such items as a component of income before taxes. Penalties and interest paid or received, if any, are recorded as part of other operating expenses in the consolidated statement of operations.

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s condensed financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive income as a separate component of stockholder’s equity.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) are computed based on the weighted-average common shares outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income and loss of the entity. As of March 31, 2017, the Company’s outstanding shares for Basic EPS calculation includes issued common shares of 38,842,659 and restricted common shares of 1,768,191. As of March 31, 2016, the Company’s outstanding shares for Basic EPS calculation includes issued common shares of 34,527,053 shares and restricted common shares of 4,778,358, taking into account the share exchange for reverse acquisition on February 13, 2017.

Subsequent Events

The Company has evaluated events and transactions after the reported three-month period-end up to May 10, 2017, the date on which these condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been included in these condensed consolidated financial statements.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 3 – Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after March 15, 2017, including interim periods within those fiscal years and for the Company in its first quarter of 2018. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after March 15, 2020, including interim periods within those fiscal years and for the Company in its first quarter of 2021, and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after March 15, 2019, and interim periods within annual periods beginning after March 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after March 15, 2017, and interim periods within annual periods beginning after March 15, 2018 and for the Company in its first quarter of 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for annual periods beginning after March 15, 2017, and interim periods within annual periods beginning after March 15, 2018 and for the Company in its first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying “Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers” (Topic 606): “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 3 – Recent Accounting Pronouncements – Continued

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for fiscal years beginning after March 15, 2018, including interim periods within those fiscal years and for the Company in its first quarter of 2019, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Income Taxes

In October 2016, FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory” (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for annual reporting periods beginning after March 15, 2017 and for the Company in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations” (Topic 805): Clarifying the Definition of a Business, which a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. ASU 2017-01 will be effective for annual periods beginning after March 15, 2017, and interim periods within annual periods beginning after March 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

NOTE 4 – Inventories

As of March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Satellite equipment for sale under construction	$197,645	$197,645
Parts	11,029	11,029
Supplies	6,214	6,437
	214,888	215,111
Allowance for inventory loss	(4,984)	(5,382)
Net	$209,904	$209,729

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 5 – Property and Equipment, Net

As of March 31, 2017 and December 31, 2016, the balances of property and equipment were as follows:

	March 31, 2017	December 31, 2016
Computer software and equipment	$125,524	$125,524
Furniture and fixture	3,393	3,393
	128,917	128,917
Accumulated depreciation	(50,031)	(43,825)
Net	78,886	85,092
Construction in progress	3,660,000	3,660,000
Net	$3,738,886	$3,745,092

NOTE 6 – Intangible Asset, Net

As of March 31, 2017 and December 31, 2016, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2017	December 31, 2016
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(701,250)	(577,500)
Net	$4,248,750	$4,372,500

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 7 – Income Taxes

Income tax expense (benefit) for the three-month periods ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
Current:
Federal	$-	$(344,000)
State	800	-
Foreign	1,585	-
Total	$2,385	$(344,000)

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the three-month periods ended March 31, 2017 and 2016.

	2017	2016
Tax expense (benefit) at statutory rate	$(210,000)	$(463,900)
Prepayment from related parties	-	383,100
Net operating loss carryforwards (NOLs)	276,600	(165,000)
Amortization expense	(41,900)	(98,200)
Others	(22,315)	-
Tax at effective tax rate	$2,385	$(344,000)

Deferred tax assets (liability) as of March 31, 2017 and December 31, 2016 consist of:

	March 31, 2017	December 31, 2016
Net operating loss carryforwards (NOLs)	$826,000	$519,000
Tax credit carryforwards	63,000	63,000
Excess of tax amortization over book amortization	(279,000)	(230,000)
Others	23,000	43,000
	633,000	395,000
Valuation allowance	(633,000)	(395,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. As of March 31, 2017 and December 31, 2016, the Company had federal NOLs of approximately $1,657,000 and $843,000, respectively, available to reduce future federal taxable income, expiring in 2036. As of March 31, 2017 and December 31, 2016, the Company had State NOLs of approximately $2,650,000 and $1,836,000, respectively, available to reduce future State taxable income, expiring in 2036. As of March 31, 2017, the Company has Japan NOLs of approximately $351,000 available to reduce future Japan taxable income, expiring in 2019.

As of March 31, 2017 and December 31, 2016, the Company had approximately $37,000 and $37,000, of federal research and development tax credit, respectively, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2017 and December 31, 2016, the Company had approximately $39,000 and $39,000 of California state research and development tax credit, respectively, available to offset future California state income tax. The credit can be carried forward indefinitely.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 8 – Capital Stock

1) Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2017, there were no Preferred stock shares outstanding.

Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2) Common Stock:

The Company is authorized to issue 450,000,000 shares of common stock, with par value of $0.001.

Aircom had restricted stock purchase agreement with certain employees or consultants with 2,890,000 shares granted on February 2, 2015. The restricted shares were issued at fair values determined by the board of directors at the grant date. According to the agreement, in the event of the voluntary termination of purchaser’s continuous service status, Aircom shall have the exclusive option to repurchase all or any portion of the unvested shares held by purchaser at the original purchase price per share and the vested shares held by purchaser at the fair market value per share as of the termination date. In February and June 2016, Aircom purchased back 133,333 unvested shares of restricted stock at $0.005 per share from terminated employees before the stock split. In June 2016, the restricted stock was split to 27,566,670 shares. On February 13, 2017, all of Aircom’s restricted stocks of 27,566,670 shares were converted to Aerkomm’s restricted stock of 10,279,738 shares at the ratio of 2.68165 to 1, pursuant to the Exchange Agreement (see Note 1).

As of March 31, 2017 and December 31, 2016, the vested shares were 8,511,547 and 7,787,490, respectively, and the unvested shares were 1,768,191 and 2,492,248 (after share exchange), respectively. As of March 31, 2017 and December 31, 2016, the 1,768,191 and 2,492,248 (after share exchange) unvested shares of restricted stock, respectively, were recorded under deposit liability account awaiting future conversion to common stock when they become vested.

On March 31, 2017, the Company completed its private placement offering of 500,000 common shares at a price of $3 per share for the aggregate amount of $1,500,000.

3) Stock Warrant:

As of December 31, 2016, Aircom had issued stock warrants of $60,000 to a service provider as payment for service. The stock warrants allow the service provider to purchase a number of shares of common stock equal to 85% of the of the share price of its common stock in the first subsequent qualifying equity financing event, up to $60,000 in total, with exercise price of $0.01 per share. On February 13, 2017, these stock warrants were converted to Aerkomm’s stock warrants pursuant to the Exchange Agreement (see Note 1). For the three-month period ended on March 31, 2017, Aerkomm issued stock warrants of $30,000 to the service provider as payment for service. The Company recorded the $90,000 in total as additional paid-in capital.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 9 – Related Party Transactions

A. Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih (Daniel)	Shareholder, Aircom’s CEO and CFO as of 3/31/2017; Shareholder as of 5/14/2017
Jan Yung Lin (Jan)	Secretary, shareholder and Aircom’s Secretary
Felix Fong	Shareholder
Jeffrey Wun	Shareholder as of 3/31/2017; Shareholder and Aircom’s CEO as of 5/14/2017
Jiun Sheuan Yang	Shareholder
Tzu-Ling Hsu	Shareholder
Bunny Wu	Shareholder
Giretsu Shih	President of Aircom Japan
dMobile System Co. Ltd. (dMobile)	100% owned by Daniel
Klingon Aerospace, Inc. (Klingon)	Daniel was the chairman
Law Office of Jan Yung Lin	100% owned by Jan
Priceplay.com, Inc. (PPUS)	Daniel is the chairman
Priceplay Taiwan Inc. (PPTW)	Parent company of PPUS

B. Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a. As of March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
Deposit to Daniel	$16,690	$16,093

Other payable to:
PPTW	$-	$819,300
Klingon	762,000	762,000
dMobile	-	471,100
PPUS	-	737,000
Giretsu Shih	16,803	80,346
Daniel	113,743	52,018
Bunny Wu	-	32,148
Tzu-Ling Hsu	9,695	6,844
Jeffrey Wun	7,712	3,594
Jiun Sheuan Yang	4,983	2,491
Felix Fong	3,871	2,212
Total	$918,807	$2,969,053

Subscribed capital:
PPTW	$819,300	$-
PPUS	737,000	-
dMobile	471,100	-
Total	$2,027,400	$-

As of March 31, 2017, these related parties converted their receivable from the Company to subscribed capital. The issuance of stock shares is subject to the approval of the Board of Directors.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 9 – Related Party Transactions - Continued

B. Significant related party transactions - Continued:

b. For the three-month period ended March 31,

	2017	2016

Legal expense paid to Law Office of Jan-Yung Lin	$-	$10,000

NOTE 10 – Stock Based Compensation

In March 2014, Aircom’s Board of Directors adopted the 2014 Stock Option Plan (the “Aircom 2014 Plan”). The Aircom 2014 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of Aircom. Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant of an Option. On February 13, 2017, pursuant to the Exchange Agreement, Aerkomm assumed the options of Aircom 2014 Plan and agreed to issue options for an aggregate of 5,444,408 shares to Aircom’s stock option holders.

One-third of the total option shares will be vested as of the first anniversary of the time the option shares are granted or the employee’s acceptance to serve the Company, and 1/36th of the shares will be vested each month thereafter. Option price is determined by the Board of Directors. The Plan shall become effective upon its adoption by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aircom 2014 Plan.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $9,000 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, related to such employee stock options.

Determining Fair Value

Valuation and amortization method

The Company uses the Black-Scholes option-pricing-model to estimate the fair value of stock options granted on the date of grant or modification and amortizes the fair value of stock-based compensation at the date of grant on a straight-line basis for recognizing stock compensation expense over the vesting period of the option.

Expected term

The expected term is the period of time that granted options are expected to be outstanding. The Company uses the SEC’s simplified method for determining the option expected term based on the Company’s historical data to estimate employee termination and options exercised.

Expected dividends

The Company does not plan to pay cash dividends before the options are expired. Therefore, the expected dividend yield used in the Black-Scholes option valuation model is zero.

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 10 – Stock Based Compensation - Continued

Determining Fair Value - Continued

Expected volatility

A nonpublic company may not be able to reasonably estimate the fair value of its equity share options because it is not practicable to estimate the expected volatility of its share price. As a result, the Company used the calculated value method which substitutes the historical volatility of a public company in the same industry of the Company to estimate the expected volatility of the Company’s share price to measure the fair value of options granted under Aircom 2014 Plan.

Risk-free interest rate

The Company based the risk-free interest rate used in the Black-Scholes option valuation model on the market yield in effect at the time of option grant provided in the Federal Reserve Board’s Statistical Releases and historical publications on the Treasury constant maturities rates for the equivalent remaining terms for Aircom 2014 Plan.

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

A summary of the number of shares, weighted average exercise price and estimated fair value of options Aircom 2014 Plan as of March 31, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2016	4,139,241	$0.0013	$0.0004
Granted	1,305,166	0.6704	0.2108
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2016	5,444,407	0.1617	0.0508
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(783,100)	0.6386	0.2008
Options outstanding at March 31, 2017	4,661,307	0.1204	0.0256

Options exercisable at December 31, 2016	2,524,357	0.0013	0.0004

Options exercisable at March 31, 2017	2,848,577	0.0013	0.0004

AERKOMM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 10 – Stock Based Compensation - Continued

A summary of the status of nonvested shares under Aircom 2014 Plan as of March 31, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options nonvested at January 1, 2016	3,264,987	$0.0839
Granted	-	-
Vested	(344,937)	0.0004
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2016	2,920,050	0.3004
Granted	-	-
Vested	(344,937)	0.0013
Forfeited/Cancelled	(762,383)	0.6559
Options nonvested at March 31, 2017	1,812,730	0.2078

As of March 31, 2017 and December 31, 2016, there were approximately $85,000 and $94,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Aircom 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 3 years.

NOTE 11 – Commitments and Contingency

As of March 31, 2017, the Company’s significant commitments and contingency are summarized as follows:

Commitments

1)	The Company has one lease on its office expiring in 2017. Rental expense for the three-month periods ended March 31, 2017 and 2016 were $16,499 and $16,209, respectively. Future minimum lease payment, net of sublease income of $850, as of March 31, 2017 is $7,082 for the next twelve-month period ending March 31, 2018.

2)	The Company has a sales agreement with dMobile, a related party, for satellite ground station equipment. Future additional revenue receivable as of March 31, 2017 is $1,501,100 for the next twelve-month period ending March 31, 2018.

3)	In March 2017, the Company entered into a satellites service agreement (the Agreement) with a Japanese company (Company J). The agreement is effective on March 15, 2017 and will be expired on September 30, 2018. According to the Agreement, the Company shall prepay the total amount of $285,300 and the deposit of $95,100 on April 15, 2017. The prepayment of $285,300 shall be applied to monthly service charge by Company J based on the term defined in the Agreement.

Contingency

The Company entered into a 3-year digital transmission service agreement with Asia Satellite Telecommunication Company Limited (“Asia Sat”) on July 25, 2015. As of March 31, 2017, Asia Sat stipulates that the Company is in debt of $8,013,495 to Asia Sat, which includes unpaid service fees, a default payment in the form of liquidated sum and interest. The default payment includes total future payments of $7,411,616 due through March 31, 2018, subtracting the deposit of $775,000 made to Asia Sat. The Company disagreed with the payable balance of $8,013,495 and had recorded $1,328,467 payable to Asia Sat as of March 31, 2017. On July 25, 2016, Asia Sat commenced arbitration against the Company. The Company’s present intention is to make an attempt at settlement. On November 21, 2016, the Hong Kong International Arbitration Centre (“HKIAC”) appointed a sole arbitrator to hear the dispute. On January 12, 2017, the Company introduced a counterclaim for misrepresentations made to induce entry into the Agreement. The oral hearing has been scheduled for September 26 and 27, 2017. The outcome is still uncertain as of May 10, 2017.

NOTE 12 - Subsequent Event

At a special meeting of the Board of Directors of the Company held on May 5, 2017, the Board of Directors of the Company approved the adoption of the Aerkomm Inc. 2017 Equity Incentive Plan (the “Plan”) and the reservation of 5,000,000 shares of the Company’s common stock for issuance under the Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

•	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary of our company;

•	“Aircom Seychelles” are to Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom;

•	“Aircom HK” are to Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom;

•	“Aircom Japan” are to Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

•	“Securities Act” are to the Securities Act of 1933, as amended.

On January 10, 2017, we completed a 1-for-10 reverse split of our issued and outstanding common stock. All share and per share information in this report has been adjusted to give retroactive effect to such reverse split.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	the extent of the adoption of our products and services by airline partners and customers;

•	our ability to implement our technology and upgrades on a timely basis;

•	our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

•	our ability to manage a rapidly growing company;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

•	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Current Report on Form 8-K filed on February 14, 2017, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our company’s business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on our company’s projections, estimates or expectations.

Overview

We are a full-service provider of in-flight connectivity and entertainment, or IFEC, solutions. With advanced technologies and a unique business model, we provide airline passengers with a true broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular networks, movies, gaming, live TV, and music. We offer our services through both built-in in-flight entertainment systems, such as a seat-back display, as well as on passengers’ personal devices. We also provide content management services and e-commerce solutions.

We partner with airlines and offer airline passengers free IFEC services. We will generate revenues through advertising and in-flight transactions. We believe that this is an innovative approach that differentiates us from existing market players.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance is driven by various factors that affect the commercial airline industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	the extent of the adoption of our products and services by airline partners and customers;

•	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

•	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

•	costs associated with managing a rapidly growing company;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

•	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Going Concern Opinion

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues and will incur additional expenses as a result of being a public reporting company. If we are unable to obtain additional working capital, our business may fail. Accordingly, we must raise cash from sources other than operations. To date, we have financed our operations primarily through cash flow from limited operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders. We must raise cash to implement our projected plan of operations.

Results of Operations

The following table sets forth key components of our results of operations during the three-month periods ended March 31, 2017 and 2016, both in dollars and as a percentage of our sales.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Sales	Amount	% of Sales
Sales	$-	-	$-	-
Cost of sales	-	-	-	-
Operating expenses	914,204	-	1,351,502	-
Loss from operations	(914,204)	-	(1,351,502)	-
Net non-operating income (expense)	25,529	-	(11,848)	-
Loss before income taxes	(888,675)	-	(1,363,350)	-
Income tax expense (Benefit)	2,385	-	(419,000)	-
Net Loss	(891,060)	-	(944,350)	-
Other Comprehensive Loss	(3,347)	-	-	-
Total Comprehensive Loss	$(894,407)	-	$(944,350)	-

Sales. Our sales were $0 for both the three-month periods ended March 31, 2017 and 2016 as the we are still developing our core business in in-flight connectivity and entertainment and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 for both the three-month period ended March 31, 2017 and 2016 as we don’t have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $437,298 to $914,204 for the three-month period ended March 31, 2017, from $1,351,502 for the three-month period ended March 31, 2016. Such decrease was mainly due to the decrease in satellite service fee of $775,000, which was offset by the increase in legal fees, amortization and travel expenses of $131,612, $123,750 and $139,850, respectively.

Net Non-Operating income (expense). We had $25,529 in net non-operating income for the three-month period ended March 31, 2017, as compared to net non-operating expense of $11,848 for the three-month period ended March 31, 2016. Net non-operating income in the three-month period ended March 31, 2017 represents the cancellation of debt from a related party of 25,529, while net non-operating expense in the three-month period ended March 31, 2016 consisted of $11,848 interest expense.

Loss before income taxes. Our loss before income taxes decreased by $474,675 to $888,675 for the three-month period ended March 31, 2017 from a loss of $1,363,350 for the three-month period ended March 31, 2016, as a result of the factors described above.

Income tax expense. Income tax expense increased to $2,385 for the three-month period ended March 31, 2017, from the income taxes benefit of $419,000 for the three-month period ended March 31, 2016. The income tax expense for the three-month period ended March 31, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. The income tax benefit for the three-month period ended March 31, 2016 is due to the operating loss reduced the taxable income carried over from December 31, 2015.

Net comprehensive loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $49,943 to $894,407 for the three-month period ended March 31, 2017 from a net loss of $944,350 for the three-month period ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $490,840. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used for) operating activities	$(1,317,976)	$108,331
Net cash used for investing activity	-	(3,675,633)
Net cash provided by financing activity	1,500,000	3,550,395
Net increase (decrease) in cash and cash equivalents	182,024	(16,907)
Cash at beginning of period	312,173	19,498
Foreign currency translation effect on cash	(3,357)	-
Cash at end of period	$490,840	$2,591

Operating Activities

Net cash used for operating activities was $1,317,976 for the three-month period ended March 31, 2017, as compared to $108,332 net cash provided by operating activities for the three-month period ended March 31, 2016. The increase in net cash used for operating activities was mainly due to net operating loss, increase in prepaid expenses and prepaid investment, of $891,060, $259,071 and $360,000, respectively, offset by the decrease in accounts payable of $175,354.

Investing Activity

Net cash used in investing activities for the three-month period ended March 31, 2017 was $0, as compared to $3,675,633 net cash used for investing activities for the three-month period ended March 31, 2016. The decrease was mainly attributable to purchase of property and equipment during the three-month period ended March 31, 2016.

Financing Activity

Net cash provided by financing activities for the three-month period ended March 31, 2017 was $1,500,000, as compared to $3,550,395 net cash provided by financing activities for the three-month period ended March 31, 2016. The decrease was mainly attributable to less proceeds from issuance of our common stock during the three-month period ended March 31,2017.

Currently available working capital will not be adequate to sustain our operations at our current levels for the next twelve months. We expect to satisfy our working capital requirements over the next twelve months through the sale of equity or debt securities. However, we do not have any commitment from any third party to invest in our company or otherwise acquire any of our equity or debt securities. Furthermore, even if we successfully raise sufficient capital to satisfy our needs over the next twelve months, in the future, we will require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment and capacity expansion. Capital expenditures are associated with the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our network, ground stations and data centers and includes design, permitting, network equipment and installation costs.

Capital expenditures for the three-month periods ended March 31, 2017 and 2016 were $0 and $3,675,633, respectively. The decrease in capital expenditures was mainly due to construction in progress during the three-month ended March 31, 2016.

We anticipate an increase in capital spending in fiscal year 2017 and estimate capital expenditures for the year ending December 31, 2017 will range from $6 million to $20 million as we increase the number of airborne equipment installations and continue to execute our expansion strategy.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. We recognize sales when the earning process is completed, as evidenced by an arrangement with the customer, transfer of title and acceptance, if applicable, has occurred, as well as the price is fixed or determinable, and collection is reasonably assured. Sales are recorded net of returns, discounts and allowances.

Inventories. Inventories are recorded at the lower of weighted-average cost or market. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2017 and 2016, we incurred approximately $0 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method over the following estimated service lives: computer equipment – 5 years and furniture and fixtures – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded to construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to non-operating income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2017 and 2016.

Intangible Asset. Intangible asset consists of satellite system software and is amortized on the straight-line basis over 10 years.

Fair Value of Financial Instruments. We utilize the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 – Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3 – Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions.

The carrying amounts of our cash, accounts receivable, other receivable, short-term loans, accounts payable, and other payable approximated their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-15 – “Presentation of Financial Statements - Going Concern Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15, requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, ending after December 15, 2016 and will apply to our first quarter after October 1, 2016.

Income Taxes

In October 2016, FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory,” or ASU 2016-16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for annual reporting periods beginning after December 15, 2017 and for us in our first quarter of 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” or ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and for us in our first quarter of 2018. We do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years and for us in our first quarter of 2021, and early adoption is permitted. We do not believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), or ASU 2016-02, which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and for us in our first quarter of 2019, and early adoption is permitted. We are currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on our consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 and for us in our first quarter of 2019, and early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 and for us in our first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB issued the following standards related to ASU 2014- 09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” or ASU 2016-08; ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying “Performance Obligations and Licensing,” or ASU 2016-10; and ASU No. 2016-12, “Revenue from Contracts with Customers” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” or ASU 2016-12. We must adopt ASU 2016- 08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively referred to as the new revenue standards.

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We currently expect to adopt the new revenue standards in our first quarter of 2019 utilizing the full retrospective transition method. We do not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Change in Internal Control Over Financial Reporting

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures and internal control over financial reporting were not effective.

Management believes that material weakness in our disclosure and procedures and internal control over financial reporting exists due to the small size of our accounting staff. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals. In April 2017, we retained Mr. Y. Tristan Kuo as our Chief Financial Officer, who will oversee the improvement of our disclosure controls and procedures, as well as internal control over financial reporting. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

On or about July 27, 2016, Asia Satellite Telecommunications Company Limited, or AsiaSat, initiated an arbitration proceeding in the Hong Kong International Arbitration Centre against Aircom, claiming a breach under the Digital Transmission Service Agreement, dated July 25, 2015, between AsiaSat and Aircom. AsiaSat claims that Aircom owes it approximately $8.1 million in unpaid service fees, default payments and liquidated damages. Aircom alleges misrepresentation from AsiaSat in entering into the agreement, is actively defending the matter and has asserted a counterclaim against AsiaSat. Aircom believes that it owes AsiaSat approximately $1.3 million is service fees. The companies are currently in discussions concerning a settlement to this matter.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that we previously disclosed in our Current Report on Form 8-K that we filed with the Securities and Exchange commission on February 14, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2017, we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERKOMM INC.

Date: May 15, 2017	By:	/s/ Peter Chiou
	Name:	Peter Chiou
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

