Form 10-Q
period 2017-06-30
Aerkomm Inc.
filed 2017-08-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-192093

AERKOMM INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3424568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 Incline Way, $39, Incline Village, NV 89451

(Address of principal executive offices, Zip Code)

(877) 742-3094

(Registrant’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2017, there were 41,076,330 shares of common stock of the registrant issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2017

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$19,777	$312,173
Inventories	209,737	209,729
Prepaid expenses	487,012	11,784
Prepaid investment	425,000	-
Other receivable	28,274	891
Total Current Assets	1,169,800	534,577
Property and Equipment, Net	4,002,888	3,745,092
Intangible asset, net	4,125,000	4,372,500
Goodwill	1,105,942	1,105,942
Other assets	132,873	806,371
Total Assets	$10,536,503	$10,564,482

Liabilities and Equity
Current Liabilities
Accrued expenses	$401,363	$71,978
Other payable - related parties	897,793	2,955,575
Other payable - others	1,997,291	1,671,269
Total Current Liabilities	3,296,447	4,698,822
Restricted stock deposit liability	1,424	3,342
Total Liabilities	3,297,871	4,702,164
Commitments and Contingency
Stockholders’ Equity
Preferred stock, $0.001 par value Authorized - 50,000,000 shares Issued and outstanding - none	-	-
Common stock, $0.001 par value Authorized - 450,000,000 shares Issued and outstanding - 40,034,271 (excluding unvested restricted stock of 1,061,740 shares) shares as of June 30, 2017	40,033	-
Common stock, no par value Authorized – 210,000,000 shares
Issued and outstanding - 98,720,060 (excluding unvested restricted stock of 6,683,340 shares) shares as of December 31, 2016 (See Note 1)	-	4,470,839
Additional paid in capital	10,515,948	80,000
Subscribed capital	14,000	1,862,643
Accumulated deficits	(3,327,985)	(551,204)
Accumulated other comprehensive loss	(3,364)	(10)
Total Stockholders' Equity	7,238,632	5,862,268
Non-controlling interest in subsidiary	-	50
Total Equity	7,238,632	5,862,318
Total Liabilities and Equity	$10,536,503	$10,564,482

See notes to condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
Net Sales	$-	$-	$-	$-
Operating expenses	2,423,185	1,223,517	3,337,389	2,575,019
Loss from Operations	(2,423,185)	(1,223,517)	(3,337,389)	(2,757,019)
Net Non-Operating Income (Loss)	635	(77,709)	26,164	89,557
Loss before Income Taxes	(2,422,550)	(1,301,226)	(3,311,225)	(2,664,576)
Income Tax Expense (Benefit)	3,051	(63,000)	5,436	(567,000)
Net Loss	(2,425,601)	(1,238,226)	(3,316,661)	(2,097,576)
Less: Loss Attributed to Non-Controlling Interest	-	-	-	-
Net Loss Attributable to the Company	(2,425,601)	(1,238,226)	(3,316,661)	(2,097,576)
Other Comprehensive Loss
Change in foreign currency translation adjustments	(7)	-	(3,354)	-
Total Comprehensive Loss	$(2,425,608)	$(1,238,226)	$(3,320,015)	$(2,097,576)
Net Loss Per Common Share:
Basic	$(0.0595)	$(0.0315)	$(0.0818)	$(0.0533)
Diluted	$(0.0595)	$(0.0315)	$(0.0818)	$(0.0533)
Weighted Average Shares Outstanding - Basic	40,772,570	39,308,174	40,525,044	39,366,181
Weighted Average Shares Outstanding - Diluted	40,772,570	39,308,174	40,525,044	39,366,181

See notes to condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Period Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(3,316,661)	$(2,097,576)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	269,479	258,350
Stock-based compensation	793,000	-
Issuance of stock warrant	60,000	20,000
Changes in operating assets and liabilities:
Inventories	(8)	(97,674)
Prepaid expenses	(475,228)	116,327
Prepaid investment	(425,000)	-
Other receivable	(27,383)	16,180
Deposits	673,498	(387,500)
Accrued expenses	342,863	(131,918)
Other payable - related parties	(43,860)	1,200,417
Other payable - others	326,022	996,244
Net Cash Used for Operating Activities	(1,823,278)	(107,150)

Cash Flows from Investing Activity
Purchase of property and equipment	(279,775)	(3,675,633)
Net Cash Used for Investing Activity	(279,775)	(3,675,633)

Cash Flows from Financing Activity
Proceed from short-term loan	-	11,000
Proceeds from issuance of common stock	1,800,021	3,599,729
Proceeds from subscribed capital	14,000	200,000
Net Cash Provided by Financing Activity	1,814,021	3,810,729

Net Increase (Decrease) in Cash	(289,032)	27,946
Cash, Beginning of Period	312,173	19,498
Foreign currency translation effect on cash	(3,364)	-
Cash, End of Period	$19,777	$47,444

Supplemental Disclosures of Cash Flow Information:
Non-cash operating and financing activities:
Restricted stock deposit liability transferred to common stock	$1,918	$3,078
Other payable to related parties transferred to common stock	$2,027,400	$-

See notes to condensed consolidated financial statements

AERCOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market.

On December 28, 2016, Aircom Pacific Inc. (“Aircom”) purchased 700,000 shares of Aerkomm’s common stock, representing approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm.

On February 13, 2017, Aerkomm entered into a share exchange agreement (“Exchange Agreement”) with Aircom and its shareholders, pursuant to which Aerkomm acquired 100% of the issued and outstanding capital stock of Aircom in exchange for approximately 99.7% of the issued and outstanding capital stock of Aerkomm. As a result of the share exchange, Aircom became a wholly-owned subsidiary of Aerkomm, and the former shareholders of Aircom became the holders of approximately 99.7% of Aerkomm’s issued and outstanding capital stock.

Aircom Pacific Inc. (“Aircom”) was incorporated on September 29, 2014 under the laws of the State of California.

On December 31, 2014, Aircom acquired a newly incorporated subsidiary, Aircom Pacific Ltd. (“Aircom Seychelles”), a corporation formed under the laws of the Republic of Seychelles. Aircom Seychelles was formed to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aircom Seychelles has no operation. Aircom is working with corporate and tax advisers in finalizing its global corporate structure and has not yet concluded its final plan.

On October 17, 2016, Aircom acquired a wholly owned subsidiary, Aircom Pacific Inc. Limited (“Aircom HK”), a corporation formed under the laws of Hong Kong. The purpose of Aircom HK is to conduct Aircom’s business and operations in Hong Kong and China. Presently, its primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in Hong Kong and China. Aircom HK is also actively seeking strategic partnerships whom Aircom may leverage in order to provide more and better services to its customers. Aircom also plans to provide local supports to Hong Kong-based airlines via Aircom HK and teleports located in the Hong Kong and China regions.

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. The purpose of Aircom Japan is to conduct business development and operations located within Japan. Aircom Japan is in the process of applying for, and will be the holder of, Satellite Communication Blanket Satellite Communication Blanket License in Japan, which is necessary for Aircom to provide services within Japan. Aircom Japan will also provide local supports to airlines operate within the territory of Japan.

Aircom and its subsidiaries are full service providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

Aerkomm and its subsidiaries (the “Company”) have not generated significant revenues, excluding non-incurring revenues to affiliates prior to 2016, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. As of June 30, 2017, the Company generated a net loss of $3,316,661 and had working capital deficiency of $2,126,647, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

Reverse Acquisition

On February 13, 2017, Aerkomm completed the reverse acquisition of Aircom pursuant to the Exchange Agreement. As a result of the reverse acquisition, Aircom became Aerkomm’s wholly-owned subsidiary. For accounting purposes, the share exchange transaction with Aircom was treated as a reverse acquisition, with Aircom as the acquirer and Aerkomm as the acquired party. Unless the context suggests otherwise, “the Company” referred to for the periods prior to the consummation of the reverse acquisition is Aircom and its consolidated subsidiaries.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK and Aircom Japan. All significant intercompany accounts and transactions have been eliminated in consolidation.

All of the entities in these condensed consolidated financial statements have adopted fiscal year end of December 31.

AERKOMM INC. AND SUBSIDIARIES

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks and accounts receivable. As of June 30, 2017 and December 31, 2016, the total balances of cash in banks were insured by the Federal Deposit Insurance Corporation (FDIC) and foreign financial institution deposits insurance.

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

Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment – 3 to 5 years, furniture and fixtures – 5 years and satellite equipment – 5 years.

Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to non-operating income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the six-month periods ended June 30, 2017 and 2016.

Goodwill and Purchased Intangible Assets

The Company’s goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.

Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of June 30, 2017 and December 31, 2016, purchased intangible asset consists of satellite system software and is amortized over 10 years.

AERKOMM INC. AND SUBSIDIARIES

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

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the six-month periods ended June 30, 2017 and 2016, the Company incurred approximately $0 and $1,579,000 in research and development costs, respectively.

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

AERKOMM INC. AND SUBSIDIARIES

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) are computed based on the weighted-average common shares outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income and loss of the entity. As of June 30, 2017, the Company’s outstanding shares for Basic EPS calculation includes issued common shares of 40,034,271 and unvested restricted common shares of 1,061,740. As of June 30, 2016, the Company’s outstanding shares for Basic EPS calculation includes issued common shares of 35,416,854 shares and unvested restricted common shares of 3,888,567, taking into account the share exchange for reverse acquisition on February 13, 2017.

Subsequent Events

The Company has evaluated events and transactions after the reported six-month period-end up to August 8, 2017, the date on which these condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been included in these condensed consolidated financial statements.

NOTE 3 -- Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after March 15, 2017, including interim periods within those fiscal years and for the Company in its first quarter of 2018. The Company is currently evaluating the impact of adopting of ASU 2016-01 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after March 15, 2020, including interim periods within those fiscal years and for the Company in its first quarter of 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting of ASU 2016-13 on its consolidated financial statements.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 3 – Recent Accounting Pronouncements -- Continued

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective transition method. The Company is currently evaluating the impact of adopting of the new revenue standards on its consolidated financial statements.

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

AERKOMM INC. AND SUBSIDIARIES

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

NOTE 4 – Inventories

As of June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30, 2017	December 31, 2016
Satellite equipment for sale under construction	$197,645	$197,645
Parts	15,959	11,029
Supplies	723	6,437
	214,327	215,111
Allowance for inventory loss	(4,590)	(5,382)
Net	$209,737	$209,729

NOTE 5 – Prepaid Investment

As of June 30, 2017, the Company had paid $425,000 to Aircom Telecom, LLC (Aircom Taiwan), a Taiwan company not affiliated with the Company, as the pre-payment of subscribed capital. As of August 12, 2017, the investment transaction has not been finalized as it is subject to the approval of Taiwan government, which approval may not be granted.

NOTE 6 – Property and Equipment, Net

As of June 30, 2017 and December 31, 2016, the balances of property and equipment were as follows:

	June 30, 2017	December 31, 2016
Computer software and equipment	$123,496	$125,524
Furniture and fixture	10,006	3,393
Satellite equipment	275,410	-
	408,912	128,917
Accumulated depreciation	(66,024)	(43,825)
Net	342,888	85,092
Construction in progress	3,660,000	3,660,000
Net	$4,002,888	$3,745,092

NOTE 7 – Intangible Asset, Net

As of June 30, 2017 and December 31, 2016, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2017	December 31, 2016
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(825,000)	(577,500)
Net	$4,125,000	$4,372,500

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 8 – Income Taxes

Income tax expense (benefit) for the three-month and six-month periods ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current:
Federal	$3,033	$(63,000)	$3,033	$(567,000)
State	-	-	800	-
Foreign	18	-	1,603	-
Total	$3,051	$(63,000)	$5,436	$(567,000)

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the three-month and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax expense (benefit) at statutory rate	$(858,080)	$153,900	$(1,068,080)	$(470,000)
Net operating loss carryforwards (NOLs)	593,580	(180,000)	870,180	(345,000)
Stock-based compensation expense	269,600	-	269,600	-
Amortization expense	29,000	(13,800)	(12,900)	(112,000)
Prepayment from related parties	-	-	-	383,000
Others	(31,049)	(23,100)	(53,364)	(23,000)
Tax at effective tax rate	$3,051	$(63,000)	$5,436	$(567,000)

Deferred tax assets (liability) as of June 30, 2017 and December 31, 2016 consist of:

	June 30, 2017	December 31, 2016
Net operating loss carryforwards (NOLs)	$2,085,000	$519,000
Accrued R&D expenses	398,000	-
Stock-based compensation expense	270,000	-
Excess of tax amortization over book amortization	(928,000)	(230,000)
Others	251,000	106,000
	2,076,000	395,000
Valuation allowance	(2,076,000)	(395,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. As of June 30, 2017 and December 31, 2016, the Company had federal NOLs of approximately $5,117,000 and $843,000, respectively, available to reduce future federal taxable income, expiring in 2037. As of June 30, 2017 and December 31, 2016, the Company had State NOLs of approximately $4,231,000 and $1,836,000, respectively, available to reduce future State taxable income, expiring in 2037. As of June 30, 2017, the Company has Japan NOLs of approximately $317,000 available to reduce future Japan taxable income, expiring in 2019.

As of June 30, 2017 and December 31, 2016, the Company had approximately $37,000 and $37,000, of federal research and development tax credit, respectively, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2017 and December 31, 2016, the Company had approximately $39,000 and $39,000 of California state research and development tax credit, respectively, available to offset future California state income tax. The credit can be carried forward indefinitely.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 9 – Capital Stock

1) Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2017, there were no preferred stock shares outstanding.

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

Aircom had restricted stock purchase agreements with certain employees or consultants with 2,890,000 shares granted on February 2, 2015. The restricted shares were issued at fair values determined by the board of directors at the grant date. According to the agreements, in the event of the voluntary termination of purchaser’s continuous service status, Aircom shall have the exclusive option to repurchase all or any portion of the unvested shares held by purchaser at the original purchase price per share and the vested shares held by purchaser at the fair market value per share as of the termination date. In February and June 2016, Aircom purchased back 133,333 unvested shares of restricted stock at $0.005 per share from terminated employees before the stock split. In June 2016, the restricted stock was split to 27,566,670 shares. On February 13, 2017, all of Aircom’s restricted stock of 27,566,670 shares were converted to Aerkomm’s restricted stock of 10,279,738 shares at the ratio of 2.68165 to 1, pursuant to the Exchange Agreement (see Note 1).

As of June 30, 2017 and December 31, 2016, the restricted stocks shares (after share exchange) consisted of the following:

	December 31, 2016	June 30, 2017
Restricted stock - vested	7,787,490	9,217,993
Restricted stock - unvested	2,492,248	1,061,745
Total restricted stock	10,279,738	10,279,738

The unvested shares of restricted stock were recorded under deposit liability account awaiting future conversion to common stock when they become vested.

On March 31, 2017, the Company completed its private placement offering of 500,000 common shares at a price of $3 per share for the aggregate amount of $1,500,000.

On June 6, 2017, the Company completed its private placement offering 60,000 common shares at a price of $5.00 per share for the aggregate amount of $300,000. Additionally, on June 6, 2017, pursuant to a settlement and release agreement with Priceplay Taiwan Inc. (“PPTW”) dated March 31, 2017, among the Company, PPTW and Aircom, the Company issued 163,860 shares of its common stock to PPTW in settlement of an outstanding $819,300 obligation of Aircom to PPTW. Additionally, pursuant to a similar settlement and release agreement with Priceplay.com, Inc. (“PPUS”) dated March 31, 2017, the Company issued 147,400 shares of its common stock to PPUS in settlement of an outstanding $737,000 obligation of Aircom to PPUS, and pursuant to a third similar settlement and release agreement with Aircom and dMobile System Co. ltd. (dMobile), it issued 94,220 shares of its common stock to dMobile in settlement of an outstanding $471,100 obligation of Aircom to dMobile. In the aggregate, the Company has issued 405,480 of shares to the three settlement recipients at a price of $5.00 per share for a total value of $2,027,400. Including the 60,000 Shares sold to individuals in the Offering, the Company issued 465,480 shares in total for an aggregate value of $2,327,400.

On July 5, 2017, the Company completed its first closing of a private placement offering in which it sold 5,000 shares of its common stock at a price of $5.50 per share for a total of $27,500. The Company is offering a total of 461,819 shares of its common stock at a price of $5.50 per share in this offering for the aggregate amount of $2,540,000 and may conduct additional closings up to that aggregate amount.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 9 – Capital Stock - Continued

3) Stock Warrant:

As of December 31, 2016, Aircom had issued stock warrants exercisable for $60,000 in value of its common stock to a service provider as payment for services. The stock warrants allow the service provider to purchase a number of shares of Aircom common stock equal to $60,000 divided by 85% of the of the share price paid by investors for Aircom’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. On February 13, 2017, these stock warrants were converted to Aerkomm’s stock warrants pursuant to the Exchange Agreement (see Note 1). For the six-month period ended on June 30, 2017, Aerkomm issued additional stock warrants exercisable for $60,000 in value of Aerkomm common stock to the service provider as payment for additional services. As of June 30, 2017, the Company cumulatively recorded $120,000 as additional paid-in capital in total with respect to these warrants.

NOTE 10 – Related Party Transactions

A. Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih (“Daniel”)	Founder/promoter and shareholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Bunny Wu	Shareholder
Giretsu Shih	President of Aircom Japan
dMobile System Co. Ltd. (dMobile)	Daniel is the Chairman
Klingon Aerospace, Inc. (Klingon)	Daniel was the Chairman from February 2015 to February 2016
Law Office of Jan Yung Lin	100% owned by Jan
Priceplay.com, Inc. (PPUS)	Daniel is the Chairman
Priceplay Taiwan Inc. (PPTW)	Parent company of PPUS

B. Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a. As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
Rental deposit to Daniel	$4,804	$4,966
Other payable to:
PPTW	$-	$819,300
Klingon	762,000	762,000
dMobile	-	471,100
PPUS	-	737,000
Giretsu Shih	50,711	69,385
Daniel	32,424	49,500
Bunny Wu	-	32,149
Others	52,658	15,141
Total	$897,793	$2,955,575

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 10 – Related Party Transactions - Continued

B. Significant related party transactions: - Continued

b. For the three-month and six-month period ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Legal expense paid to Law Office of Jan-Yung Lin	$-	$10,000	$-	$10,000

Rent expense charged by Daniel	$3,645	$-	$7,211	$-

Aircom Japan entered into a lease agreement with Daniel between August 1, 2014 and July 31, 2016, which was renewed to expire on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel a rental fee of approximately $1,215 per month.

NOTE 11 - Stock Based Compensation

In March 2014, Aircom’s Board of Directors adopted the 2014 Stock Option Plan (the “Aircom 2014 Plan”), which provided for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of Aircom. Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant of an Option. On February 13, 2017, pursuant to the Exchange Agreement, Aerkomm assumed the options of Aircom 2014 Plan and agreed to issue options for an aggregate of 5,444,407 shares to Aircom’s stock option holders.

One-third of the total option shares will be vested as of the first anniversary of the time the option shares are granted or the employee’s acceptance to serve the Company, and 1/36th of the shares will be vested each month thereafter. Option price is determined by the Board of Directors. The Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aircom 2014 Plan.

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan” or, the “Plan”) and the reservation of 5,000,000 shares of the Company’s common stock for issuance under the Plan. On June 23, 2017, the Board of Directors voted to increase the number of shares of the Company’s common stock reserved for issuance under the Plan to 10,000,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of Aircom. Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant of an Option. On June 23, 2017, the Board of Directors agreed to issue options for an aggregate of 1,455,000 shares under the Aerkomm 2017 Plan to certain officers and directors of Aerkomm.

The option agreements granted on June 23, 2017 are classified into three types of vesting schedule, which includes, 1) 1/6 of the shares subject to the option shall vest commencing on the vesting start date and the remaining shares shall vest at the rate of 1/60 for the next 60 months on the same day of the month as the vesting start date; 2) 1/4 of the shares subject to the option shall vest commencing on the vesting start date and the remaining shares shall vest at the rate of 1/36 for the next 36 months on the same day of the month as the vesting start date; 3) 1/3 of the shares subject to the option shall vest commencing on the first anniversary of vesting start date and the remaining shares shall vest at the rate of 50% each year for the next two years on the same day of the month as the vesting start date. Option price is determined by the Board of Directors. The Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Plan has not yet been approved by Aerkomm’s stockholders.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 11 - Stock Based Compensation - Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $784,000 and $0 for the three-month and $793,000 and $0 for the six-month periods ended June 30, 2017 and 2016, respectively, related to such employee stock options.

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

Determining Fair Value - Continued

Expected volatility

Since the Company has no historical volatility, the Company used the calculated value method, which utilizes the historical volatility of a publicly listed company in the same industry as the expected volatility for the Company, in calculating the fair value of options granted under Aircom 2014 Plan and Aerkomm 2017 Plan.

Risk-free interest rate

The Company based the risk-free interest rate used in the Black-Scholes option valuation model on the market yield in effect at the time of option grant provided in the Federal Reserve Board’s Statistical Releases and historical publications on the Treasury constant maturities rates for the equivalent remaining terms for Aircom 2014 Plan and Aerkomm 2017 Plan.

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 11 - Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options granted under the Aircom 2014 Plan as of June 30, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2016	4,139,241	$0.0013	$0.0004
Granted	1,305,166	0.6704	0.2108
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2016	5,444,407	0.1617	0.0508
Granted	-	-	-
Exercised	(19,681)	0.0013	0.0004
Forfeited/Cancelled	(763,418)	0.6550	0.2059
Options outstanding at June 30, 2017	4,661,307	0.0816	0.0256

A summary of the status of nonvested shares under Aircom 2014 Plan as of June 30, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options nonvested at January 1, 2016	4,139,241	$0.0004
Granted	1,305,166	0.2108
Vested	(2,066,858)	0.0004
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2016	3,377,549	0.0817
Granted	-	-
Vested	(646,023)	0.0611
Forfeited/Cancelled	(763,418)	0.2059
Options nonvested at June 30, 2017	1,968,108	0.0403

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options Aerkomm 2017 Plan as of June 30, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2017	-	-	-
Granted	1,455,000	$5.5057	$2.8550
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2017	1,455,000	5.5057	2.8550

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 11 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of June 30, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options nonvested at January 1, 2017	-	-
Granted	1,455,000	$2.8550
Vested	(242,500)	2.8550
Forfeited/Cancelled	-	-
Options nonvested at June 30, 2017	1,212,500	2.8550

As of June 30, 2017 and December 31, 2016, there were approximately $3,490,000 and $94,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Aircom 2014 Plan and the Aerkomm 2017 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

NOTE 12 – Commitments and Contingency

As of June 30, 2017, the Company’s significant commitments and contingency are summarized as follows:

Commitments

1)

The Company has one lease for its Fremont, California office expired in May 2017 and renewed to expire in May 2020. Rental expense for the three-month and six-month periods ended June 30, 2017 and 2016 were $16,858 and $15,618, $32,476 and $31,236, respectively. As of June 30, 2017, future minimum lease payment is $77,352 for the next twelve-month period ending June 30, 2018.

The company has another lease for its Japan office expiring July 2018. Rental expenses were approximately $8,677 and $17,264 for the three-month and six-month period ended June 30, 2017, respectively. As of June 30, 2017, future minimum lease payment obligation is $37,483, including the 8% Japan consumption tax, for the next twelve-month ending June 30, 2018.

2)	The Company has a sales agreement with dMobile, a related party, for satellite ground station equipment. Future additional revenue receivable as of June 30, 2017 is $1,501,100 for the next twelve-month period ending June 30, 2018.

3)	In March 2017, the Company entered into a satellites service agreement with a Japanese company (Company J). The agreement is effective on March 15, 2017 and will be expired on September 30, 2018. According to the agreement, the Company prepaid a total amount of $285,300 and the deposit of $95,100 in April 2017. The prepayment of $285,300 shall be applied to monthly service charge by Company J based on the term defined in the agreement.

Contingency

The Company entered into a 3-year digital transmission service agreement with Asia Satellite Telecommunication Company Limited (“Asia Sat”) on July 25, 2015. As of March 31, 2017, Asia Sat stipulates that the Company is in debt of $8,013,495 to Asia Sat, which includes unpaid service fees, a default payment in the form of liquidated sum and interest. The default payment includes total future payments of $7,411,616 due through March 31, 2018, subtracting the deposit of $775,000 made to Asia Sat. The Company disagreed with the payable balance of $8,013,495 and had recorded $1,376,879 payable to Asia Sat as of March 31, 2017. On July 25, 2016, Asia Sat commenced arbitration against the Company. On November 21, 2016, the Hong Kong International Arbitration Centre (“HKIAC”) appointed a sole arbitrator to hear the dispute. On January 12, 2017, the Company introduced a counterclaim for misrepresentations made to induce entry into the Agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017. As of June 30, 2017, the Company has accrued the settlement liability and accounted for the net impact of the settlement.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Registration Statement on Form S-1, as amended (file no. 333-218995), and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Overview

We are a full-service provider of in-flight entertainment and connectivity, or IFEC, solutions. With advanced technologies and a unique business model, we plan to provide airline passengers with a true broadband in-flight experience that encompasses a wide range of service options. Such options will include Wi-Fi, cellular networks, movies, gaming, live TV, and music. We expect to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as a seatback display, as well as on passengers’ personal devices. We also expect to provide content management services and e-commerce solutions.

We plan to partner with airlines and offer airline passengers free IFEC services. We expect to generate revenues through advertising and in-flight transactions.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2017

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Change
	2017	2016	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	2,423,185	1,223,517	1,199,668	98.1%
Loss from operations	(2,423,185)	(1,223,517)	(1,199,668)	98.1%
Net non-operating income (loss)	635	(77,709)	78,344	(100.8%)
Loss before income taxes	(2,422,550)	(1,301,226)	(1,121,324)	86.2%
Income tax expense (benefit)	3,051	(63,000)	66,051	(104.8%)
Net Loss	(2,425,601)	(1,238,226)	(1,187,375)	95.9%
Other comprehensive loss	(7)	-	(7)	-
Total comprehensive loss	$(2,425,608)	$(1,238,226)	$(1,187,382)	95.9%

Sales. Our sales were $0 for both the three-month periods ended June 30, 2017 and 2016 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 for both the three-month period ended June 30, 2017 and 2016 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,199,668 to $2,423,185 for the three-month period ended June 30, 2017, from $1,223,517 for the three-month period ended June 30, 2016. Such increase was mainly due to the increase stock based compensation, payroll and related expenses, accounting fees, legal expenses and satellite service fee of $784,000, $258,889, $227,108, $116,532 and $1,280,847, respectively, which was offset by the decrease in R&D expenses of $1,578,659.

Net non-operating income (expense). We had $635 in net non-operating income for the three-month period ended June 30, 2017, as compared to net non-operating expense of $77,709 for the three-month period ended June 30, 2016. Net non-operating income in the three-month period ended June 30, 2017 includes a foreign exchange translation gain of $934, while net non-operating expense in the three-month period ended June 30, 2016 consisted of $77,713 interest expense.

Loss before income taxes. Our loss before income taxes increased by $1,121,324 to $2,422,550 for the three-month period ended June 30, 2017, from a loss of $1,301,226 for the three-month period ended June 30, 2016, as a result of the factors described above.

Income tax expense. Income tax expense increased to $3,051 for the three-month period ended June 30, 2017, from the income taxes benefit of $63,000 for the three-month period ended June 30, 2016. The income tax expense for the three-month period ended June 30, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. The income tax benefit for the three-month period ended June 30, 2016 was because the operating loss reduced the taxable income carried over from December 31, 2015.

Net comprehensive loss. As a result of the cumulative effect of the factors described above, our net comprehensive loss increased by $1,187,382 to $2,425,608 for the three-month period ended June 30, 2017, from a net comprehensive loss of $1,238,226 for the three-month period ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2017

The following table sets forth key components of our results of operations during the six-month periods ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Change
	2017	2016	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	3,337,389	2,575,019	762,370	29.6%
Loss from operations	(3,337,389)	(2,575,019)	(762,370)	29.6%
Net non-operating income (loss)	26,164	(89,557)	115,721	129.2%
Loss before income taxes	(3,311,225)	(2,664,576)	(646,649)	24.3%
Income tax expense (benefit)	5,436	(567,000)	572,436	(101.0%)
Net Loss	(3,316,661)	(2,097,576)	(1,219,085)	58.1%
Other comprehensive loss	(3,354)	-	(3,354)	(100.0%)
Total comprehensive loss	$(3,320,015)	$(2,097,576)	$(1,222,439)	58.3%

Sales. Our sales were $0 for both the six-month periods ended June 30, 2017 and 2016 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales was $0 for both the six-month period ended June 30, 2017 and 2016 as we did not have any sales during the periods.

Operating expenses. Our operating expenses increased by $762,370 to $3,337,389 for the six-month period ended June 30, 2017, from $2,575,019 for the six-month period ended June 30, 2016. Such decrease was mainly due to the increase in stock based compensation, satellite service fees, payroll and related expenses, legal expense, accounting fees, travel expenses and consulting fee of $793,000, $498,347, $294,349, $248,144, $264,111, $139,490 and $122,965, respectively, which was offset by the decrease in R&D expenses of $1,578,659.

Net non-operating income (expense). We had $26,164 in net non-operating income for the six-month period ended June 30, 2017, as compared to net non-operating expense of $89,557 for the six-month period ended June 30, 2016. Net non-operating income in the six-month period ended June 30, 2017 represents the cancellation of debt from a related party of $26,213, while net non-operating expense in the six-month period ended June 30, 2016 consisted of $89,561 interest expense.

Loss before income taxes. Our loss before income taxes increased by $646,649 to $3,311,225 for the six-month period ended June 30, 2017, from a loss of $2,664,576 for the six-month period ended June 30, 2016, as a result of the factors described above.

Income tax expense. Income tax expense increased to $5,436 for the six-month period ended June 30, 2017, from the income taxes benefit of $567,000 for the six-month period ended June 30, 2016. The income tax expense for the six-month period ended June 30, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. The income tax benefit for the six-month period ended June 30, 2016 was because the operating loss reduced the taxable income carried over from December 31, 2015.

Net comprehensive loss. As a result of the cumulative effect of the factors described above, our net loss increased by $1,222,439 to $3,320,015 for the six-month period ended June 30, 2017, from a net loss of $2,097,576 for the six-month period ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $19,777. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Six Months Ended June 30,
	2017	2016
Net cash used for operating activities	$(1,823,278)	$(107,150)
Net cash used for investing activity	(279,775)	(3,675,633)
Net cash provided by financing activity	1,814,021	3,810,729
Net increase (decrease) in cash and cash equivalents	(289,032)	27,946
Cash at beginning of period	312,173	19,498
Foreign currency translation effect on cash	(3,364)	-
Cash at end of period	$19,777	$47,444

Operating Activities

Net cash used in operating activities was $1,823,278 for the six-month period ended June 30, 2017, as compared to $107,150 net cash used by operating activities for the six-month period ended June 30, 2016. The increase in net cash used in operating activities was mainly due to net operating loss, increase in prepaid expenses, prepaid investment and decrease in other payable related parties of $3,316,661, $475,228, $425,000 and $43,860, respectively, offset by the increase in deposits, decrease in accrued expenses and other payable of $673,498, $342,863 and $326,022, respectively.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2017 was $279,775, as compared to $3,675,633 net cash used in investing activities for the six-month period ended June 30, 2016. The decrease was mainly attributable to less purchase of property and equipment during the six-month period ended June 30, 2016.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2017 was $1,814,021, as compared to $3,810,729 net cash provided by financing activities for the six-month period ended June 30, 2016. The slight increase was mainly attributable to more proceeds from the issuance of our common stock during the six-month period ended June 30, 2017.

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

Capital expenditures for the three-month periods ended June 30, 2017 and 2016 were $279,995 and $0, respectively. The decrease in capital expenditures was mainly due to construction in progress during the three-month ended June 30, 2016.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended June 30, 2017 and 2016, we incurred approximately $0 and $1,710,576 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method over the following estimated service lives: computer equipment – 5 years and furniture and fixtures – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded to construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to non-operating income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended June 30, 2017 and 2016.

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

Foreign Currency Translation. The accompanying consolidated financial statements are reported in U.S. dollars. The financial position and results of operations of our subsidiaries in the PRC are measured using the Renminbi, which is the local and functional currency of these entities. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Revenues and expenses are translated at the average rate of exchange during the period. Translation adjustments are included in other comprehensive income (loss).

Recent Accounting Pronouncements

Going Concern. In August 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-15 - “Presentation of Financial Statements - Going Concern Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15, requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, ending after December 15, 2016 and will apply to our first quarter after October 1, 2016.

Income Taxes. In October 2016, FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory,” or ASU 2016-16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for annual reporting periods beginning after December 15, 2017 and for us in our first quarter of 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” or ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and for us in our first quarter of 2018. We do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years and for us in our first quarter of 2021, and early adoption is permitted. We do not believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), or ASU 2016-02, which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and for us in our first quarter of 2019, and early adoption is permitted. We are currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on our consolidated financial statements.

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 and for us in our first quarter of 2019, and early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 and for us in our first quarter of 2019, and early adoption is permitted.

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

Business Combinations. In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations” (Topic 805): Clarifying the Definition of a Business, which a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. ASU 2017-01 will be effective for annual periods beginning after March 15, 2017, and interim periods within annual periods beginning after March 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Part I, Item 4 “Controls and Procedures” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, which we are still in the process of remediating as of June 30, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, our management identified the following material weaknesses:

•	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2017, we continued to implement the following remedial procedures:

•	In April 2017, we retained Mr. Y. Tristan Kuo as our Chief Financial Officer, who will oversee the improvement of our disclosure controls and procedures, as well as internal control over financial reporting.

•	In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 27, 2016, AsiaSat initiated an arbitration proceeding in the Hong Kong International Arbitration Centre against Aircom, claiming a breach under the Digital Transmission Service Agreement dated July 25, 2015 between AsiaSat and Aircom. AsiaSat claims that Aircom owes it approximately $8.1 million in unpaid service fees, default payments and liquidated damages. Aircom disagrees with the payable balance and believes that it owes AsiaSat approximately $1.3 million in services fees. Aircom has paid AsiaSat $875,000 as security deposit. Aircom further alleges misrepresentation from AsiaSat in entering into the agreement and is actively defending the matter. On November 21, 2016, the Hong Kong International Arbitration Centre appointed a sole arbitrator to hear the dispute. On January 12, Aircom asserted a counterclaim against AsiaSat for misrepresentations made to induce entry into the agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017.

ITEM 1A. RISK FACTORS.

For information regarding risk factors, please refer to our Registration Statement on Form S-1 filed with the SEC on June 27, 2017, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

On July 5, 2017, the Company completed its first closing of a private placement offering in which it sold 5,000 shares of its common stock to Daniel Shih, the Company's founder, at a price of $5.50 per share for a total of $27,500. The Company conducted additional closings in July for an total of $303,417.

During the three-month period ended June 30, 2017, we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Other than discussed below, we have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

During the first two quarters of 2017, Aircom advanced a total of $425,000 (the “Prepayment”) to Aircom Telecom, LLC, a Taiwan limited liability company that is not currently affiliated with Aircom (“Aircom Taiwan”), for working capital, as part of a planned $1,500,000 aggregate equity investment (the “Equity Investment”) in Aircom Taiwan. It is proposed that Aircom Taiwan act as Aircom’s agent and operating company in Taiwan. Before Aircom Taiwan can issue equity to Aircom, because Aircom is a “foreign national” under Taiwan law, the Equity Investment must be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan (the “Committee”). Aircom entered into an Equity Pre-Subscription Agreement with Aircom Taiwan dated as of August 13, 2017, to memorialize the terms of the Equity Investment. Subsequent to June 30, 2017, Aircom advanced an additional $25,000 (the “Additional Prepayment” and together with the Initial Prepayment, the “Prepayments”) to Aircom Taiwan for working capital purposes. If the Committee approves Aircom Taiwan’s application to accept the Equity Investment, Aircom Taiwan will be authorized to issue equity to Aircom and Aircom will become the controlling member of Aircom Taiwan. If the Committee rejects Aircom Taiwan’s application, Aircom Taiwan will not be allowed to issue equity to Aircom in exchange for the Prepayments, and, in this case, Aircom Taiwan, most likely, will not be able repay or return the Prepayments to Aircom.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERKOMM INC.

Date: August 14, 2017	By:	/s/ Peter Chiou
	Name:	Peter Chiou
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of May 2017 Common Stock Subscription Agreement (1)

10.2	Common Stock Subscription Agreement (2)

10.3	Settlement Agreement and Mutual Release dated March 31, 2017 by and Among the Registrant, Aircom Pacific, Inc. and dMobile System Co. Ltd. (3)

10.4	Settlement Agreement and Mutual Release dated March 31, 2017 by and Among the Registrant, Aircom Pacific, Inc. and Priceplay.com, Inc. (4)

10.5	Settlement Agreement and Mutual Release dated March 31, 2017 by and Among the Registrant, Aircom Pacific, Inc. and Priceplay Taiwan Inc. (5)

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017.

(2) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2017

(3) Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 27, 2017

(4) Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 27, 2017

(5) Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 27, 2017

