Form 10-Q
period 2017-09-30
Aerkomm Inc.
filed 2017-11-20
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-192093

AERKOMM INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3424568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 Incline Way, #39, Incline Village, NV 89451

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

As of November 13, 2017, there were 41,076,330 shares of common stock of the registrant issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2017

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Current Assets
Cash	$6,566	$312,173
Inventories	208,674	209,729
Prepaid expenses	482,390	11,784
Other receivable	440,223	891
Total Current Assets	1,137,853	534,577
Prepaid investment	460,000	-
Property and Equipment, Net	3,572,422	3,745,092
Intangible asset, net	4,001,250	4,372,500
Goodwill	1,105,942	1,105,942
Other assets	126,497	806,371
Total Assets	$10,403,964	$10,564,482
Liabilities and Equity
Current Liabilities
Short-term bank loan	$10,000	$-
Accrued expenses	498,106	71,978
Other payable - related parties	899,268	2,955,575
Other payable - others	2,286,068	1,671,269
Total Current Liabilities	3,693,442	4,698,822
Restricted stock deposit liability	453	3,342
Total Liabilities	3,693,895	4,702,164
Commitments and Contingency
Stockholders’ Equity
Preferred stock, $0.001 par value Authorized - 50,000,000 shares Issued and outstanding - none	-	-
Common stock, $0.001 par value Authorized - 450,000,000 shares Issued and outstanding – 40,758,328 (excluding unvested restricted stock of 337,683) shares as of September 30, 2017	40,758	-
Common stock, no par value Authorized – 210,000,000 shares Issued and outstanding - 98,720,060 (excluding unvested restricted stock of 6,683,340 shares) shares as of December 31, 2016 (See Note 1)	-	4,470,839
Additional paid in capital	10,860,030	80,000
Subscribed capital	544,913	1,862,643
Accumulated deficits	(4,732,026)	(551,204)
Accumulated other comprehensive loss	(3,606)	(10)
Total Stockholders' Equity	6,710,069	5,862,268
Non-controlling interest in subsidiary	-	50
Total Equity	6,710,069	5,862,318
Total Liabilities and Equity	$10,403,964	$10,564,482

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
Net Sales	$-	$-	$-	$-
Operating expenses	1,398,590	680,836	4,735,979	3,255,855
Loss from Operations	(1,398,590)	(680,836)	(4,735,979)	(3,255,855)
Net Non-Operating Income (Loss)	(998)	-	25,166	(89,557)
Loss before Income Taxes	(1,399,588)	(680,836)	(4,710,813)	(3,345,412)
Income Tax Expense (Benefit)	4,453	(249,000)	9,889	(816,000)
Net Loss	(1,404,041)	(431,836)	(4,720,702)	(2,529,412)
Less: Loss Attributed to Non-Controlling Interest	-	-	-	-
Net Loss Attributable to the Company	(1,404,041)	(431,836)	(4,720,702)	(2,529,412)
Other Comprehensive Loss	-	-	-	-
Change in foreign currency translation adjustments	(242)	-	(3,596)	-
Total Comprehensive Loss	$(1,404,283)	$(431,836)	$(4,724,298)	$(2,529,412)
Net Loss Per Common Share:
Basic	$(0.0342)	$(0.0110)	$(0.1167)	$(0.0644)
Diluted	$(0.0342)	$(0.0110)	$(0.1167)	$(0.0644)
Weighted Average Shares Outstanding - Basic	41,096,011	39,335,796	40,439,237	39,305,412
Weighted Average Shares Outstanding - Diluted	41,096,011	39,335,796	40,439,237	39,305,412

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Period Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(4,720,702)	$(2,529,412)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	413,888	387,666
Stock-based compensation	1,136,835	22,600
Issuance of stock warrant	60,000	20,000
Changes in operating assets and liabilities:
Accounts receivable – related parties	-	3,478,900
Inventories	1,055	(97,674)
Prepaid expenses	(470,606)	116,327
Prepaid investment	(460,000)	-
Other receivable – related parties	-	(425)
Other receivable – others	(29,332)	66,180
Deposits	679,874	(387,500)
Accrued expenses	439,606	(25,888)
Other payable - related parties	(42,385)	(2,382,397)
Other payable - others	614,799	664,092
Net Cash Used for Operating Activities	(2,376,968)	(667,531)
Cash Flows from Investing Activity
Purchase of property and equipment	(279,968)	(3,677,337)
Net Cash Used for Investing Activity	(279,968)	(3,677,337)
Cash Flows from Financing Activity
Proceed from short-term bank loan	10,000	-
Proceeds from issuance of common stock	1,800,022	3,599,729
Proceeds from subscribed capital	544,913	750,000
Net Cash Provided by Financing Activity	2,354,935	4,349,729
Net Increase (Decrease) in Cash	(302,001)	4,861
Cash, Beginning of Period	312,173	19,498
Foreign currency translation effect on cash	(3,606)	-
Cash, End of Period	$6,566	$24,359
Supplemental Disclosures of Cash Flow Information:
Non-cash operating and financing activities:
Restricted stock deposit liability transferred to common stock	$2,890	$3,979
Other payable to related parties transferred to common stock	$2,027,400	$-

See accompanying notes to the condensed consolidated financial statements.

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

On December 28, 2016, Aircom Pacific Inc (“Aircom”) purchased 700,000 shares of Aerkomm’s common stock, representing approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm.

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

Aircom was incorporated on September 29, 2014 under the laws of the State of California.

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

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. The purpose of Aircom Japan is to conduct business development and operations located within Japan. Aircom Japan is in the process of applying for, and will be the holder of, Satellite Communication Blanket License in Japan, which is necessary for Aircom to provide services within Japan. Aircom Japan will also provide local supports to airlines operate within the territory of Japan.

Aircom and its subsidiaries are full service providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

Aerkomm and its subsidiaries (“the Company”) have not generated significant revenues, excluding non-recurring revenues from affiliates in 2015, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. As of September 30, 2017, the Company generated a net loss of $4,724,298 and had working capital deficiency of $2,555,589, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 2 –	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive loss and cash flows for the nine-month periods ended September 30, 2016 and 2017 and the consolidated statement of changes in equity for the nine-month periods ended September 30, 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017 and results of operations and cash flows for the nine-month periods ended September 30, 2016 and 2017. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to these nine-month periods are unaudited. The results of the nine-month periods ended September 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks and accounts receivable. As of September 30, 2017 and December 31, 2016, the total balances of cash in banks were insured by the Federal Deposit Insurance Corporation (FDIC) and foreign financial institution deposits insurance.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the nine-month periods ended September 30, 2017 and 2016.

Goodwill and Purchased Intangible Assets

The Company’s goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.

Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of September 30, 2017 and December 31, 2016, purchased intangible asset consists of satellite system software and is amortized over 10 years.

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

The carrying amounts of the Company’s cash, other receivable, short-term bank loan and other payable approximated their fair value due to the short-term nature of these financial instruments.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

NOTE 2 –	Summary of Significant Accounting Policies - Continued

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended September 30, 2017 and 2016, the Company incurred approximately $0 and $1,579,000 in research and development costs, respectively.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. Basic and diluted earnings (loss) per common share presented for the nine-month period ended September 30, 2016 has taken into account the stock split in June 2016 and share exchange for reverse acquisition on February 13, 2017 (see Note 1).

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 3 –	Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after March 15, 2017, including interim periods within those fiscal years and for the Company in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after March 15, 2020, including interim periods within those fiscal years and for the Company in its first quarter of 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-13on its consolidated financial statements.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective transition method. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

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

NOTE 4 –	Inventories

As of September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Satellite equipment for sale under construction	$197,645	$197,645
Parts	15,953	11,029
Supplies	722	6,437
	214,320	215,111
Allowance for inventory loss	(5,646)	(5,382)
Net	$208,674	$209,729

NOTE 5 –	Prepaid Investment

As of September 30, 2017, the Company had paid $460,000 to Aircom Telecom, LLC (Aircom Taiwan), a Taiwan company not affiliated with the Company, as the pre-payment of subscribed capital. As of November 10, 2017, the investment transaction has not been finalized as it is subject to the approval of Taiwan government, which approval may not be granted.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 6 –	Property and Equipment, Net

As of September 30, 2017 and December 31, 2016, the balances of property and equipment were as follows:

	September 30, 2017	December 31, 2016
Computer software and equipment	$123,667	$125,524
Furniture and fixture	10,001	3,393
Satellite equipment	275,410	-
	409,078	128,917
Accumulated depreciation	(86,656)	(43,825)
Net	322,422	85,092
Construction in progress	3,250,000	3,660,000
Net	$3,572,422	$3,745,092

NOTE 7 –	Intangible Asset, Net

As of September 30, 2017 and December 31, 2016, the cost and accumulated amortization for intangible asset were as follows:

	September 30, 2017	December 31, 2016
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(948,750)	(577,500)
Net	$4,001,250	$4,372,500

NOTE 8 –	Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000 from a local bank with an annual interest rate of 4.25% as of September 30, 2017.

NOTE 9 –	Income Taxes

Income tax expense (benefit) for the three-month and nine-month periods ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current:
Federal	$-	$(249,000)	$3,033	$(816,000)
State	-	-	800	-
Foreign	4,453	-	6,056	-
Total	$4,453	$(249,000)	$9,889	$(816,000)

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax benefit at statutory rate	$(472,974)	$(181,000)	$(1,541,054)	$(651,000)
Net operating loss carryforwards (NOLs)	385,320	-	1,255,500	(345,000)
Stock-based compensation expense	116,900	8,000	386,500	8,000
Amortization expense	4,500	(70,000)	(8,400)	(182,000)
Prepayment from related parties	-	-	-	383,000
Others	(29,293)	(6,000)	(82,657)	(29,000)
Tax at effective tax rate	$4,453	$(249,000)	$9,889	$(816,000)

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 9 –	Income Taxes – Continued

Deferred tax assets (liability) as of September 30, 2017 and December 31, 2016 consist of:

	September 30, 2017	December 31, 2016
Net operating loss carryforwards (NOLs)	$2,079,000	$519,000
R&D expenses	359,000	63,000
Stock-based compensation expense	387,000	8,000
Excess of tax amortization over book amortization	(926,000)	(230,000)
Others	233,000	35,000
	2,132,000	395,000
Valuation allowance	(2,132,000)	(395,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. As of September 30, 2017 and December 31, 2016, the Company had federal NOLs of approximately $4,926,000 and $843,000, respectively, available to reduce future federal taxable income, expiring in 2037. As of September 30, 2017 and December 31, 2016, the Company had State NOLs of approximately $5,121,000 and $1,836,000, respectively, available to reduce future State taxable income, expiring in 2037. As of September 30, 2017, the Company has Japan NOLs of approximately $340,000 available to reduce future Japan taxable income, expiring in 2019.

As of September 30, 2017 and December 31, 2016, the Company had approximately $37,000 and $37,000, of federal research and development tax credit, respectively, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2017 and December 31, 2016, the Company had approximately $39,000 and $39,000 of California state research and development tax credit, respectively, available to offset future California state income tax. The credit can be carried forward indefinitely.

NOTE 10 –	Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2017, there were no preferred stock shares outstanding.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 10 –	Capital Stock – Continued

As of September 30, 2017 and December 31, 2016, the restricted stock shares (after share exchange) consisted of the following:

	September 30, 2017	December 31, 2016
Restricted stock - vested	9,942,050	7,787,490
Restricted stock - unvested	337,688	2,492,248
Total restricted stock	10,279,738	10,279,738

The unvested shares of restricted stock were recorded under deposit liability account awaiting future conversion to common stock when they become vested.

On March 31, 2017, the Company completed its private placement offering of 500,000 common shares at a price of $3 per share for the aggregate amount of $1,500,000.

On June 6, 2017, the Company completed its private placement offering 60,000 common shares at a price of $5.00 per share for the aggregate amount of $300,000. Additionally, on June 6, 2017, pursuant to a settlement and release agreement with Priceplay Taiwan Inc. (“PPTW”) dated March 31, 2017, among the Company, PPTW and Aircom, the Company issued 163,860 shares of its common stock to PPTW in settlement of an outstanding $819,300 obligation of Aircom to PPTW. Additionally, pursuant to a similar settlement and release agreement with Priceplay.com, Inc. (“PPUS”) dated March 31, 2017, the Company issued 147,400 shares of its common stock to PPUS in settlement of an outstanding $737,000 obligation of Aircom to PPUS, and pursuant to a third similar settlement and release agreement with Aircom and dMobile System Co. Ltd. (“dMobile”), it issued 94,220 shares of its common stock to dMobile in settlement of an outstanding $471,100 obligation of Aircom to dMobile. In the aggregate, the Company has issued 405,480 of shares to the three settlement recipients at a price of $5.00 per share for a total value of $2,027,400. Including the 60,000 Shares sold to individuals in the Offering, the Company issued 465,480 shares in total for an aggregate value of $2,327,400.

On July 5, 2017, the Company completed its first closing of a private placement offering in which it sold 5,000 shares of its common stock to Daniel Shih, the Company’s founder, at a price of $5.50 per share for a total of $27,500. The Company conducted additional closings for a total of $1,424,973. The Company is offering a total of 461,819 shares of its common stock at a price of $5.50 per share in this offering for the aggregate amount of $2,540,000 and may conduct additional closings up to that aggregate amount.

3)	Stock Warrant:

As of December 31, 2016, Aircom had issued stock warrants exercisable for $60,000 in value of its common stock to a service provider as payment for services. The stock warrants allow the service provider to purchase a number of shares of Aircom common stock equal to $60,000 divided by 85% of the of the share price paid by investors for Aircom’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. On February 13, 2017, these stock warrants were converted to Aerkomm’s stock warrants pursuant to the Exchange Agreement (see Note 1). For the nine-month period ended on September 30, 2017, Aerkomm issued additional stock warrants exercisable for $60,000 in value of Aerkomm common stock to the service provider as payment for additional services. As of September 30, 2017, the Company cumulatively recorded $120,000 as additional paid-in capital in total with respect to these warrants.

NOTE 11 –	Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih (“Daniel”)	Founder/promoter and shareholder; Aircom’s CEO and Director between February 13, 2017 and April 27, 2017; CFO of Aircom between February 13, 2017 and May 5, 2017
Bummy Wu	Shareholder
Giretsu Shih	President of Aircom Japan
dMobile System Co. Ltd. (“dMobile”)	Daniel is the Chairman
Klingon Aerospace, Inc. (“Klingon”)	Daniel was the Chairman from February 2015 to February 2016
Law Office of Jan Yung Lin	100% owned by Jan
Priceplay.com, Inc. (“PPUS”)	Daniel is the Chairman
Priceplay Taiwan Inc. (“PPTW”)	Parent company of PPUS
Wealth Wide International Ltd. (“WWI”)	Bummy Wu is the Chairman

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 11 –	Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
Rental deposit to Daniel	$2,397	$4,966
Other payable to:
PPTW	$-	$819,300
Klingon	762,000	762,000
dMobile	-	471,100
PPUS	-	737,000
Giretsu Shih	2,131	69,385
Daniel	79,602	49,500
Bummy Wu	-	32,149
W W I	1,800	-
Others	53,735	15,141
Total	$899,268	$2,955,575

b.	For the three-month and nine-month periods ended September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Legal expense paid to Law Office of Jan-Yung Lin	$-	$10,000	$-	$10,000
Rent expense charged by Daniel	$30,690	-	$37,901	-
Rent expense charged by WWI	$1,800	$-	$1,800	$-

Aircom Japan entered into a lease agreement with Daniel between August 1, 2014 and July 31, 2016, which was renewed to expire on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel a rental fee of approximately $1,215 per month.

NOTE 12 –	Stock Based Compensation

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 12 –	Stock Based Compensation - Continued

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $343,835 and $22,600 for the three-month periods ended September 30, 2017 and 2016, respectively, and $1,136,835 and $22,600 for the nine-month periods ended September 30, 2017, respectively, related to such employee stock options.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 12 –	Stock Based Compensation - Continued

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of options granted in 2015 and 2016 under Aircom 2014 Plan and Aerkomm 2017 Plan as follows:

Assumptions
Expected term	3 - 5 years
Expected volatility	40.11 - 59.18%
Expected dividends	0%
Risk-free interest rate	0.71 - 2.30%
Forfeiture rate	0 - 5%

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options granted under the Aircom 2014 Plan as of September 30, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2016	4,139,241	$0.0013	$0.0004
Granted	1,305,166	0.6704	0.2108
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2016	5,444,407	0.1617	0.0508
Granted	-	-	-
Exercised	(19,681)	0.0013	0.0004
Forfeited/Cancelled	(763,418)	0.6550	0.2059
Options outstanding at September 30, 2017	4,661,307	0.0816	0.0256

A summary of the status of nonvested shares under Aircom 2014 Plan as of September 30, 2017 and December 31, 2016 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options nonvested at January 1, 2016	4,139,241	$0.0004
Granted	1,305,166	0.2108
Vested	(2,066,858)	0.0004
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2016	3,377,549	0.0817
Granted	-	-
Vested	(920,522)	0.0537
Forfeited/Cancelled	(763,418)	0.2059
Options nonvested at September 30, 2017	1,693,609	0.0409

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options Aerkomm 2017 Plan as of September 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2017	-	$-	$-
Granted	2,000,000	5.9129	3.5246
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2017	2,000,000	$5.9129	$3.5246

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

NOTE 12 –	Stock Based Compensation – Continued

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of September 30, 2017 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options nonvested at January 1, 2017	-
Granted	2,000,000	$3.5246
Vested	(303,125)	$3.2922
Forfeited/Cancelled	-	-
Options nonvested at September 30, 2017	1,696,875	$3.5661

As of September 30, 2017 and December 31, 2016, there were approximately $3,630,000 and $94,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Aircom 2014 Plan and the Aerkomm 2017 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

NOTE 13 –	Commitments and Contingency

As of September 30, 2017, the Company’s significant commitments and contingency are summarized as follows:

Commitments

1)	The Company has one lease for its Fremont, California office expired in May 2017 and renewed to expire in May 2020. Rental expense for the three-month and nine-month periods ended September 30, 2017 and 2016 were $19,338 and $51,814, $15,618 and $46,854, respectively. As of September 30, 2017, future minimum lease payment is $77,352 for the next twelve-month period ending September 30, 2018.

2)	The company has another lease for its Japan office expiring July 2018. Rental expenses were approximately $8,658 and $25,974 for the three-month and nine-month period ended September 30, 2017, respectively. As of September 30, 2017, future minimum lease payment obligation is $37,400, including the 8% Japan consumption tax, for the next twelve-month ending September 30, 2018.

3)	In March 2017, the Company entered into a satellites service agreement with a Japanese company (Company J). The agreement is effective on March 15, 2017 and will be expired on September 30, 2018. According to the agreement, the Company prepaid a total amount of $285,300 and the deposit of $95,100 in April 2017. The prepayment of $285,300 shall be applied to monthly service charge by Company J based on the term defined in the agreement.

Contingency

The Company entered into a 3-year digital transmission service agreement with Asia Satellite Telecommunication Company Limited (“Asia Sat”) on July 25, 2015. As of March 31, 2017, Asia Sat stipulates that the Company is in debt of $8,013,495 to Asia Sat, which includes unpaid service fees, a default payment in the form of liquidated sum and interest. The default payment includes total future payments of $7,411,616 due through March 31, 2018, subtracting the deposit of $775,000 made to Asia Sat. The Company disagreed with the payable balance of $8,013,495 and had recorded $1,376,879 payable to Asia Sat as of March 31, 2017. On July 25, 2016, Asia Sat commenced arbitration against the Company. On November 21, 2016, the Hong Kong International Arbitration Centre appointed a sole arbitrator to hear the dispute. On January 12, 2017, the Company introduced a counterclaim for misrepresentations made to induce entry into the Agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017. As of September 30, 2017, the Company has accrued the settlement liability and accounted for the net impact of the settlement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary of our company;

●	“Aircom Seychelles” are to Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom;

●	“Aircom HK” are to Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom;

●	“Aircom Japan” are to Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

●	“Securities Act” are to the Securities Act of 1933, as amended.

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

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

●	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	the extent of the adoption of our products and services by airline partners and customers;

●	our ability to implement our technology and upgrades on a timely basis;

●	our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	our ability to manage a rapidly growing company;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

●	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

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

Recent Events

As of June 30, 2017, we had advanced a total of $425,000 (the “Prepayment”) to Aircom Telecom, LLC, a Taiwan limited liability company that is not currently affiliated with us (“Aircom Taiwan”), for working capital, as part of a planned $1,500,000 aggregate equity investment (the “Equity Investment”) in Aircom Taiwan. It is proposed that Aircom Taiwan will act as our agent and operating company in Taiwan. Before Aircom Taiwan can issue equity to us, because we are a “foreign national” under Taiwan law, the Equity Investment must be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan (the “Committee”). We entered into an Equity Pre-Subscription Agreement with Aircom Taiwan dated as of August 13, 2017, to memorialize the terms of the Equity Investment. Subsequent to June 30, 2017, we advanced an additional $35,000 (the “Additional Prepayment” and together with the Initial Prepayment, the “Prepayments”) to Aircom Taiwan for working capital purposes. If the Committee approves Aircom Taiwan’s application to accept the Equity Investment, Aircom Taiwan will be authorized to issue equity to us and we will become the controlling member of Aircom Taiwan. If the Committee rejects Aircom Taiwan’s application, Aircom Taiwan will not be allowed to issue equity to us in exchange for the Prepayments, and, in this case, Aircom Taiwan, most likely, will not be able repay or return the Prepayments to us.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance is driven by various factors that affect the commercial airline industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

●	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	the extent of the adoption of our products and services by airline partners and customers;

●	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

●	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	costs associated with managing a rapidly growing company;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

●	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2017

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Change
	2017	2016	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	1,398,590	680,836	717,754	105.4%
Loss from operations	(1,398,590)	(680,836)	(717,754)	105.4%
Net non-operating income (loss)	(998)	-	(998)	100.0%
Loss before income taxes	(1,399,588)	(680,836)	(718,752)	105.6%
Income tax expense (benefit)	4,453	(249,000)	244,547	(98.2%)
Net Loss	(1,404,041)	(431,836)	(972,205)	225.1%
Other comprehensive loss	(242)	-	(242)	100.0%
Total comprehensive loss	$(1,404,283)	$(431,836)	$(972,447)	225.2%

Sales. Our sales were $0 for both the three-month periods ended September 30, 2017 and 2016 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 for both the three-month period ended September 30, 2017 and 2016 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $718,752 to $1,399,588 for the three-month period ended September 30, 2017, from $680,836 for the three-month period ended September 30, 2016. Such increase was mainly due to increase stock based compensation, payroll and related expenses, consulting fees, go-public expense and satellite service fee of $321,325, $44,877, $107,378, $50,198 and $152,821, respectively, which was offset by the decrease in outsourcing expenses of $129,391.

Net non-operating income (expense). We had $998 in net non-operating income for the three-month period ended September 30, 2017, as compared to net non-operating expense of $0for the three-month period ended September 30, 2016. Net non-operating income in the three-month period ended September 30, 2017 includes a foreign exchange translation gain of $929.

Loss before income taxes. Our loss before income taxes increased by $718,752 to $1,399,588 for the three-month period ended September 30, 2017, from a loss of $680,836 for the three-month period ended September 30, 2016, as a result of the factors described above.

Income tax expense. Income tax expense increased to $4,453 for the three-month period ended September 30, 2017, from the income taxes benefit of $249,000 for the three-month period ended September 30, 2016. The income tax expense for the three-month period ended September 30, 2017 was mainly due to foreign subsidiary’s income tax expenses. The income tax benefit for the three-month period ended September 30, 2016 was because the operating loss reduced the taxable income carried over from December 31, 2015.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $972,447 to $1,404,283 for the three-month period ended September 30, 2017, from a total comprehensive loss of $431,836 for the three-month period ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2017

The following table sets forth key components of our results of operations during the nine-month periods ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	4,735,979	3,255,855	1,480,124	45.5%
Loss from operations	(4,735,979)	(3,255,855)	(1,480,124)	45.5%
Net non-operating income (loss)	25,166	(89,557)	114,723	(128.1%)
Loss before income taxes	(4,710,813)	(3,345,412)	(1,365,401)	(40.8%)
Income tax expense (benefit)	9,889	(816,000)	806,111	(98.8%)
Net Loss	(4,720,702)	(2,529,412)	(2,1,91,290)	86.6%
Other comprehensive loss	(3,596)	-	(3,596)	100.0%
Total comprehensive loss	$(4,724,298)	$(2,529,412)	$(2,194,886)	86.8%

Sales. Our sales were $0 for both the nine-month periods ended September 30, 2017 and 2016 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales was $0 for both the nine-month period ended September 30, 2017 and 2016 as we did not have any sales during the periods.

Operating expenses. Our operating expenses increased by $1,480,124 to $4,736,779 for the nine-month period ended September 30, 2017, from $3,255,855 for the nine-month period ended September 30, 2016. Such increase was mainly due to the increase in stock based compensation, satellite service fees, payroll and related expenses, legal expense, accounting fees, travel expenses and consulting fee of $1,114,235, $651,168, $350,800, $275,743, $304,025, $163,015 and $225,840, respectively, which was offset by the decrease in R&D and outsourcing expenses of $1,578,659 and $190,000, respectively.

Net non-operating income (expense). We had $25,166 in net non-operating income for the nine-month period ended September 30, 2017, as compared to net non-operating expense of $89,557 for the nine-month period ended September 30, 2016. Net non-operating income (loss) in the nine-month period ended September 30, 2017 represents the cancellation of debt from a related party of $26,213, while net non-operating expense in the nine-month period ended September 30, 2016 consisted of $89,559 interest expense.

Loss before income taxes. Our loss before income taxes increased by $1,365,401 to $4,710,813 for the nine-month period ended September 30, 2017, from a loss of $3,345,412 for the nine-month period ended September 30, 2016, as a result of the factors described above.

Income tax expense. Income tax expense increased to $9,889 for the nine-month period ended September 30, 2017, from the income taxes benefit of $816,000 for the nine-month period ended September 30, 2016. The income tax expense for the nine-month period ended September 30, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. The income tax benefit for the nine-month period ended September 30, 2016 was because the operating loss reduced the taxable income carried over from December 31, 2015.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $2,194,886 to $4,724,298 for the nine-month period ended September 30, 2017, from a total comprehensive loss of $2,509,412 for the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $6,566. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Nine Months Ended September 30,
	2017	2016
Net cash used for operating activities	$(2,376,968)	$(667,531)
Net cash used for investing activity	(279,968)	(3,677,337)
Net cash provided by financing activity	2,354,935	4,349,729
Net increase (decrease) in cash and cash equivalents	(302,001)	4,861
Cash at beginning of period	312,173	19,498
Foreign currency translation effect on cash	(3,606)	-
Cash at end of period	$6,566	$24,359

Operating Activities

Net cash used for operating activities was $2,376,968 for the nine-month period ended September 30, 2017, as compared to $667,531 for the nine-month period ended September 30, 2016. The increase in net cash used for operating activities was mainly due to net operating loss, increase in prepaid expenses, prepaid investment, other receivable and decrease in other payable related parties of $4,720,702, $470,606, $460,000, $29,332 and $42,385, respectively, offset by the decrease in deposits, accrued expenses, and other payable of $679,874, $439,606,and $614,799, respectively.

Investing Activities

Net cash used for investing activities for the nine-month period ended September 30, 2017 was $279,968, as compared to $3,677,337 for the nine-month period ended September 30, 2016. The decrease was mainly attributable to purchase of property and equipment during the nine-month period ended September 30, 2016.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2017 was $2,354,935, as compared to $4,349,729 for the nine-month period ended September 30, 2016. The increase was mainly attributable to more proceeds from the issuance of our common stock during the nine-month period ended September 30, 2017.

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

Capital expenditures for the three-month periods ended September 30, 2017 and 2016 were $193 and $1,704 respectively. The decrease in capital expenditures was mainly due to construction in progress during the three-month ended September 30, 2016.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For both of the three-month periods ended September 30, 2017 and 2016, we did not incur any research and development costs.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method over the following estimated service lives: computer equipment – 5 years and furniture and fixtures – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded to construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to non-operating income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended September 30, 2017 and 2016.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2017.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Part I, Item 4 “Controls and Procedures” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and further referenced below, which we are still in the process of remediating as of September 30, 2017, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017, our management identified the following material weaknesses:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2017, we continued to implement the following remedial procedures:

●	In April 2017, we retained Mr. Y. Tristan Kuo as our Chief Financial Officer, who will oversee the improvement of our disclosure controls and procedures, as well as internal control over financial reporting.

●	In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 27, 2016, AsiaSat initiated an arbitration proceeding in the Hong Kong International Arbitration Centre against Aircom, claiming a breach under the Digital Transmission Service Agreement dated July 25, 2015 between AsiaSat and Aircom. AsiaSat claims that Aircom owes it approximately $8.1 million in unpaid service fees, default payments and liquidated damages. Aircom disagrees with the payable balance and believes that it owes AsiaSat approximately $1.3 million in services fees. Aircom has paid AsiaSat $875,000 as security deposit. Aircom further alleges misrepresentation from AsiaSat in entering into the agreement and is actively defending the matter. On November 21, 2016, the Hong Kong International Arbitration Centre appointed a sole arbitrator to hear the dispute. On January 12, 2017, Aircom asserted a counterclaim against AsiaSat for misrepresentations made to induce entry into the agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017. As of September 30, 2017, we have accrued the settlement liability and accounted for the net impact of the settlement.

ITEM 1A.	RISK FACTORS.

One of our suppliers has failed to deliver a key component of our IFEC System and we have terminated our satellite services agreement with another. We cannot be sure that we will be able to find alternative source for this component or for the required satellite services and, as a result, we may not be able to implement our business plan.

The implementation of the Hong Kong Airlines project is conditioned upon VSTC approval from the HKCAD. We and our equipment supplier have submitted the VSTC application to HKCAD but the application process is presently on hold due to the supplier’s failure to deliver a key component of the IFEC system. We do not expect this supplier to be able to delivery this key component and we are actively seeking alternative options to implement the Hong Kong Airline project, including developing necessary equipment or components thereof with other strategic partners. Because we cannot be sure when and if we will be able to obtain the IFEC component for the VSTC approval, we cannot be sure when we will receive approval for the Hong Kong Airlines project, if at all. If we are not able to source this necessary IFEC component, our current agreement with Hong Kong Airlines will not become executable and we will not be able to implement our business plan as currently envisioned.

Additionally, our satellite services agreement with AsiaSat was recently terminated. If we are not able to find a replacement satellite services provider, we will not be able to deliver our service offerings to Hong Kong Airlines even once we receive the VSTC approval from HKCAD. Such a failure would have a negative impact on our business prospects.

For additional information regarding risk factors, please refer to our Registration Statement on Form S-1 filed with the SEC on June 27, 2017, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 5, 2017, we entered into a subscription agreement with Daniel Shih, the founder and an affiliate of the Company, who agreed to purchase an aggregate of 5,000 shares of our common stock, $0.001 par value per share, at a price of $5.50 per share, for an aggregate purchase of $27,500. During the quarter ended September 30, 2017, we entered into additional subscription agreements with shareholders who agreed to purchase an aggregate of 254,086 shares of our common stock at a price of $5.50 per share, for an aggregate purchase of $1,424,973, or $1,452,473 including Mr. Shih’s purchase. These shares were sold in a private placement offering of our common stock, which terminated on October 31, 2017.

The sales of the shares in this offering were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities in this offering represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the certificates evidencing the shares issued in this offering. All purchasers of the securities represented and warranted, among other things, that they were “accredited investors” within the meaning of Rule 501 of Regulation D, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the Company, that they had the ability to bear the economic risks of the investment, and that they had adequate access to information about the Company.

During the three-month period ended September 30, 2017, we did not repurchase any of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2017	AERKOMM INC.

/s/ Peter Chiou
Name: Peter Chiou
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Form of Share Exchange Agreement, dated February 13, 2017, among the Registrant, Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2017)
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 5, 2013)
10.1	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2017)
31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1/32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

