Form 10-K
period 2017-12-31
Aerkomm Inc.
filed 2018-03-19
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-192093

AERKOMM INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3424568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 Incline Way #39, Incline Village, NV 89451

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on The OTCQB Market) was approximately $65,741,478.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 41,460,097 shares of the registrant’s common stock outstanding as of March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2017

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new offerings and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our plans to use the proceeds from this offering;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

This report includes market and industry data that has been obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management’s knowledge of such industries has been developed through its experience and participation in these industries. While our management believes the third-party sources referred to in this annual report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this report or ascertained the underlying economic assumptions relied upon by such sources. Internally prepared and third-party market forecasts, in particular, are estimates only and may be inaccurate, especially over long periods of time. Furthermore, references in this report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this report.

ii

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary of our company;

●	“Aircom Seychelles” are to Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom;

●	“Aircom HK” are to Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom;

●	“Aircom Japan” are to Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom;

Stock Split

On January 9, 2017, we completed a 1-for-10 reverse split of our issued and outstanding common stock. Accordingly, all share and per share information in this report has been adjusted to give retroactive effect to such reverse split.

iii

PART I

ITEM 1.	BUSINESS.

Overview

With advanced technologies and a unique business model, we, as a service provider of in-flight entertainment and connectivity, or IFEC, solutions, intend to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as a seat-back display, as well as on passengers’ personal devices. We also expect to provide content management services and e-commerce solutions related to our IFEC solutions.

We plan to partner with airlines and offer airline passengers free IFEC services. We plan to generate revenue through advertising and in-flight transactions. We believe that this is an innovative approach that differentiates us from existing market players.

To complement and facilitate our planned IFEC service offerings, we intend to build satellite ground stations and related data centers within the geographic regions where we expect to be providing IFEC airline services. Initially, we are planning to build our first ground station and data center in the Asia region, subject to the availability of sufficient capital and an appropriate ground location.

Our Corporate History and Structure

We were incorporated in the State of Nevada on August 14, 2013 under the name Maple Tree Kids, Inc. We were incorporated in order to acquire by merger all of the limited liability company interests of Maple Tree Kids LLC, a Vermont limited liability company, or MTK LLC, which was completed on September 27, 2013. Our company was the surviving company in the merger and the separate existence of MTK LLC ceased and we succeeded to all of the assets of MTK LLC as a result of the merger. Upon completion of the merger, we were initially engaged in the business of selling infant and toddler products through the internet.

On December 28, 2016, Aircom purchased 700,000 shares of our common stock held by Ms. Irina Goldman, our then sole director, officer and principal stockholder, for $320,000, pursuant to a stock purchase agreement among Aircom, Ms. Goldman and our company dated as of that date. Such shares represented approximately 86.3% of our issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Aircom became the controlling stockholder of our company.

On January 10, 2017, we changed our name to Aerkomm Inc. in anticipation of our new business.

On February 13, 2017, we acquired all of the issued and outstanding capital stock of Aircom in exchange for 40,000,000 shares of our common stock. In addition, at the closing of the acquisition, Aircom returned all 700,000 shares of our common stock held by it and we immediately cancelled such shares. As a result of this transaction, Aircom became our wholly-owned subsidiary and the former shareholders of Aircom became the holders of approximately 87.81% of our issued and outstanding capital stock on a fully-diluted basis. For accounting purposes, the share exchange transaction with Aircom was treated as a reverse acquisition, with Aircom as the acquirer and our company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the acquisition, we are referring to the business and financial information of Aircom and its consolidated subsidiaries.

Following the consummation of this acquisition, we discontinued our business of selling infant and toddler products through the internet and instead solely engaged in the business of providing IFEC solutions through Aircom.

Upon the closing of the reverse acquisition on February 13, 2017, Mr. Jeffrey Wun, our sole director and President, Treasurer and Secretary, resigned from his positions as President, Treasurer and Secretary. On the same date, the following persons were appointed to our board of directors: Peter Chiou, Jan-Yung Lin, Colin Lim and Barbie Shih. In addition, Peter Chiou was appointed as our Chairman, Chief Executive Officer and President.

On December 29, 2017, stockholders of the Company holding 33,230,902 shares of the Company’s outstanding common stock, or approximately 80.15% of the outstanding common stock of the Company, voted by written consent in lieu of an annual meeting to elect the following six (6) persons to the board of directors of the Company to serve until the Company’s next annual meeting or until their resignations are duly tendered and accepted: Jeffrey Wun, Jan-Yung Lin, Colin Lim, Raymond Choy, Chih-Ming (Albert) Hsu, and James J. Busuttil. Peter Chiou, Barbie Shih and Robert Lu were not re-elected to the Company’s board of directors under the stockholders’ written consent in lieu of annual meeting.

On December 30, 2017, the Company’s board of directors by unanimous written consent appointed Mr. Jeffrey Wun as President and Chief Executive Officer of the Company, effective December 31, 2017. Mr. Chiou resigned from these positions, effective December 31, 2017, and is expected to become a consultant to the Company for a short period of time. On January 22, 2018, our board of directors appointed Mr. Wun as its chairman.

We are a holding company. All of our business operations are conducted through Aircom and its subsidiaries. The chart below presents our corporate structure as of the date of this report:

On October 13, 2016, Aircom acquired Aircom HK for $100,000. Aircom HK is a Hong Kong limited company formed on October 3, 2008 as Yanwei Information Technology Limited. Aircom HK changed its name to Dadny Inc Limited on July 22, 2015 and changed its name again to Aircom Pacific Inc. Limited on July 22, 2015. Aircom HK is in charge of all of Aircom’s business and operations in Hong Kong and China. Aircom HK is applying for, and will be the holder of a Validation of Supplemental Type Certificate, or VSTC, issued by the Hong Kong Civil Aviation Department, or HKCAD. Presently, Aircom HK’s primary function is business development, both with respect to airlines as well as content providers and advertising partners based in Hong Kong and China. It is also actively seeking strategic partnerships in those areas, through which Aircom may leverage its product offerings to provide enhanced services to prospective customers. Aircom also plans to provide local support to Hong Kong-based airlines via Aircom HK and Aircom HK owned teleports located in the Hong Kong areas.

On December 12, 2016, Aircom acquired Aircom Japan for $600,000. Aircom Japan was formed under the law of Japan on August 29, 2011 as Dadny (Japan) Inc. and changed its name to Aircom Japan, Inc. on July 1, 2016. Aircom Japan is responsible for Aircom’s business development efforts and general operations located within Japan. Aircom Japan is applying for, and will be the holder of, a Satellite Communication Blanket License, which is necessary for Aircom to provide services within Japan. Aircom Japan will also provide local support to airlines operate within the territory of Japan. We do not expect to be in a position to successfully launch our service offerings in Japan until sometime in 2019.

Aircom Seychelles was formed by Aircom under the laws of Seychelles on December 15, 2009 as Gulach Ltd. and changed its name to Aircom Pacific Ltd. on August 19, 2014. Aircom Seychelles was formed to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aircom Seychelles has no operations. Aircom is working with corporate and tax advisers in finalizing its global corporate structure and has not yet concluded its final plan of organization.

Aircom Taiwan, which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. During the first two quarters of 2017, Aircom advanced a total of $425,000 to Aircom Taiwan, which was not during that time affiliated with Aircom, for working capital, as part of a planned $1,500,000 aggregate equity investment in Aircom Taiwan. Before Aircom Taiwan could issue equity to Aircom, because Aircom was a “foreign national” under Taiwan law, the investment must be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan, or the Committee. Aircom entered into an Equity Pre-Subscription Agreement with Aircom Taiwan on August 13, 2017 to memorialize the terms of the proposed investment. Subsequent to June 30, 2017, Aircom advanced an additional $25,000 to Aircom Taiwan for working capital purposes. On December 19, 2017, the Committee approved Aircom’s initial equity investment (valued as of that date at NT$15,150,000, or approximately US$500,000) and the purchase of the founding owner’s total equity of NT$100,000 (approximately US$3,350). As a result, Aircom Taiwan became a wholly owned subsidiary of Aircom.

Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.  We are currently planning to locate the site of our first ground station in Taiwan and we expect that if we raise sufficient funds to move forward with this project (although that cannot be guaranteed), Aircom Taiwan will play a significant role in building and operating that ground station.

Our Industry

According to William Blair’s equity report titled “The Internet of Everything,” dated January 30, 2017, commercial in-flight connectivity, or IFC, is a rapidly growing $6 billion market. Global industry penetration of commercial aircraft installed with IFC has grown from less than 1% in 2008 to 25% in 2016, with the expectation of 60%-plus by 2022. Industry growth should occur from not only increased penetration, but also expected increases in the average revenue generated per aircraft.

The global IFEC market is expected to experience high growth due to factors such as aircraft expansion, increasing passenger rates, rising penetration rates, and technological advances. The global IFEC market revenue was forecasted to grow at a compound annual growth rate of 49.7% (2013 Global Industry Analyst Report). The Asia Pacific region is expected to experience more rapid growth because of the demand from a huge population. Boeing estimates that commercial aircraft will increase from 22,510 planes in 2015 to more than 45,000 in 2035, according to its 2016 market report.

Our Business Model

We believe that our business model sets us apart from our competitors. We combine cutting-edge connectivity technology with a unique content-driven approach. Traditionally, providers of in-flight connectivity focus primarily on the profit margin derived from the sale of hardware to airlines and of bandwidth to passengers. Both airlines and passengers have to “pay to play,” which results in low participation and usage rates. We break away from this model and set a new trend with our business model, under which neither airlines nor passengers need to pay for products or services. Furthermore, our business plan will provide our future airline partners with an opportunity to participate in our revenue sharing model. Taken together, this novel approach creates incentive for the airlines to work with us while driving passenger usage rates to levels management believes could reach 90% or more, considering the fact that many passengers now carry more than one smart device.

Our main source of revenue is expected to be derived from the content channeled through our network. In other words, we plan to use connectivity as a tool rather than as a commodity for sale, which we believe will allow us to achieve a greater return. By providing free connectivity and a large volume of content, we believe that we will generate a multiplying effect that will result in a value that exceeds the “sum of its parts.” Through our extended products, continuously expanding content network, and integrated service, we expect to deliver a total end-to-end solution for our customers, along with uninterrupted professional and social life to passengers during air travel.

We expect that our business will generate revenue primarily through revenue sharing with select partners. Our revenue partners include Internet companies, content providers, advertisers, telecom service providers, e-commerce, and premium sponsors. In addition, we expect to generate income from selling premium access passes to frequent flyers which would enable the holders to access our network with less restrictions and fewer interruptions from advertisement.

We expect to launch our business offerings in 2018, initially in China or Southeast Asia. We may expand our operations to other international markets if we determine that we can compete in such markets.

Our IFEC Solutions

We plan to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include WiFi, cellular, movies, gaming, live TV, and music. We plan to offer our services through both built-in in-flight entertainment systems, such as a seatback display, as well as on passengers’ personal devices. We also plan to provide related content management services and on-board e-commerce solutions.

Our Connectivity Solutions

We expect to bring connectivity on-board aircraft with communication satellites. As depicted in the diagram below, aircraft equipped with connectivity instruments can communicate with satellites via an airborne antenna. The satellite then relays the information to a ground station, which is equipped with a high-power satellite dish and is connected to the internet through our proprietary ground system.

Satellites can communicate on different microwave frequency bands. The higher the frequency, the faster the rate at which data transmits. However, higher frequency waves are more susceptible to interference from the environment, such as rain fade. Most in-flight connectivity systems currently rely on the Ku-band for communication, though many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. However, there are few Ka-enabled satellites, which limits the coverage area. We are developing a hybrid Ka/Ku satellite communication system that enables a high throughput where Ka-band coverage is available and offers global coverage where it is not. Our policy engine will make near real-time decisions based on best available bandwidth to choose between Ka and Ku-bands. In an area where Ka and Ku-band coverage overlaps, our airborne system can use both Ka and Ku-band bandwidth or choose the best option based on capacity, cost, and loading. It can also roam seamlessly between Ka and Ku-band satellites when the aircraft is moving in to or out of the Ka-band coverage area.

Our dual band system architecture brings our airline customers and their passengers the benefits of both Ka and Ku-band satellite technology. The Ka-band increases data throughput, while the Ku-band offers reliable service outside of the Ka-band coverage area or when Ka-band is not available due to weather or other interference.

In July 2015, we entered into a digital transmission service agreement with Asia Satellite Telecommunications Company Limited, or AsiaSat, for use of its AsiaSat 7 and 8 satellites, which provide access to both Ku and Ka-bands in China and Southeast Asia, for the provision of telecommunication services, including internet service. This agreement runs for a period of three years from its date of commencement, December 31, 2015. We paid AsiaSat a deposit of $775,000, which will be held by AsiaSat as security for our payment obligations and which AsiaSat may apply towards any defaults in such obligations. We are required to pay AsiaSat an annual service fee of $3,100,000, on a quarterly basis. The contract was subsequently suspended and both sides reached a settlement with respect to the Agreement in July 2017.

In March 2017, we entered into a Master Service Agreement with SKY Perfect JSAT Corporation for use of its JCSAT-2B/Asia Beam Ku-band satellite telecommunication services, teleport services and housing services. The agreement’s initial term runs for a period of three years from its commencement date of April 15, 2017, subject to the receipt of all governmental licenses and approval, and will continue be effective provided any of the services continues after the initial term. We are required to prepay $285,300 and a security deposit plus applicable Japanese consumption tax upon commencement date.

We are actively working with other satellite providers in order to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia Pacific region.

We plan to provide airline partners with the equipment necessary for in-flight connectivity, which is to be installed by the maintenance, repair, and overhaul service provider, or MRO, selected by the airline. The main components of each installation kit include a radome, one antenna each for Ka and Ku-band, a modem, servers, and wireless access points, among others. The complete bill of materials encompasses more than 5,000 individual parts and components. All components of the installation kit will require an Supplemental Type Certificate, or STC, from the U.S. Federal Aviation Administration, or FAA, or its equivalents in the relevant jurisdiction. For aircraft outside of the FAA’s jurisdiction, an additional VSTC for the jurisdiction is required. Each aircraft type requires its own STC and VSTC as needed. For example, a STC for an Airbus A320 would not permit us to install the same equipment onboard a Boeing 737.

On October 15, 2014, our subsidiary, Aircom, entered into an agreement with dMobile System Co., Ltd., or dMobile, a Taiwanese corporation whose Chairman of the Board is Daniel Shih, our co-founder, a former material beneficial owner of our common stock and the husband of Barbie Shih, one of our former directors, for the delivery to dMobile of ground station equipment to be resold to Priceplay Taiwan Inc., or PPTW, of which Mr. Shih may be a deemed beneficial owner. According to the terms of this agreement, the purchase price for the initial system was $10,202,455, which was reduced to $6,980,000 on March 10, 2015. We delivered the initial system to dMobile on October 20, 2015 and the purchase price receivable from dMobile was offset by our payable to dMobile for a certain software purchase and a portion of the $1,000,000 prepayment dMobile paid towards the ground station equipment purchase price, leaving a balance owed by Aircom to dMobile of $471,100. In March 2017, due to changes in ground station equipment technology, both parties mutually agreed to terminate the contracts between them and dMobile agreed to accept 94,220 shares of our common stock in settlement of the $471,100 balance. For a more detailed discussion of this settlement agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

We will work with our hardware providers to obtain the necessary STCs or VSTCs for individual aircraft types. We will also provide training and technical support to each airline’s MRO services provider(s) for the installation of our equipment. Such support will also include technical, management, and operational support, with 24/7 network monitoring of the performance of each aircraft’s equipment.

Our Content Solutions

Traditionally, airlines view in-flight entertainment content as a budgeted expense for which they have to pay hefty royalties. With our business model and technologies, we are able to transform in-flight entertainment into a source of revenue for our airline customers. We are teaming up with our current and future prospective airline customers to provide free onboard Wi-Fi services to passengers, which allows us to maintain data traffic control, specifically in terms of blocking or placing advertisements as needed and inserting targeted commercials.

Premium Content Sponsorship

Recently, merchants have begun to take advantage of in-flight connectivity. In May of 2015, Amazon announced its plan to sponsor free video and music streaming for its Prime Video subscribers onboard JetBlue’s planes. The Amazon and JetBlue partnership is a paradigm of a win-win affiliation between an Internet powerhouse and a provider of in-flight connectivity. Amazon gained a platform through which it could display its premium subscription services and expanded its distribution network, while JetBlue generated significant revenue simply by making its in-flight connectivity available to Amazon.

The Amazon-JetBlue partnership is only one of many examples whereby an Internet company can vastly increase its competitive edge by gaining access to in-flight connectivity. We seek to exemplify this type of relationship through collaboration with major Internet companies, such as a search engine company. We plan to promote the partner’s brand through its in-flight services by channeling all searches to the partner’s search engine. By designing the user interface around the partnered company, we can present passengers with an on-screen environment populated by its apps, logos, and colors, providing a powerful marketing tool for the company. We can also enhance recognition of our sponsors’ brand by creating a list of portals on the in-flight system’s home screen, which leads to each sponsor’s individual page where passengers can resume their normal entertainment, social, and professional activities.

We are actively negotiating with Internet content providers to establish premium sponsorships. We have entered into a memorandum of understanding with Yahoo! to provide bandwidth sponsorship with branding potential.

Live TV

We are negotiating with television providers along our airline partners’ flight routes to make live TV available through our IFEC system. Airlines can select live TV channels that are appropriate for each flight route. An Electronic Program Guide channel listing will be available for easy viewing and selection.

Several revenue sources will be available for live TV broadcasting, including commercials before and during programs, and banners at the bottom of the screen. Banner advertisements at the bottom of the screen can be interactive which will generate pay per click, or PPC, or cost per click, or CPC, revenue in addition to the lower priced cost per thousand impressions, or CPM, revenue. In addition, we could receive sponsorship premiums from select TV programs, such as pay-per-view and shopping channels.

Social Media and Instant Messaging

We have firewalls in place both on the ground and in the air. These, in combination with our policy enforcement software, allow us to filter, classify, block, or forward services in accordance to our service and quality policies. We can control the flow of traffic for each individual application, enabling us to use a white list model through which social media and instant messaging partners can provide their users with onboard access by paying an annual fee.

We are in active discussions with Line, WeChat, WhatsApp, and other social media partners regarding an annual premium fee in exchange for user access to their applications and services during air travel. The access to other networks may be limited to a single direction or blocked entirely. For example, we could allow the users of a non-paying instant message service to receive, but not send, instant messages. When a user tries to respond to a received message, the system would present a pop-up message encouraging the user to urge the service provider to enter into a relationship with us.

Airlines can select movies, videos, and other content for their passengers through our content management system. The management system will tailor content suggestions according to the flight route and destination and automatically upload selected content to an onboard server while the aircraft is on the ground. This creates a cache that allows in-flight viewing in areas with limited or no satellite bandwidth connectivity. For premium content, we may maintain a live connection with the providers’ network for accounting and digital rights management purposes.

Video/Content on Demand

Content that is available to passengers for free will generate advertising-based revenue through commercials before and during the programming, as well as through banners advertisements. Passengers can choose to pay for premium content, such as first-run movies where available. For programming of all types, our partnered advertising agents can integrate appropriate and effective advertisements targeted to the viewer. Prior to the start of any program, users will be required to view a commercial with a length determined by the duration of the selected program. Passenger may not skip or close this commercial without closing out of the program. We can place similar advertisements before games or radio programs and during online duty-free shopping.

Frequent flying passengers will be able to purchase a premium package to allow access to unlimited movies, games, and other entertainment contents with no layered advertising. These packages will include day, trip, monthly, and annual based membership.

Search Engine

In this information age, people often refer to the Internet for information, yet few individuals are aware that every Internet search they perform generates revenue for the search engine company. Search engine providers, such as Google, Bing, and Yahoo, sell keywords, page ranking in search results, advertisement placement, and other related services. The revenue generated by a search engine fluctuates in relation to its volume of activity. We will manage search engines on a white list basis, which means that the in-flight connectivity system will only permit traffic to and from approved search engines to go through. If a passenger performs a search on a search engine that is not partnered with us, the search will be redirected to one that is.

We plan to enter into an agreement with search engine partners to share the revenue generated from passengers’ searches. As discussed under “Premium Content Sponsorship” above, we may grant exclusivity to a particular search engine provider that is a premium sponsor. Such exclusivity may be specific to certain airlines or routes.

Internet Advertising Replacement

We have invested millions of dollars in airborne satellite infrastructure in order to deliver Internet access to passengers. In the Internet traffic, more than 50% of bandwidth is consumed by advertisements in the data stream. In order to streamline bandwidth usage, our ground system will detect advertisements from a webpage and replaces them with advertisements from our advertisers or partners. We will work with Internet advertisers to present advertisements that are relevant to passengers’ interests. This system enables our partners to place their advertisements accordingly and generate revenue for both parties. These industry-leading advertisers offer destination-specific commercials and banners, which can be placed in the in-flight entertainment system and in apps and portal on personal devices. By utilizing these commercial agents to sell ad space on these systems, we plan to cover all marketable areas, expanding sales opportunities and increasing revenue.

With online advertisement utilizing both CPM and CPC models, we are able to capitalize on virtually all available ad space and work with any advertising partner.

Online/Streaming Gaming

We will make it possible to stream console-quality games in the cabin. Through gaming content partnerships, we will be able to offer PlayStation, Xbox, and other console games. Passengers will be able to play popular games from their personal device or in-flight entertainment system, invite friends to play over the network, and save their gaming data for continued play on the ground, which require high speed network in order to play those interactive action games. Our online gaming service will bring our passengers a gaming experience never seen before. We expect to generate revenue from advertisements, including banners and commercials, and from fees for premium games or sales of access passes.

Telecommunications Text Messaging Services

Through strategic partnerships with telecommunication providers, we will allow passengers to use 4G messaging services while in flight. Our in-flight system will detect whether the passenger is using a partner carrier’s network and will deliver or block messages to and from a passenger’s mobile phone accordingly. For those using a non-partner’s network, the system will urge the passenger to request that their service provider join our network. These passengers can also purchase a premium package to enable the text message service.

Destination-Based Service

With flight route and passenger information, our partners will be able to offer destination-specific merchandise and services, including hotel and rental car bookings, transportation arrangements, restaurant reservations, local tours, and ticket purchases. Travel insurance may be offered on the flight. By signing up with service partners in the region, we will share the transaction-based revenue by a fixed dollar amount or percentage of the transaction.

In-flight Trading

We have found that in-flight connectivity allows travelers to make better use of their travel time. With the uninterrupted broadband available onboard, passengers can conduct business with professionalism and ease. One example of this benefit is that we plan to collaborate with trading partners to offer financial trading services and charge a processing fee when a passenger conducts a trade in-flight.

Black Box Live

For reasons of flight safety, a flight recorder, commonly known as a black box, is required on every aircraft over a certain size. The flight recorder records data with respect to the various status of the flight and stores the data on a magnetic tape or solid-state disk with special coding. After retrieving the relevant information from the device, an individual can decode the data and learn what the aircraft encountered during the flight. This makes it possible to determine the potential causes of an accident. When the black box is needed, the aircraft has likely suffered an accident. A massive impact or explosion accompanies most airplane crashes, thus requiring the flight recorder to be shockproof and fire resistant. As the majority of aviation accidents happen over an ocean, the flight recorder must also be waterproof and corrosion-resistant to avoid being damaged by salt water. Despite advancements in flight recorder design and the continual improvement of the strength of its materials, records show that a large number of flight recorders were damaged and unreadable following accidents, if not lost altogether. For this reason, effective, real-time storage of in-flight data is beneficial for deducing the cause of aviation crashes and preventing them from happening again.

With this new product, Black Box Live, we expect to provide a system of real-time flight information back-up which is aimed at advancing flight safety. Under strict security measures, this new product will securely stream the flight data and crewmembers’ cockpit voice records to our cloud for airlines and authorized individuals to access and monitor. Black Box Live is in the early stages of development and, at this time, we cannot assure you when this product will reach market, if at all.

AirCinema

Our planned AirCinema solution is designed to transfer passengers’ visual and audio experience. Traditional built-in in-flight entertainment systems, in particular those in the economic cabin, are confined to very small screen and primitive audio sound. Our planned AirCinema utilizes the pico projector technology to bring supersized screen display onboard airplanes without incurring outrageous costs or adding significant weight. AirCinema will aim to deliver a screen size of up to 20” in economy seats and even bigger screen in business or first-class cabins. With such screen sizes, it will be possible for AirCinema to obtain IMAX certification. Moreover, AirCinema will be capable of providing full HD 3D Cinema experience in-flight. In addition, AirCinema will incorporate a special designed head rest with embedded speaker arrays that will deliver THX surround sound without headphones. We plan to qualify AirCinema for a theater license, which would enable us to provide first-run theater only movie titles and sell movie tickets on pay-per-view basis. Our satellite-based connectivity system could stream the movie title from ground to aircraft and simultaneously provide digital rights management, which is a prerequisite of showing a theater-only movie title. AirCinema will transform airline coach seating into theater seating and the passengers could enjoy movies with the same look and feel of sitting in a movie theater.

Aircom entered into a development agreement with Priceplay.com, Inc., or PPUS, a California corporation whose chairman is Daniel Shih, our co-founder, a former material beneficial owner of our common stock and the husband of our former director, Barbie Shih, for development of airplane passenger seats incorporating our AirCinema technology which we were to sell to PPUS and the delivery by PPUS to us of two prototype three-seat rows of seats for economy cabins. In March 2017, PPUS and Aircom mutually agreed to terminate the remainder of this contract due to changes in related technology and PPUS’ exit from this segment of the IFEC business. We will resume the development of this product upon the availability of certain new technology and additional funding. We cannot assure you at this time that we will be able to complete development of this new product offering. In settlement of the agreement with PPUS, we agreed to convert PPUS’ remaining prepayments to us of $737,000 into a subscription for 147,400 shares of our common stock. For a more detailed discussion of this settlement agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Yacht Communications

We have begun to develop new equipment and services to provide satellite communications to yachts, initially in the East Asia market. Our new yachts service will utilize the same satellite communication infrastructure we have developed for IFEC. We are currently in the customer demonstration stage with our yacht satellite communications equipment and services. We cannot be sure at this time that we will be successful developing or marketing this yacht product offering.

Satellite Ground Stations and Data Centers

We plan to build a satellite ground station and a data center in Asia region to support our operations in that region.

A ground station’s main purpose is to establish telecommunication links with satellites.  It houses satellite antennae and other communication equipment.  Satellite antennae must be located within the coverage of the satellites being used.  Ground station satellite antennae are substantial in size, generally between 20 to 30 feet (7 to 9 meters) in diameter.  As we expand our operation, we expect to have multiple dish antennae connecting to various satellites.  Due to the strong electromagnetic radiation emitted by the antennae, a ground station must be located in rural or industrial areas and it requires a substantial setback zone around the ground station.

Since our IFEC business model will require collecting and processing large amounts of data, it will be beneficial for us to have access to a high capacity data center for the storage and processing of big data.  Such a data center should be built within the same region of, and close to, the ground station, because of synergies and technical advantages such as shorter network latency and cost savings in ground links between the ground station and data center. We expect that building our own satellite ground stations and data centers will, in the long run, create economic efficiencies and operational independence.

We are actively searching for appropriate sites for our first ground station and data center in the Asia region.

Our Contracts with Airline Partners

In June 2016, we entered into a master agreement with Hong Kong Airlines Limited, a Hong Kong based airline, or Hong Kong Airlines, to install IFEC systems on-board their aircraft. Also party to this agreement is Klingon Aerospace Inc., formerly known as LUXE Electric Co., Ltd., a Taiwanese corporation, or Klingon, our product development partner and value-added reseller in the region where Hong Kong Airlines operates. Daniel Shih, our co-founder, was Chairman of Klingon from February 2015 to February 2016, and Peter Chiou, our former Chairman, Chief Executive Officer and President, was Chief Executive Officer and President of Klingon from March 2015 through April 2016, prior to his joining our company in February 2017.

The implementation of the Hong Kong Airlines project is conditioned upon VSTC approval from the HKCAD. We and our equipment supplier have submitted the VSTC application to HKCAD, but the application process is presently on hold due to the supplier’s failure to deliver a key component of the IFEC system. Presently, we do not expect the supplier to be able to delivery such key component. As a result, we are actively seeking alternative options to implement the Hong Kong Airline project, including developing necessary equipment or components thereof with other strategic partners. Because we cannot be sure when we will be able to obtain the IFEC equipment for the VSTC approval, we cannot be sure when we will begin to generate revenues from the agreement with Hong Kong Airlines, if at all.

Until such time as all approvals from the HKCAD have been received, our agreement with Hong Kong Airlines only expresses the parties’ desires and understandings and will not create any legal rights, liabilities or responsibilities whatsoever and will not be legally binding on us or Hong Kong Airlines. There can be no assurance as to when we will receive the required HKCAD approvals.

Additionally, we had expected that our services would be provided to Hong Kong Airlines through AsiaSat pursuant to the terms of our agreement with AsiaSat. Now that our agreement with AsiaSat has been terminated, we will have to find a replacement satellite services provider for our future arrangement with Hong Kong Airlines. We may not be able to find a replacement of AsiaSat on reasonable terms, if at all.

We plan to enter into business agreements with additional airline partners that will allow our satellite equipment and/or entertainment services to be installed, and our services provided, on their aircraft. Under these agreements, we expect that the airlines will commit to have our equipment installed on some or all of the aircraft they operate, and we will commit to provide passenger connectivity and/or entertainment services on such aircraft and to remit to the airlines a specified percentage of the revenue that we generate. We will have the exclusive right to provide Internet connectivity services on these aircraft throughout the term of the agreement in contracts with airline partners. Depending on the contract, installation and maintenance services may be performed by us and/or the airline. These agreements will also vary as to who pays for installation and maintenance of the equipment.

Arrangements with Our Business Partners

Yahoo MOU: On January 19, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Yahoo MOU, with Yahoo! Hong Kong Limited, or Yahoo, pursuant to which, the parties intend to collaboratively market and provide their products and services to commercial airlines in Asia. Through its affiliates, Yahoo provides customers internet related services including software, content, communications, media and commerce services. According to the Yahoo MOU, Yahoo intends to use our in-flight entertainment and connectivity system, or IFEC, to provide in-flight services to its customers. By 2018, through co-marketing and co-branding with Yahoo, we expect to install IFEC on at least 50 aircraft in Asia. In addition, the parties intend to collaborate on destination-based marketing and develop a revenue-share scheme on the advertising revenue arising from the in-flight services. We expect that Yahoo will be the exclusive provider of pre-roll video ads on our IFEC in exchange for committed revenue from Yahoo. The parties further intend to collaborate and develop the necessary interface to support interaction and/or integration between our backend and each of Yahoo’s websites and Yahoo’s applications. All present and future intellectual property rights related to IFEC are expected to solely belong to us or the third-party or third parties from whom we obtained the right to use. The Yahoo MOU has a term of two years unless otherwise modified or terminated by the parties. This MOU expired on January 19, 2018 and we are working with Yahoo! Hong Kong to extend this MOU.

LeTV MOU: On January 29, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the LeTV MOU, with LeTV Cloud Computing Co., Ltd, or LeTV, pursuant to which, the parties intend to collaboratively market and provide their respective products and services to commercial airlines in Asia. LeTV is a public company in China that provides internet related services including video streaming, software and content to its customers. According to the LeTV MOU, LeTV intends to use our IFEC to provide in-flight services to its customers. By 2018, through co-marketing and co-branding with LeTV, we expect to install IFEC on at least 50 aircraft in Asia. The parties also intend that all present and future intellectual property rights related to IFEC will solely belong to us or the third-party or third parties from whom we obtained the right to use. The LeTV MOU has a term of two years unless otherwise modified or terminated by the parties. This MOU expired on January 29, 2018, and the Company is currently negotiating with LeTV to extend this MOU.

India MOU: On June 16, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the India MOU, with Nelco Limited, or NELCO, and NELCO’s wholly owned subsidiary, Tatanet Services Limited, or TNSL, pursuant to which, the parties intend to collaboratively market and provide their products and services to commercial airlines in India. NELCO and TNSL are both Indian companies that provide satellite communications services in India and its surrounding regions. Under the terms of the India MOU, the parties intend to jointly market our IFEC and provide in-flight services to commercial airlines in India. The parties expect to apply respectively for regulatory approvals in India as may be required for the airworthiness certificate. In addition, the parties intend to collaborate on technical and business assessment to incorporate our IFEC with NELCO’s and TNSL’s services and contents to the mutually agreed customers. The India MOU has a term of two years unless otherwise modified or terminated by the parties.

Malta MOU: On October 28, 2017, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Malta MOU, with PanAfriqiyah, a company organized under the laws of Malta, pursuant to which the parties intend to collaboratively market and provide their products and services to passengers of a Malta-based airline fleet. Under the terms of the Malta MOU, the parties intend to develop, install and operate in-flight connectivity systems onboard the Malta-based airline fleet and provide related services to its passengers.

Onurair MOU: On March 1, 2018, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Onurair MOU, with Onurair Tasimacilik A.S., a company organized under the laws of Turkey, pursuant to which the parties intend to collaboratively market and provide their products and services to passengers of the Turkey-based airline fleet. Under the terms of the Onurair MOU, the parties intend to develop, install and operate in-flight connectivity systems onboard the Turkey-based airline fleet and provide related services to its passengers.

Global Eagle LOI: On September 26, 2017, Aircom entered into a nonbinding letter of intent, which we refer to as the Global Eagle LOI, with Global Eagle Entertainment Inc., or Global Eagle, for the development, installation and operation of certain IFEC services on selected aircraft of Malindo Airways Sdn. Bhd. Global Eagle and its affiliates are in the business of developing and manufacturing IFEC systems and solutions, including hardware, software, installation, networks services, content delivery and related services. Malindo Air is a Malaysia-based airline that operates a network of scheduled regional passenger services throughout Malaysia and to over 40 destinations. According to the Global Eagle LOI, the parties intend to develop, install and operate an IFEC system to provide onboard Wi-Fi services and content delivery on 64 aircraft of Malindo Air. The parties plan to collaborate on technical and business assessments to best combine Global Eagle’s onboard equipment and ground management systems, Global Eagle’s entertainment portal and related billing and authentication services, and our IFEC system to provide IFEC services to Malindo Air. We are expected to fund the capital expenditure for this project, including initial nonrecurring engineering, equipment and satellite bandwidth costs while Global Eagle intends to fund the operational expenditures for this project including network and bandwidth costs. In addition, until December 31, 2017, we may not directly or indirectly enter into or continue discussions with any party operating in the business of providing products and services similar to the in-flight entertainment and/or connectivity products offered by Global Eagle, in each case for the benefit of Malindo Air. This exclusivity restriction does not apply to negotiations and discussions with respect to the provision of services or products to any persons other than Malindo Air.

Airbus S.A.S. MOU: On March 7, 2018, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Airbus MOU, with Airbus S.A.S., a company organized under the laws of France, for the development by Airbus of a complete solution relating to the installation of Aircom’s IFEC system on Airbus single aisle aircraft and the procurement by Airbus of the relevant regulatory certifications.

All of the above memorandums of understanding, or MOUs, and the Global Eagle LOI are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs and the Global Eagle LOI would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to enter into such definitive agreements or receive the required governmental approvals. If for whatever reason the transactions contemplated by the MOUs and the Global Eagle LOI do not proceed, our results of operations and financial condition could be materially adversely affected.

Product Development, Manufacturing, Installation and Maintenance

On March 9, 2015, we entered into a 10-year purchase agreement with Klingon, pursuant to which we agreed to sell our in-flight connectivity systems to Klingon for joint development and resale to Hong Kong based airlines under the brand name Aircom4U. In accordance with the terms of this agreement, Klingon agreed to purchase from us an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. To date, we have received $762,000 from Klingon in milestone payments towards the equipment purchase price.

Klingon may, at its option, purchase additional onboard system packages in connection with the marketing of the Aircom4U business. In furtherance of this arrangement, Klingon is a party to our agreement with Hong Kong Airlines. We expect Klingon to purchase additional onboard systems for resale to Hong Kong Airlines once our VSTC is approved by the HKCAD, although we can give no assurance as to when this will take place, if at all.

Because of the delay by our onboard system equipment supplier for the approval of the VSTC from the HKCAD, we have not been able to deliver to Klingon a ready for sale, certified onboard system equipment package. Instead, we have delivered to Klingon a development kit of the ordered equipment, which is the same as the finished product but for the lack of HKCAD certification. Although there is no specified deadline in the agreement with Klingon for delivering the certified onboard system, Klingon has the right to terminate its agreement upon 60 days’ prior notice, subject to a 60-day cure period, if we fail to timely deliver the certified product. If Klingon terminates its agreement, we may be responsible for refunding to Klingon the milestone payments that we have received. We will have to suspend or modify our agreement with Klingon if our current equipment supplier is not able to provide certifiable onboard system equipment package for the VSTC certification purpose.

We will provide airline partners with the equipment necessary for in-flight connectivity, which is to be installed by the MRO service provider selected by the airline. We will also provide training and technical support to each airline’s MRO for the installation of our equipment. Such support will also include technical, management, and operational support, with 24/7 network monitoring of the performance of each aircraft’s equipment.

We will rely on third-party suppliers for equipment components that we use to provide our services, including those discussed below.

We will purchase our ground station equipment from Blue Topaz Consultants, Ltd., a British Virgin Islands corporation, or BTC, under an agreement that we have with BTC dated December 15, 2015. Under the terms of this agreement, BTC will develop and provide to us four sets of ground station hub equipment, or the Hub Equipment, for our use and sale into our Asian markets. We and BTC will separately enter into service agreements for the installation and maintenance of the Hub Equipment systems. We have agreed to pay BTC $6,205,216 for the first Hub Equipment system and have already made milestone payments to BTC totaling $3,250,000. The purchase price was increased to $6,234,260 on November 30, 2016 due to the increase in cost of a software license. We will be required to pay BTC the balance of $2,984,260 owed on the first Hub Equipment system following delivery and service commencement of this system.

On January 15, 2015, we entered into a statement of work with dMobile for the development by dMobile of a next generation satellite-based data link system that can utilize advanced protocols such as WiMAX 2.1. According to the terms of this agreement, deliveries of work product were delivered to us over a scheduled period of time with the final delivery having been completed. The purchase price for this project was $4,950,000. We paid dMobile a non-refundable prepayment of $1,000,000. We and dMobile agreed to offset each other’s accounts receivable and accounts payable under this agreement and the agreement referred to under “—Our IFEC Solutions—Our Connectivity Solutions” above. After reconciliation of both accounts, we owed dMobile $471,100 which we agreed to settle through the issuance to dMobile of 94,220 shares of our common stock.

In January 2016, we entered into a purchase order, which we refer to as the Purchase Order, pursuant to which PPTW agreed to purchase from Aircom a set of mobile satellite communication equipment priced at $909,000. In March 2017, PPTW informed us that it desired to terminate its satellite communications related business and return the equipment that it purchased from us for a full refund. In settlement of this agreement, we agreed to accept a return of the equipment and to convert PPTW’s payment to us of $819,300 into a subscription for 163,860 shares of our common stock. For a more detailed discussion of this settlement agreement, see Item 13. “Certain Relationships and Related Transactions, and Director Independence” below.

Our Technology

Dual-Band Hybrid Satellite System

We believe that mobile satellite broadband service requires the bandwidth efficiency provided by Ka band satellite and spot beam based HTS. However, limited Asia-Pacific coverage area of Ka HTS systems restrict the use of a pure Ka band system. Our design of dual Ka/Ku band satellite terminal allows independent acquisition of Ka and Ku band satellites at different orbital positions thus maximizing the utilization of satellite bandwidth.

Transcoding

The current mainstream video compression format is H.264, also known as MPEG-4 Advanced Video Coding. It is widely used in Blu-ray discs, online videos, web software, and HDTV broadcasts terrestrially and over cable and satellite.

H.265, also known as High Efficiency Video Coding, is a newly developed video compression standard designed to replace H.264. It is capable of delivering H.264 video quality at half the bit rate. H.265 has several significant advantages over H.264, including better compression, higher image quality, and lower bandwidth usage.

We incorporate hardware-based, real-time technology that transcodes content from multiple streaming or broadcast input forms. We convert the content into H.265-encoded Internet protocol, or IP, streams, which reduces the amount of bandwidth required while enhancing the quality of the content. By deploying real-time transcoding technology in its ground and airborne systems, we enable live TV and video streaming in an IP format that optimizes satellite bandwidth utilization and achieves cost-effective content delivery.

Satellite Link Acceleration

The most common transmission control protocols, or TCPs, used in the Internet have been designed for terrestrial wired networks. TCPs do not perform well in long-delay satellite environment and may cause bad user experiences in web surfing and Internet access.

Our satellite link acceleration technology improves TCP/IP-based data transmission over a satellite system through compression, deduplication, caching, latency optimization, packet aggregation, and cross-layer enhancement. This technology includes end-to-end software in airborne system and ground server for cost effective application accelerator and optimization of live TV and video streaming. This combination of technologies makes airborne Web access and contents access feel like fiber at home.

AirCinema

AirCinema incorporates projector-based H.265 steaming technology onboard an aircraft. We have optimized this projector system technology for in-flight viewing and entertainment purposes by utilizing auto focusing, zooming, and alignment, as well as dynamic brightness control. Passengers can use the AirCinema directional audio system to enjoy onboard music and content without the need for a separate headset.

Our Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States, Europe, China and Taiwan. Our United States patents will expire at dates ranging from 2030 to 2031, while our patents outside of the United States expire at dates ranging from 2030 to 2031. We do not believe our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “AirCinema”, “AirTelecom”, “AircomPac” although we have not yet obtained registrations for our most important marks in all markets in which we currently do business or intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

We license or purchase from third parties’ technology, software and hardware that are critical to providing our products and services. Much of this technology, software and hardware is customized for our use and would be difficult or time-consuming to obtain from alternative vendors.

We have developed certain ideas, processes, and methods that contribute to our success and competitive position that we consider to be trade secrets. We protect our trade secrets by keeping them confidential through the use of internal and external controls, including contractual protections with employees, contractors, customers, vendors, and airline partners. Trade secrets can be protected for an indefinite period so long as their secrecy is maintained.

Our Competition

Our key competitors include Gogo Inc., which has the largest installed base in the IFEC market mainly via air-to-ground technology and L-band connectivity services and provides a passenger-paid system of connectivity solutions and wireless in-flight entertainment services, and Panasonic Avionics Corp., which provides IFEC hardware and solutions via L-band and Ku-band technology. Other competitors include ViaSat, Global Eagle Entertainment, Inc., OnAir and Thales/LiveTV, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanisms used by us or our competitors, the IFEC industry as a whole faces, and is expected to continue to face, capacity constraints and unique technology challenges, which are expected to increase due to increased demand for in-flight Internet.

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growing IFEC market.

●	Unique business model. We believe that our business model sets us apart from our competitors. We combine cutting-edge connectivity technology with a unique content-driven approach. Traditionally, providers of in-flight connectivity focus primarily on the profit margin derived from the sale of hardware to airlines and of bandwidth to passengers. Both airlines and passengers have to “pay to play,” which results in low participation and usage rates. We break away from this model and set a new trend with our business model, under which neither airlines nor passengers need to pay for products or services. Furthermore, our business plan provides our airline partners with an opportunity to participate in our revenue sharing model. Taken together, this novel approach creates incentive for the airlines to work with us while driving up passenger usage rates.

●	Dual-band satellite technology. Most in-flight connectivity systems currently rely on the Ku-band satellite signals for communication, though many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. However, there are few Ka-enabled satellites, which limits the coverage area in the Asia-Pacific region. Our dual band system architecture brings our airline partners and their passengers the benefits of both Ka- and Ku-band satellite technology. The Ka-band increases data throughput, while the Ku-band offers reliable service outside of the Ka-band coverage area or when Ka-band is not available due to weather or other interference.

Our Growth Strategy

We will strive to be a leading provider of IFEC solutions by pursuing the following growth strategies:

●	Increase number of connected aircraft. As of the date of this report, we have not provided our services on any commercial aircraft. However, we plan to rollout installation and provide our services in 2018. We plan to leverage our unique ability to cost-effectively equip each commercial aircraft type in an airline’s fleet to increase the number of equipped aircraft, targeting full-fleet availability of our services for our current and future airline partners. We continue to pursue this significant global growth opportunity by leveraging our broad and innovative technology platform and technical expertise. Further, we offer attractive business models to our airline partners, giving them the flexibility to determine the connectivity solution that meets the unique demands of their business.

●	Increase passenger use of connectivity. We believe that our business model, under which neither airlines nor passengers need to pay for products or services, will create an incentive for the airlines to work with us while driving passenger usage rates to levels management believes could reach 90% or more, considering the fact that many passengers now carry more than one smart device.

●	Expand satellite network. We will continue to expand our global satellite network coverage through the purchase of additional Ku-band and Ka-band capacity, and seek to install aircraft with our satellite solutions, while continuing to invest in research and development of satellite antenna and modem technologies. We are actively working with satellite providers in order to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia Pacific region.

●	Expand satellite-based services to other markets. We anticipate broadening our satellite-based services to high-speed railways, maritime and cruise lines, 4G/5G backhauling, and converged triple-play services in remote communities, with the potential to expand internationally into new markets. Future business prospects will be evaluated on a case by case basis by weighing the projected revenue from advertising fees and e-commerce revenue shares against the operating and capital expenditures of satellite coverage, bandwidth and operations. Our existing business model could be applied to high-speed railways and cruise lines, both of which have a sufficient passenger base for the service to be viable. High-speed railways in China that sit under our Ka satellite coverage area are not served by 4G/LTE mobile networks, providing us with a unique opportunity to deliver our services. High-speed railways in other regions of Asia present similar opportunities. Remote communities in Asia lack a telecom infrastructure, partly due to geographical limitations such as the many islands of the Philippines or Indonesia. Satellite-based communications and mesh network technology make triple play services possible, delivering live TV broadcasting, videos, and telecom services to these regions.

Regulation

As a participant in the global airline and global telecommunication industries we are subject to a variety of government regulatory obligations

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies and rates repair stations to perform aircraft maintenance, preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States under an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, or TC, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued STC approving the design of the modified aircraft type. We will regularly obtain an STC for each aircraft type operated by each airline partner on whose aircraft our equipment will be installed and separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different airlines.

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a Parts Manufacturing Authority, or PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

Our business depends on our continuing access to, or use of, these FAA certifications, authorizations and other approvals, and our employment of, or access to, FAA-certified individual engineering and other professionals.

In accordance with these certifications, authorizations and other approvals, the FAA requires that we maintain, review and document our quality assurance processes. The FAA may also visit our facilities at any time as part of our agreement for certification as a manufacturing facility and repair station to ensure that our facilities, procedures, and quality control systems meet FAA approvals we hold. In addition, we are responsible for informing the FAA of significant changes to our organization and operations, product failures or defects, and any changes to our operational facilities or FAA-approved quality control systems. Other FAA requirements include training procedures and drug and alcohol screening for safety-sensitive employees working at our facilities.

Foreign Aviation Regulation

According to international aviation convention, the airworthiness of FAA-certified equipment installed on U.S.-registered aircraft is recognized by civil aviation authorities, or CAAs, worldwide. As a result, we do not expect to require further airworthiness certification formalities in countries outside of the United States for U.S.-registered aircraft that already have an STC issued by the FAA covering our equipment. For aircraft registered with a CAA other than the United States, the installation of our equipment requires airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement, or BAA, or Bilateral Aviation Safety Agreement, or BASA, with Implementation Procedures for Airworthiness provides for airworthiness technical cooperation between the FAA and its counterpart civil aviation authorities. Under a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a VSTC. For countries with which the FAA does not have a BAA or BASA, we must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification approval, we will be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to address all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in any country in which they register aircraft when there are no applicable bilateral agreements may lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleet.

Federal Communications Commission

Under the Communications Act of 1934, as amended, or the Communications Act, the U.S. Federal Communications Commission, or FCC, licenses the spectrum that we use and regulates the construction, operation, acquisition and sale of our wireless operations. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, or the acquisition, directly or indirectly, of more than 25% of the equity or voting control of our company by non-U.S. individuals or entities.

Our various services are regulated differently by the FCC. Our business may provide some of its voice and data services by reselling the telecommunications services of satellite operators. Because we may provide these services on a common carrier basis, we may subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory.

We provide broadband Internet access to commercial airlines and passengers. We plan to offer this service in the Asia-Pacific region and continental United States through our partner’s facilities, using satellite-based data delivery.

The FCC has classified mobile (and fixed) broadband Internet access services as Title II telecommunications services pursuant to the FCC Open Internet Order of 2010, or the Open Internet Order. The Open Internet Order also adopted broad new net neutrality rules. For example, broadband providers may not block access to lawful content, applications, services or non-harmful devices. Broadband providers also may not impair or degrade lawful Internet traffic on the basis of content, applications, services or non-harmful devices. In addition, broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved, and provides more flexibility to implement network management practices in the context of our capacity-constrained satellite broadband networks.

In addition, most of our services are subject to various rules that seek to ensure that the services are accessible by persons with disabilities, including requirements related to the pass-through of closed captioning for certain IP-delivered video content.

Equipment Certification

We may not lease, sell, market or distribute any radio transmission equipment used in the provision of our services unless such equipment is certified by the FCC as compliant with the FCC’s technical rules. All certifications required for equipment currently used in the provision of our services have been obtained by our equipment vendors and/or partners.

Privacy and Data Security-Related Regulations

As noted above, the Open Internet Order reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services. Certain statutory provisions of Title II now apply to broadband Internet access services, including provisions that impose consumer privacy protections such as the FCC’s Consumer Proprietary Network Information, or CPNI, requirements.

Our services are also subject to CPNI rules that require carriers to comply with a range of marketing and privacy safeguards. These obligations focus on carriers’ access, use, storage and disclosure of CPNI. We believe we are in compliance with these rules and obligations, and we certify annually, as required, that we have established operating procedures adequate to ensure our compliance.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission, or FTC, Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been clearly delineated, FTC officials have publicly stated that they view the FTC as having jurisdiction over Internet service providers’ non-common carrier services. Some of our services are subject to the FTC’s jurisdiction. The FTC has brought enforcement actions under the FTC Act against companies that, inter alia: (1) collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

We plan to collect personally identifiable information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to, for example, consummate their purchase transaction, to customize and personalize advertising and content for our users and to enhance the entertainment options when using our service. Our collection and use of such information is intended to comply with our privacy policy, which is posted on our website, applicable law, our contractual obligations with third parties and industry standards, such as the Payment Card Industry Data Security Standard. We are also subject to state “mini-FTC Acts,” which also prohibit unfair or deceptive acts or practices, along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. Congress has also been considering similar federal legislation relating to data breaches. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

While we intend to implement reasonable administrative, physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information, cyber-attacks on companies have increased in frequency and potential impact in recent years and may be successful despite reasonable precautions and result in substantial potential liabilities.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require full and fair disclosure of all charges on customer bills for telecommunications services, except for broadband Internet access services. Thus, these rules apply to our satellite-based services. This disclosure must include brief, clear and non-misleading plain language descriptions of the services provided. States also have the right to regulate wireless carriers’ billing; however, we are not currently aware of any states that impose billing requirements on our services.

CALEA

The FCC has determined that facilities-based broadband Internet access providers are subject to the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires covered service providers to build certain law enforcement surveillance assistance capabilities into their communications networks and to maintain CALEA-related system security policies and procedures.

Foreign Government Approvals

In connection with our satellite service, we have implemented a process for obtaining any required authority needed to provide our service over the airspace of foreign countries, or verifying that no additional authorization is needed. Each country over which our equipped aircraft flies has the right to limit, regulate (e.g., through a licensing regime) or prohibit the offering of our service. We may not be able to obtain the necessary authority for every country over which a partner airline flies. For some countries, we have not been and do not expect to be able to obtain a definitive answer regarding their potential regulation of our service, and we may incur some regulatory risk by operating over the airspace of these countries. Failure to comply with foreign regulatory requirements could result in penalties being imposed on us and/or on our airline partners or allow our airline partners affected by such requirements to terminate their contract with us prior to expiration. Moreover, even countries that have previously provided clearance for our service have the right to change their regulations at any time.

Employees

As of December 31, 2017, we had a total of 19 employees, 15 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Operations	4
Sales and Marketing	4
Research and Development	8
General and Administrative	3
Total	19

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Investment in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this report, including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our company is in the development stage and has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our company and our core business are in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. We plan to launch our services in Asia in 2018, initially in China or Southeast Asia. The limited operating history of our business may make it difficult to accurately evaluate the business and predict its future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our service. If we do not address any of the foregoing risks successfully, our business will be harmed.

Excluding non-recurring revenues in 2015 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company.

Excluding non-recurring revenue we earned from affiliates in 2015, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

There is substantial uncertainty that we will continue operations as a going concern in which case you could lose your entire investment.

Our future existence remains uncertain. We have generated no recurring revenues to date, our only non-recurring revenues were from sales to our affiliates in 2015 and we have suffered losses from our operations after excluding those non-recurring revenues. We also have outstanding accrued liabilities. Although we expect to raise capital from the sale of equity or debt securities, there is no assurance that we will be able to do so. This means that there is substantial doubt that we can continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills and debts and execute our plan of operations.

We expect to rely on a few key customers for all of our initial revenue.

Our initial business will be substantially dependent on our relationship with a few key airline customers. There can be no assurance that we will be able to maintain our relationship with these airlines. If we are unable to maintain and renew our relationship with these airlines, or if our arrangement is modified so that the economic terms become less favorable to us, then our business would be materially adversely affected.

Our agreement with Hong Kong Airlines will have no legal effect until we receive approval of our VSTC by the HKCAD.

Until such time as we have received all required approvals from the HKCAD, the agreement with Hong Kong Airlines only expresses the desires and understandings between us and Hong Kong Airlines and will not create any legal rights, liabilities or responsibilities whatsoever and will not be legally binding on us or Hong Kong Airlines. There can be no assurance as to when we will receive the required HKCAD approvals or if we will receive such approvals at all. If we do not receive the HKCAD approval of our VSTC, our agreement with Hong Kong airlines will have no economic impact. Such an outcome would have a substantial adverse effect on our revenue prospect.

If the transactions contemplated by several MOUs and the Global Eagle LOI do not proceed, our results of operations and financial condition could be materially adversely affected.

On January 19, 2016, January 29, 2016, June 16, 2016, September 26, 2017, October 28, 2017 and March 8, 2018, we entered into the Yahoo MOU, the LeTV MOU, the India MOU, the Malta MOU, the Global Eagle LOI, and the Airbus MOU, respectively. These MOUs and the Global Eagle LOI are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs and the Global Eagle LOI would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. The Yahoo MOU and LeTV MOU expired in January 2018 and we are in the process of negotiating to extend those two MOUs. There can be no assurance that we will be able to extend the expired MOUs or enter into such definitive agreements or receive the required governmental approvals. If for whatever reason the transactions contemplated by the MOUs and the Global Eagle LOI do not proceed, our results of operations and financial condition could be materially adversely affected.

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

If we cannot timely deliver our first order of onboard equipment to Klingon Aerospace Inc., our reseller and development partner, we may lose our agreement with Klingon.

Because of the delay in our receiving approval of the VSTC from the HKCAD, we have not been able to deliver to Klingon a ready for sale, certified onboard system equipment package. Klingon has the right to terminate our agreement with them upon 60 days’ prior notice, subject to a 60-day cure period, if we fail to timely deliver the certified product. If Klingon terminates its agreement with us, we may be responsible for refunding to Klingon the milestone payments that we have received.

We may not be able to grow our business with our current potential airline partner or successfully negotiate agreements with airlines to which we do not currently provide our service.

Currently, our only potential airline partner is Hong Kong Airlines, although we have not yet begun to sell our products and services to Hong Kong Airlines under our agreement with them. We are currently in negotiations or discussions with certain other airline partners to provide our IFEC services on additional aircraft in their fleets. We have no assurance that these efforts will be successful. Negotiations with prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different and less favorable to us than the terms included in our existing agreement with Hong Kong Airlines. To the extent that any negotiations with current or future potential airline partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

We will likely need additional financing to execute our business plan or new initiatives, which we may not be able to secure on acceptable terms, or at all.

We will require additional financing in the near and long term to fully execute our business plan. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ internal cost savings measures.

We are dependent on airline partners to be able to access our customers. We expect that future payments by these customers for our services to be provided to them will account for most, if not all, of our initial revenues.

Under our existing contract with Hong Kong Airlines, once our VSTC is approved by the HKCAD, we will provide our equipment for installation on, and provide our services to passengers on, a portion of the aircraft operated by this airline. We expect to enter into similar contracts with other airlines in the future but there is no assurance that we will be successful in signing up additional airlines partners. We expect that revenue from passengers using our service while flying on aircraft operated by our airline partners will account for the majority of our projected initial revenue once we begin our services. As of the date of this report, we do not yet have any revenue from equipment sales and installation. Our growth will be dependent on our ability to have our equipment installed on the aircraft of airline partners and increased use of our service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue.

A failure to maintain airline satisfaction with our equipment or our service could have a material adverse effect on our revenue and results of operations.

Our relationships with our current and future potential airline partners are critical to the growth and ongoing success of our business. If airline partners are not satisfied with our equipment or our service for any reason, including passenger dissatisfaction with the service as a result of capacity constraints, they may reduce efforts to co-market our service to their passengers, which could result in lower passenger usage and reduced revenue, which could in turn give airline partners the right to terminate their contracts with us. In addition, airline dissatisfaction with us for any reason, including delays in obtaining certification for or installing our equipment, could negatively affect our ability to expand our service to additional airline partners or aircraft or lead to claims for damages, which may be material, or termination rights under our existing or potential contracts with airline partners.

We are experiencing network capacity constraints in our operation region and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected.

All providers of wireless connectivity services, including all providers of in-flight connectivity services, face certain limits on their ability to provide connectivity service, including escalating capacity constraints due to expanding consumption of wireless services and the increasing prevalence of higher bandwidth uses such as file downloads and streaming media content. The success of our business depends on our ability to provide adequate bandwidth to meet customer demands while in-flight.

Competition from a number of companies, as well as other market forces, could result in price reduction, reduced revenue and loss of market share and could harm our results of operations.

We face strong competition from satellite-based providers of broadband services that include in-flight internet and live television services. Competition from such providers has had in the past and could have in the future an adverse effect on our ability to maintain or gain market share. Most of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns or may offer a broader product line to customers. In addition, to the extent that competing in-flight connectivity services offered by commercial airlines that are not our airline partners are available on more aircraft or offer improved quality or reliability as compared to our service, our business and results of operations could be adversely affected. Competition could increase our sales and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to effectively respond to established and new competitors could have a material adverse impact on our business and results of operations.

We may be unsuccessful in generating revenue from live television and other in-flight entertainment services.

We are currently developing a host of service offerings to deliver to our future commercial airline customers. We plan to offer live television and other service to our customers and no assurance can be given that we will ultimately be able to launch any channels or provide any service. Additionally, we plan to generate a revenue stream from our video on demand and other in-flight entertainment services. If we are unable to generate revenue from live television or if other entertainment services do not ultimately develop, our growth and financial prospects would be materially adversely impacted.

We are working to acquire a sufficient number of on-demand movies and television shows and a variety of other content on our system. The future growth prospects for our business depend, in part, on revenue from advertising fees and e-commerce revenue share arrangements on passenger purchases of goods and services, including video and media services. Our ability to generate revenue from these service offerings depends on:

●	growth of commercial airline customer base;

●	the attractiveness of our customer base to media partners;

●	rolling out live television and media on demand on more aircraft and with additional airline customers and increasing passenger adoption both in the U.S. and abroad;

●	establishing and maintaining beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers; and

●	our ability to customize and improve our service offerings in response to trends and customer interests.

If we are unsuccessful in generating revenue from our service offerings, that failure could have a material adverse effect on our growth prospects.

We face limitations on our ability to grow our operations which could harm our operating results and financial condition.

We have not yet begun selling our products or services to our future customers.  Our addressable market and our ability to expand in our operating region is inherently limited by various factors, including limitations on the number of commercial airlines with which we could partner, the number of planes in which our equipment can be installed, the passenger capacity within each plane and the ability of our network infrastructure or bandwidth to accommodate increasing capacity demands. Future expansion is also limited by our ability to develop new technologies on a timely and cost-effective basis, as well as our ability to mitigate network capacity constraints through, among other things, the expansion of our satellite coverage area. Our future growth may slow, or once we begin selling products and services to our customers, we may stop growing altogether, to the extent that we have exhausted all potential airline partners and as we approach installation on full fleets and maximum penetration rates on all flights. In order to grow our future revenue, we will have to rely on customer and airline partner adoption of currently available and new or developing services and additional offerings. We cannot assure you that we will be able to obtain a market presence or establish new markets and, if we fail to do so, our business and results of operations could be materially adversely affected.

We may be unsuccessful in expanding our operations internationally.

Our business will initially be international business. Our ability to grow our international business involves various risks, including the need to invest significant resources in unfamiliar markets and the possibility that we may not realize a return on our investments in the near future or at all. In addition, we have incurred and expect to continue to incur significant expenses before we generate any material revenue in these new markets. Under our agreements with providers of satellite capacity, we are obligated to purchase bandwidth for specified periods in advance. If we are unable to generate sufficient passenger demand or airline partners to which we provide satellite service to their aircraft terminate their agreements with us for any reason during these periods, we may be forced to incur satellite costs in excess of connectivity revenue generated through such satellites.

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

●	legal and regulatory restrictions, including different communications, privacy, censorship, aerospace and liability standards, intellectual property laws and enforcement practices;

●	changes in international regulatory requirements and tariffs;

●	restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers imposed by the U.S. Office of Foreign Assets Control;

●	inability to find content or service providers to partner with on commercially reasonable terms, or at all;

●	compliance with the Foreign Corrupt Practices Act, the (U.K.) Bribery Act 2010 and other similar corruption laws and regulations in the jurisdictions in which we operate and related risks;

●	difficulties in staffing and managing foreign operations;

●	currency fluctuations; and

●	potential adverse tax consequences.

As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our business internationally or we may be unsuccessful in our attempt to do so, which could harm our future operating results and financial condition.

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations-oriented communications services.

In order to continue to meet the evolving needs of our future airline partners and customers, we must continue to develop new products and services that are responsive to those needs. Our ability to realize the benefits of enabling airlines, other aircraft operators and to use these applications, including monetizing our services at a profitable price point, depends, in part, on the adoption and utilization of such applications by airlines, other aircraft operators and other companies in the aviation industry such as aircraft equipment suppliers, and we cannot be certain that airlines, other aircraft operators and others in the aviation industry will adopt such offerings in the near term or at all. We also expect to continue to rely on third parties to develop and offer the operational applications to be used to gather and process data transmitted on our network between the aircraft and the ground, and we cannot be certain that such applications will be compatible with our network or onboard equipment or otherwise meet the needs of airlines or other aircraft operators. If we are not successful in our efforts to develop and monetize new products and services, including our operations-oriented communications services, our future business prospects, financial condition and results of operations would be materially adversely affected.

A future act or threat of terrorism or other events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism, the threat of such acts or other airline accidents could have an adverse effect on the airline industry. In the event of a terrorist attack, terrorist threats or unrelated airline accidents, the industry would likely experience significantly reduced passenger demand. The U.S. federal government or foreign governments could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our equipment and service. In addition, any association or perceived association between our equipment or service and accidents involving aircraft on which our equipment or service operates would likely have an adverse effect on demand for our equipment and service. Reduced demand for our products and services would adversely affect our business prospects, financial condition and results of operations.

If our efforts to retain and attract customers are not successful, our revenue will be adversely affected.

We expect to generate substantially all of our revenue from sales of services, some of which will be on a subscription basis. We must be able to retain subscribers and attract new and repeat customers. If we are unable to effectively retain subscribers and attract new and repeat customers, our business, financial condition and results of operations would be adversely affected.

Unreliable service levels, lack of sufficient capacity, uncompetitive pricing, lack of availability, security risk and lack of related features of our equipment and services are some of the factors that may adversely impact our ability to retain customers and partners and attract new and repeat customers. If our customers are able to satisfy their in-flight entertainment needs through activities other than broadband internet access, at no or lower cost, they may not perceive value in our products and services. If our efforts to satisfy and retain customers and subscribers are not successful, we may not be able to attract new customers through word-of-mouth referrals. Any of these factors could cause our customer growth rate to fall, which would adversely impact our business, financial condition and results of operations.

The demand for in-flight broadband internet access service may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the U.S. or international in-flight broadband internet access market or the market acceptance for our products and services.

Our future success depends upon growing demand for in-flight broadband internet access services, which is inherently uncertain. We have invested significant resources towards the roll-out of new service offerings, which represent a substantial part of our growth strategy. We face the risk that the U.S. and international markets for in-flight broadband internet access services may decrease or develop more slowly or differently than we currently expect, or that our services, including our new offerings, may not achieve widespread market acceptance. We may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.

Our business depends on the continued proliferation of Wi-Fi as a standard feature in mobile devices. The growth in demand for in-flight broadband internet access services also depends in part on the continued and increased use of laptops, smartphones, tablet computers, and other Wi-Fi enabled devices and the rate of evolution of data-intensive applications on the mobile internet. If Wi-Fi ceases to be a standard feature in mobile devices, if the rate of integration of Wi-Fi on mobile devices decreases or is slower than expected, or if the use of Wi-Fi enabled devices or development of related applications decreases or grows more slowly than anticipated, the market for our services may be substantially diminished.

Increased costs and other demands associated with our growth could impact our ability to achieve profitability over the long term and could strain our personnel, technology and infrastructure resources.

We expect our costs to increase in future periods, which could negatively affect our future operating results. We expect to experience growth in our headcount and operations, which will place significant demands on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth will require the outlay of significant operating and capital expenditures and will continue to place strains on our personnel, technology and infrastructure. Our success will depend in part upon our ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of our operations, on a timely and cost-effective basis we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. In addition, as we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

Adverse economic conditions may have a material adverse effect on our business.

Macro-economic challenges are capable of creating volatile and unpredictable environments for doing business. We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the airline industry. For many travelers, air travel and spending on in-flight internet access are discretionary purchases that they can eliminate in difficult economic times. Additionally, a weaker business environment may lead to a decrease in overall business travel, which is an important contributor to our service revenue. These conditions may make it more difficult or less likely for customers to purchase our equipment and services. If economic conditions in the United States or globally deteriorate further or do not show improvement, we may experience material adverse effects to our business, cash flow and results of operations.

Our operating results may fluctuate unpredictably and may cause us to fail to meet the expectations of investors, adversely affecting our stock price.

We operate in a highly dynamic industry and our future quarterly operating results may fluctuate significantly. Our future revenue and operating results may vary from quarter to quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts or investors, the future trading price of our common stock may be adversely affected.

In addition, due to generally lower demand for business travel during the summer months and holiday periods, and leisure and other travel at other times during the year, our quarterly results may not be indicative of results for the full year. Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

If our marketing and advertising efforts fail to generate revenue on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our future marketing and advertising expenditures. We plan to use a diverse mix of television, print, trade show and online marketing and advertising programs to promote our business. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our expenses or cause us to choose less expensive, but potentially less effective, marketing and advertising channels. In addition, to the extent we implement new marketing and advertising strategies, we may in the future have significantly higher expenses. We may in the future incur, marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms, our marketing and advertising expenses could increase substantially, our customer levels could be affected adversely, and our business, financial condition and results of operations may suffer.

Regulation by United States and foreign government agencies, including the FAA and the FCC, may increase our costs of providing service or require us to change our services.

We are subject to various regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we may do business. The two U.S. government agencies that have primary regulatory authority over our operations are the FAA and the FCC.

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA. FAA certification is required for all equipment we install on commercial aircraft and type certificated business aircraft, and certain of our operating activities require that we obtain FAA certification as a parts manufacturer. As discussed in more detail in “Item 1. Business—Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and PMAs. Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. The FAA closely regulates many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance, and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations generally increase our costs of compliance.

As a broadband Internet provider, we must comply with the CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is being deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA, or similarly mandated law enforcement related, obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs we incur to comply with such regulations.

In addition to these U.S. agencies, we are also subject to regulation by foreign government agencies that choose to assert jurisdiction over us as a result of the service we provide on aircraft that fly international routes. Adverse decisions or regulations of these U.S. and foreign regulatory bodies could negatively impact our operations and costs of doing business and could delay the roll-out of our services and have other adverse consequences for us. Our ability to obtain certain regulatory approvals to offer our services internationally may also be the responsibility of a third- party, and, therefore, may be out of our control. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

If government regulation of the Internet, including e-commerce or online video distribution changes, we may need to change the way we conduct our business to a manner that incurs greater operating expenses, which could harm our results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. We cannot be certain that we, our vendors and media partners or our customers are currently in compliance with applicable regulatory or other legal requirements in the countries in which our service is used. Our failure, or the failure of our vendors and media partners, customers and others with whom we transact business to comply with existing or future legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways.

For example, our mobile wireless broadband Internet access services were previously classified as information services, and not as telecommunications services. Therefore, these services were not subject to FCC common carrier regulation. However, effective June 12, 2015, the FCC reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services pursuant to the Open Internet Order. The Open Internet Order also adopted broad new net neutrality rules. For example, broadband providers may not block access to lawful content, applications, services, or non-harmful devices. Broadband providers also may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices. In addition, broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved and may provide more flexibility to implement network management practices in the context of our capacity-constrained air-to-ground and satellite broadband networks.

Other jurisdictions may adopt similar or different regulations that could affect our ability to use “network management” techniques. Likewise, the United States and the European Union, among other jurisdictions, are considering proposals regarding data protection that, if adopted, could impose heightened restrictions on certain of our activities relating to the collection and use of data of end users. Further, as we promote exclusive content and services and increase targeted advertising with our media partners to customers of our services, we may attract increased regulatory scrutiny.

We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions we have taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to our services, which could be costly and difficult. Any of these events would adversely affect our operating results and business.

Our possession and use of personal information and the use of credit cards by our customers present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

Maintaining our network security is of critical importance because our online systems will store confidential registered user, employee and other sensitive data, such as names, email addresses, addresses and other personal information. We will depend on the security of our networks and the security of the network infrastructures of our third-party telecommunications service providers, our customer support providers and our other vendors. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our future customers. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities. As a result of any such breaches, customers may assert claims of liability against us as a result of any failure by us to prevent these activities. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by users on the same plane. These activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our services, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.

Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. For example, the CPNI rules applicable to our satellite-based offerings, require us to comply with a range of marketing and privacy safeguards. The FTC could assert jurisdiction to impose penalties related our service if it found our privacy policies or security measures to be inadequate under existing federal law. We could also be subject to certain state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations could have an adverse effect on our business, financial condition and results of operations.

Other countries in which we may operate or from which our services may be offered, including those in the European Union, also have certain privacy and data security requirements that may apply to our business, either now or in the future. These countries’ laws may in some cases be more stringent than the requirements in the United States. For example, European Union member countries have specific requirements relating to cross border transfers of personal information to certain jurisdictions, including to the United States. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal information collection, use or sharing. Moreover, international privacy and data security regulations may become more complex. For example, the European Union is considering a draft proposed data protection regulation which, if enacted, may result in even more restrictive privacy-related requirements. Our failure to comply with other countries’ privacy or data security-related laws, rules or regulations could also have an adverse effect on our business, financial condition and results of operations.

In addition, our customers will use credit cards to purchase our products and services. Problems with our or our vendors billing software could adversely affect our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

We depend upon third parties to manufacture equipment components and to provide services for our network.

We rely on third-party suppliers for equipment components that we use to provide our services. The supply of third- party components could be interrupted or halted by a termination of our relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected.

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our business and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees could negatively impact our business and results of operations.

We depend on the continued service and performance of our key personnel, including Jeffrey Wun, our Chairman, Chief Executive Officer and President. Mr. Wun became our Chief Executive Officer and President effective December 31, 2017 and was appointed Chairman on January 22, 2018. Mr. Wun replaced Peter Chiou who resigned from these positions and who is expected to become a consultant to the Company for a limited period of time. Such individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under “Item 9A. Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Our co-founder, Daniel Shih, would be considered a “bad actor” under Rule 506(d) of the Securities Act but for the fact that SEC interpretations of Rule 506(d) provide that disqualification under Rule 506(d) is not triggered by actions taken in jurisdictions other than the United States, such as convictions, court orders, or injunctions in a foreign court, or regulatory orders issued by foreign regulatory authorities.

Our co-founder (and, thus, a “promoter” as that term is defined in Rule 405 under the Securities Act), Daniel Shih, was involved in two cases in Taiwan the first of which could have resulted in his being deemed a “bad actor” under Rule 506(d) if such cases were in the United States and not Taiwan. SEC compliance and disclosure interpretation 260.20 provides that disqualification under Rule 506(d) is not triggered by actions taken in jurisdictions other than the United States and accordingly, Mr. Shih is not a bad actor because of such interpretation.

The first case related to the publicly traded shares of Kitai Construction and Development Inc., a listed company on the Taiwanese over-the-counter market, or Kitai. From 2007 to 2008, Mr. Shih’s father served as the General Manager of Kitai. Prior to the annual meeting of the stockholders in 2008, the incumbent management team, together with friends and family members (including Mr. Shih) collectively purchased a large number of shares of Kitai common stock in the open market in order to obtain sufficient votes to maintain the current management team’s control of Kitai. Kitai’s stock price fluctuated as a result of these purchases. Acting upon a report from an opposing party in the fight for Kitai’s management control, the Taipei district prosecutor’s office brought an action at the district court level, or the Court of First Instance, against several defendants, including Mr. Shih, alleging a violation of the Taiwanese security law provision that prohibits “continuing buying of shares with an attempt to influence stock prices.” Counsel for the defendants argued that there was no attempt to influence stock prices because (1) the real purpose of the buying activities was to maintain management control of Kitai and was not to influence the stock prices and (2) the defendants did not attempt to sell any of the shares and there was no sale of Kitai shares by the defendants during the relevant time period. Prior to the incident that led to the charge, Mr. Shih owned no shares of Kitai stock and, other than the fact that Mr. Shih’s father was General Manager of Kitai, he had no relationship with Kitai. In this case, the Court of First Instance found Mr. Shih guilty and sentenced him to four years in prison. In August 2016, Mr. Shih filed with the Taiwanese appellate court, or the Court of Second Instance, to appeal the decision of the Court of First Instance. Although only in the preparatory states, the Court of Second Instance will conduct a full re-trial of the case, as is the practice under Taiwanese law, with a full substantive review including both factual and legal aspects of the case. While this second trial is pending, Mr. Shih’s sentence has been stayed, without bond. Because, as the defendant in the case, Mr. Shih’s personal appearance will be required at most of the proceedings of the Court of Second Instance, which proceedings could continue for an extended period of time, which would greatly affect Mr. Shih’s ability to conduct his business affairs, Mr. Shih may decide to negotiate with the prosecutor for a settlement, which may result in probation and the payment of a penalty or the requirement to make a substantive donation to public charities. Mr. Shih and his local legal counsel in Taiwan believe that the Court of First Instance was in error in finding him guilty because he had no intent to manipulate the Kitai stock prices and Mr. Shih did not profit from his purchases of Kitai shares.

In another case, in 2016, a significant shareholder of PPTW, Chernan Technology Ltd., Co., or Chernan, filed a criminal complaint against several defendants alleging fraud in inducing Chernan to purchase shares of PPTW. The case was accepted by the New Taipei prosecutors’ office. Although Daniel Shih was not listed as a defendant, the original prosecutor assigned to this case believed that Mr. Shih possessed material information relating to the defendants’ alleged activities and threatened to charge Mr. Shih if he did not cooperate. Subsequently, a new prosecutor who was assigned to the case expressed his desire that the parties reach a private settlement so that the case could be dismissed. The parties have formally begun a civil mediation process, and Mr. Shih is not a party in this mediation. If there is no settlement in the mediation process, which could take from up to one to three years to resolve, the then prosecutor would have to decide at that time whether to revert to the criminal proceeding or move to have the matter resolved through a civil litigation.  Mr. Shih and his local Taiwan legal counsel strongly believe that it is unlikely that Mr. Shih will be charged in any criminal proceeding relating to this matter. Mr. Shih is the Chairman of Priceplay.com, Inc., a 70% owned subsidiary of PPTW. Mr. Shih was not, and is not, an officer, director or stockholder of PPTW.

Daniel Shih has relinquished “beneficial ownership” of substantially all of his equity interests in our company (whether held directly or indirectly) in a manner acceptable to us. This means that Mr. Shih no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of our common stock, except for a de minimus number of shares of our common stock which will continue to be beneficially owned by him by way of his being a control person in another entity that owns shares of our common stock. Mr. Shih will, however, retain a pecuniary interest in some of the shares of our common stock over which he has relinquished voting and investment power.  Mr. Shih has also removed himself from any and all activities relating to our business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 filed with the SEC on December 20, 2017, as amended to date. Additionally, Barbie Shih, Daniel Shih’s wife, was not re-elected to our board of directors on December 29, 2017. As a result of these events, neither Mr. Shih nor Ms. Shih will maintain any active affiliation with, or material beneficial ownership interest in, our company.

Mr. Shih will not be able to restore his status as a “beneficial owner” of the shares of our common stock that he previously beneficially owned nor will he be able to return to any active role or executive function in our company unless he is exonerated from any wrongdoing with respect to the two matters in Taiwan discussed above or the relevant time period prescribed in Rule 506(d) has expired.

Due to the nature of the actions described above involving our co-founder/ promoter, Daniel Shih, potential investors may not want to invest in our company and third parties may not want to do business with us. The deterrence of investors from investing in our company or of third parties from doing business with us because of reputational issues associated with the actions against Mr. Shih that are described above could have a material adverse effect on our business, financial condition, operations, results of operations and prospects.

We believe our business depends on strong brands, and if we do not develop, maintain and enhance our brand, our ability to gain new customers and retain customers may be impaired.

We believe that our brands will be a critical part of our business. We expect to collaborate extensively with our future airline partners on the look and feel of the in-flight homepage that their passengers encounter when logging into our service in flight. In order to maintain strong relationships with our airline partners, we may have to reduce the visibility of our brand or make other decisions that do not promote and maintain our brand. In addition, many of our trademarks contain words or terms having a somewhat common usage and, as a result, we may have trouble registering or protecting them in certain jurisdictions. If we fail to promote and maintain our brand, or if we incur significant expenses to promote the brands and are still unsuccessful in maintaining strong brands, our business prospects, financial condition and results of operations may be adversely affected.

Businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth. We do not have any relevant experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any future acquisition could involve numerous risks, including:

●	potential disruption of our ongoing business and distraction of management;

●	difficulty integrating the operations and products of the acquired business;

●	use of cash to fund the acquisition or for unanticipated expenses;

●	limited market experiences in new businesses;

●	exposure to unknown liabilities, including litigation against the companies we acquire;

●	additional costs due to differences in culture, geographical locations and duplication of key talent;

●	delays associated with or resources being devoted to regulatory review and approval;

●	acquisition-related accounting charges affecting our balance sheet and operations;

●	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

●	controls in the acquired business;

●	potential impairment of goodwill;

●	dilution to our current stockholders from the issuance of equity securities; or

●	potential loss of key employees or customers of the acquired company.

In the event that we enter into any acquisition agreements, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions.

Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims or litigation in the ordinary course of our business, including for example, claims related to employment matters and class action lawsuits. Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate a number of statutory schemes and a range of rules and regulations that may be subject to broad or creative interpretation, which may subject to us to litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascence of our technologies and services. Plaintiffs in these types of litigation may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. In addition, costly and time-consuming litigation could be necessary to enforce our existing contracts and, even if successful, could have an adverse effect on us. In addition, prolonged litigation against any airline partner, customer or supplier could have the effect of negatively impacting our reputation and goodwill with existing and potential airline partners, customers and suppliers.

Technological advances may harm our business.

Due to the widening use of state-of-the-art, personal electronic devices such as Apple’s iPad, ever-increasing numbers of passengers have their own mobile devices, which they might use to bring their own content such as movies, music or games with them on a flight. This could decrease demand for our in-flight offerings. Carriers now also have greater technical means at their disposal to offer passengers in-flight access to the Internet, including through our offerings and those of our competitors. At present, these offerings do not allow passengers to fully stream content on their mobile devices. If, however, in-flight Internet access in the future allows passengers to fully stream content on their mobile devices, this could decrease demand for our in-flight offerings. While both trends will give rise to risks as well as opportunities for us, it is impossible to foresee at present whether and, if so, to what extent these trends will have lasting effects. Note, too, that the in-flight entertainment systems currently in place are unable to support these developments. Given average useful lives of 15 to 20 years, the conventional systems will continue to dominate the in-flight entertainment industry for the foreseeable future. As a result, possible changes will happen slowly, giving all market players sufficient time to adapt.

We may have exposure to foreign currency risks in the future and our future hedging activities could create losses.

Currency risks essentially arise from the fact that sales to customers and purchasing are effected in one currency while fixed costs are incurred in other currencies. If necessary, we will engage in hedging transactions to counteract direct currency risks. However, we cannot always guarantee that all currency risks will have been hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. We therefore cannot fully preclude negative foreign currency effects in the future - some of which might be substantial - due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments.

We will source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our business by providing us with less quality content to choose from and resulting in potentially less attractive offerings for passengers.

We will receive content from studios, distributors and other content providers, and in some circumstances, we will depend on the volume and quality of the content that these content providers produce. If studios, distributors or other content providers were to reduce the volume or quality of content they make available to us over any given time period, whether because of their own financial limitations or other factors influencing their businesses, we would have less quality content to choose from and our programmers would have more difficulty finding relevant and appropriate content to provide to our customers. This could negatively impact the passenger experience, which could in turn reduce the demand for our offerings, which would have a negative impact on our revenue and results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

Currently, we are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from future operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that the cash flow and future earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. If our subsidiaries do not generate sufficient cash flow from future operations to satisfy corporate obligations, we may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations. Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

Risks Relating to our Industry

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, reductions in capacity by airlines, the number of passengers available to use our service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, terrorist attacks or threats and pandemics could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of our service or file for bankruptcy. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry.

Airlines are subject to cancellations or delays caused by factors beyond their control. Cancellations or delays due to weather conditions or natural disasters, air traffic control problems, breaches in security or other factors could reduce the number of passengers on commercial flights and thereby reduce demand for the services provided by us and our products and services and harm our businesses, results of operations and financial condition.

Risks Relating to our Technology and Intellectual Property

We could be adversely affected if we suffer service interruptions or delays, technology failures or damage to our equipment.

Our reputation and ability to attract, retain and serve our future commercial airline customers will depend upon the reliable performance of our satellite transponder capacity, network infrastructure and connectivity system. We have experienced interruptions in these systems in the past, including component and service failures that temporarily disrupted users’ access to the Internet, and we may experience service interruptions, service delays or technology or systems failures in the future, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation could be harmed and our future airline customers may have the right to terminate their contracts with us or pursue other remedies.

Our operations and services will depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage from fire, flood, earthquakes, power loss, solar flares, telecommunication failures, computer viruses, break-ins, acts of war or terrorism and similar events. Damage to our networks could cause interruptions in the services that we will provide, which could have a material adverse effect on service revenue, our reputation and our ability to attract or retain customers.

We rely on service providers for certain critical components of and services relating to our satellite connectivity network.

We currently source key components of our hardware, including the aircraft installed satellite antenna, from third parties and key aspects of our connectivity services, including all of our satellite transponder services from SKY Perfect JSAT Corporation. While we have written contracts with these key component and service providers, if we experience a disruption in the delivery of products and services from either of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that it will avoid similar issues in the future. Additionally, the loss of the exclusive source protections that we have with our hardware provider could eliminate our competitive advantage in the use of satellites for in-flight connectivity, which could have a material adverse effect on our business and operations.

Assertions by third parties of infringement, misappropriation or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. Any infringement, misappropriation or related claims, whether or not meritorious, is time-consuming, diverts technical and management personnel and is costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Certain of our suppliers do not provide indemnity to us for the use of the products and services that these providers supply to us. At the same time, we generally offer third-party intellectual property infringement indemnity to our customers which, in some cases, does not cap our indemnity obligations and thus could render us liable for both defense costs and judgments. Any of these events could result in increases in operating expenses, limit our service offerings or result in a loss of business if we are unable to meet our indemnification obligations and our airline customers terminate or fail to renew their contracts.

We may not be able to protect our intellectual property rights.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees, vendors, airline customers, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. We have not yet obtained registrations for our most important marks in all markets in which we may do business in the future, including countries in Asia, Africa and the Middle East. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

There can be no assurance that our efforts to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Additionally, the intellectual property laws and enforcement practices of other countries in which our service is or may in the future be offered may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our brand image may be harmed and our business and results of operations may suffer.

Our use of open source software could limit our ability to commercialize our technology.

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the open source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to (i) release the source code of certain of our proprietary software to the public, including competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

The satellites that we currently rely on or may rely on in the future have minimum design lives, but could fail or suffer reduced capacity before then.

The usefulness of the satellites upon which we currently rely and may rely on in the future is limited by each satellite’s minimum design life. For example, the satellites through which we provide our service have minimum design lives ranging from 10 to 15 years. Our ability to offer in-flight connectivity and alleviate capacity constraints throughout our network depends on the continued operation of the satellites or any replacement satellites, each of which has a limited useful life. We can provide no assurance, however, as to the actual operational lives of those or future satellites, which may be shorter than their design lives, nor can we provide assurance that replacement satellites will be developed, authorized or successfully deployed.

In the event of a failure or loss of any of these satellites, our satellite service providers may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have an adverse effect on our business, financial condition and results of operations. Such a relocation may require regulatory approval, including through, among other things, a showing that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that our satellite service provider could obtain such regulatory approval. In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without disrupting or otherwise adversely impacting our business.

Satellites that are not yet in service are subject to construction and launch related risks.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites and to obtain other launch opportunities. Construction and launch delays could materially and adversely affect our ability to generate revenues.

A failure to raise sufficient capital will delay or prohibit our building of a satellite ground station and related data center, which will inhibit our business development.

Because our IFEC services will require the transmission and processing of large amounts of data, we will need to build satellite ground stations and related data centers in our regions of operation, to facilitate the effectiveness and efficiency of our IFEC services. If we are not able to raise an amount of capital sufficient to purchase land for and build a satellite ground station and data center near our area of operations, initially in the Asia region, we may not be able to provide our IFEC services in an efficient and operationally effective way and, as a result, our business prospects and results of operations could suffer.

Risks Related to Ownership of our Common Stock

Our common stock is quoted on the OTCQX Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQX Market. The OTCQX Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

At present, there is minimal public trading in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our shares of common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation, bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 50,000,000 shares of “blank check” preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No shares of our preferred stock are currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Provisions of our articles of incorporation, bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, our bylaws and Nevada law, as applicable, among other things, provide our board of directors with the ability to alter our bylaws without stockholder approval, and provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Aircom currently leases approximately 4,958 square feet of space at 44043 Fremont Blvd., Fremont, CA 94538, comprised of administrative offices, from Global Venture Development, LLC, which lease expires on May 31, 2017. On May 31, 2017, the lease was renewed for another three years and expires May 31, 2020. We pay a monthly base rent of $6,446.

Aircom Japan leases approximately 78 square meters of space at our Japan office. The lease expires on July 20, 2018 and the monthly lease payment is approximately $2,892. Aircom Japan also leases additional space from Daniel Shih, our co-founder, at a cost of $1,215 per month.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been eligible for quotation on the OTCQX market under the symbol “AKOM” since July 31, 2017. Prior to that, our common stock was quoted on the OTCQB market. To date, there has been limited trading for our common stock on the OTC markets. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
	USD	USD
2017
1st Quarter	0.20	0.20
2nd Quarter	5.50	5.50
3rd Quarter	6.00	6.00
4th Quarter	6.00	6.00

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www. Otcmarkets.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 14, 2018, there were approximately 52 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2017.

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

Overview

We are a full-service provider of IFEC solutions. With advanced technologies and a unique business model, we plan to provide airline passengers with a true broadband in-flight experience that encompasses a wide range of service options. Such options will include Wi-Fi, cellular networks, movies, gaming, live TV, and music. We expect to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as a seatback display, as well as on passengers’ personal devices. We also expect to provide content management services and e-commerce solutions.

We plan to partner with airlines and offer airline passengers free IFEC services. We expect to generate revenues through advertising and in-flight transactions.

Principal Factors Affecting our Prior Financial Performance

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

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,		Change
	2017	2016	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	7,147,597	3,970,105	3,177,492	80.0%
Loss from operations	(7,147,597)	(3,970,105)	(3,177,492)	80.0%
Net non-operating income (loss)	23,652	(89,559)	113,211	(126.4)%
Loss before income taxes	(7,123,945)	(4,059,664)	(3,064,281)	75.5%
Income tax expense (benefit)	8,519	(883,200)	891,719	(101.0)%
Net Loss	(7,132,464)	(3,716,464)	(3,956,000)	124.5%
Other comprehensive loss	(3,454)	(10)	(3,344)	(34,440.0)%
Total comprehensive loss	$(7,135,918)	$(3,176,474)	$(3,959,444)	124.6%

Sales. Our sales were $0 for both the years ended December 31, 2017 and 2016 as we are still developing our core business in IFEC solutions and there was no non-recurring sale of equipment to related parties during the years.

Operating expenses. Our operating expenses increased by $3,177,492 to $7,147,597 for the year ended December 31, 2017, from $3,970,105 for the year ended December 31, 2016. Such increase was mainly due to the increase in stock-based compensation, satellite service fees, investor relation and go public expense, payroll and related expenses, legal expense, accounting fees, travel expenses and consulting fee of $1,729,446, $382,281, $671,058, $578,903, $306,694, $457,736, $138,965 and $269,453, respectively, which was offset by the decrease in R&D and outsourcing expenses of $1,231,202 and $144,623, respectively.

Net non-operating income (expense). We had $23,652 in net non-operating income for the year ended December 31, 2017, as compared to net non-operating expense of $89,559 for the year ended December 31, 2016. Net non-operating income (loss) for the year ended December 31, 2017 primarily represents the cancellation of debt from a related party of $26,647, while net non-operating expense for the year ended December 31, 2016 consisted of interest expense.

Income tax expense. Income tax expense increased to $8,519 for the year ended December 31, 2017, from an income tax benefit of $883,200 for the year ended December 31, 2016. The income tax expense for 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. The income tax benefit for 2016 was because the operating loss reduced the taxable income carried over from 2015.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $3,959,444 to $7,135,918 for the year ended December 31, 2017, from $3,176,474 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $21,504. To date, we have financed our operations primarily through sales of equipment to related parties (in 2015), cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	December 31,
	2017	2016
Net cash used for operating activities	$(6,001,485)	$(1,225,102)
Net cash used for investing activity	(273,015)	(4,006,285)
Net cash provided by financing activity	5,984,941	5,502,422
Net increase (decrease) in cash and cash equivalents	(289,559)	271,035
Cash from acquired subsidiaries	2,354	21,650
Foreign currency translation effect on cash	(3,464)	(10)
Cash at beginning of year	312,173	19,498
Cash at end of year	$21,504	$312,173

Operating Activities

Net cash used for operating activities was $6,001,485 for the year ended December 31, 2017, as compared to $1,225,102 for the year ended December 31, 2016. The increase in net cash used for operating activities was mainly due to net operating loss, increase in prepaid expenses, and decrease in other payable related parties of $7,132,464, $521,949 and $2,373,180, respectively, offset by the decrease in other receivable-related party and deposits-others, increase in accrued expenses and other payable of $162,335, $660,132, $506,822 and $392,299, respectively.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2017 was $273,015, as compared to $4,006,285 for the year ended December 31, 2016. The cash used for investing activities was mainly attributable to purchase of property and equipment during the 2017.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $5,984,941, as compared to $5,502,422 for the year ended December 31, 2016. The increase was mainly attributable to more proceeds from the issuance of our common stock during 2017.

Currently available working capital will not be adequate to sustain our operations at our current levels for the next twelve months. We expect to satisfy our working capital requirements over the next twelve months through the sale of equity or debt securities. However, we do not have any commitment from any third-party to invest in our company or otherwise acquire any of our equity or debt securities. Furthermore, even if we successfully raise sufficient capital to satisfy our needs over the next twelve months, in the future, we will require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Capital expenditures for the years ended December 31, 2017 and 2016 were $273,015 and $4,006,285, respectively. The decrease in capital expenditures was mainly due to construction in progress during 2016.

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

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on its inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2017 and 2016, the Company incurred approximately $366,000 and $1,597,000 in research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years and satellite equipment – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for each of the years ended December 31, 2017 and 2016.

Goodwill and Purchased Intangible Assets. Goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2017 and 2016, purchased intangible asset consists of satellite system software and is amortized over 10 years.

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

Foreign Currency Translation. If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of our company. Such adjustments are accumulated and reported under other comprehensive income (loss) as a separate component of stockholder’s equity.

Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing either a retrospective basic or modified retrospective basic method. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

Income Taxes

In October 2016, FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory” (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for annual reporting periods beginning after December 15, 2017 and for the Company in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2017 and 2016 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was not effective due to the following material weakness:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	In April 2017, we retained Mr. Y. Tristan Kuo as our Chief Financial Officer, who will oversee the improvement of our disclosure controls and procedures, as well as internal control over financial reporting. In addition, we hired an experienced staff accountant in August 2017 to enhance the functionality of our accounting department.

●	In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

We intend to complete the remediation of the material weakness discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2017, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Jeffrey Wun	51	Chief Executive Officer, President and Chairman
Y. Tristan Kuo	63	Chief Financial Officer
James J. Busuttil	59	Director
Raymond Choy	37	Director
Chih-Ming (Albert) Hsu	42	Director
Colin Lim	53	Director
Jan-Yung Lin	56	Director

Jeffrey Wun. Mr. Wun has served as our President and Chief Executive Officer since December 31, 2017. Mr. Wun has been a member of our board of directors since the reverse acquisition of Aircom on February 13, 2017 and was appointed as Chairman of the board of directors on January 22, 2018. Mr. Wun previously served as our President, Treasurer and Secretary from December 2016 to February 2017. Mr. Wun has served as Aircom’s Chief Technology Officer since December 2014. Mr. Wun is a technologist with more than 25 years of experience in the communications industry. Prior to joining Aircom Mr. Wun served as Senior Staff Engineer at Samsung Electronics Co., Ltd. from December 2012 to May 2015. Prior to that, Mr. Wun was a profession engineer at MediaTEK USA Inc. from November 2010 to December 2012 and served as Chief Executive Officer at Kairos System Inc. from 2003 to 2010. Mr. Wun received a Bachelor of Science in Biochemistry and Computer Science from Chinese University of Hong Kong in 1988. Mr. Wun was selected to serve as a member of our board of directors due to his historical knowledge of our company and his technical background.

Y. Tristan Kuo. Mr. Kuo has served as our Chief Financial Officer since April 10, 2017 and has served as Chief Financial Officer of Aircom since May 2017. Mr. Kuo has more than 30 years of experience in accounting, financing and information systems for companies in the bio-pharmaceutical, manufacturing, commodity trading and banking industries and has served in the capacities of CFO, CIO and Controller. Mr. Kuo has served as the Vice President of Investor Relations of Nutrastar International, Inc. (OTCPK: NUIN) since April 2016. Mr. Kuo also served as the Chief Financial Officer of Success Holding Group International, Inc., a provider of personal improvement seminars, from August 2015 to April 2017. Prior to that, he served as CFO/CIO Partner of Tatum, a management and advisory services firm, from December 2014 to August 2015, as an independent board member and audit committee chairman of KBS Fashion Group Limited (NASDAQ: KBSF) from August 2014 to May 2015, and as the Chief Financial Officer of Crown Bioscience, Inc. from June 2012 to November 2013. Prior to that, Mr. Kuo served as Chief Financial Officer of China Biologic Products, Inc. (NASDAQ: CBPO), a Chinese biopharmaceutical company, from June 2008 to May 2012 and served as its Vice President of Finance between September 2007 and May 2008. Prior to that, Mr. Kuo worked for the Noble Group in Hong Kong as the Senior Business Analysis Manager from February through August 2007 and as the Controller, Vice President of Finance and CFO of Cuisine Solution, Inc., a previously publicly traded company in Alexandria, Virginia, from December 2002 to January 2007. Mr. Kuo also served as the Vice President of Information Systems for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2002 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, from 1991 to 2001. Mr. Kuo received his Master’s degree in Accounting from The Ohio State University and Bachelor’s degree in Economics from Soochow University, Taipei.

James J. Busuttil. Dr. Busuttil has served as a member of our board of directors since December 29, 2017. Dr. Busuttil is an attorney admitted to practice before the courts of New York State since 1983, as well as numerous U.S. Federal Trial and Appeals Courts, practicing international, financial and corporate law. Dr. Busuttil was elected as a Life Fellow of the U.K.-based Institute of Directors (IoD). Members are invited to become Fellows of the IoD based on their substantial and sustained experience and contribution to business. Fellows are required to have been a company director for at least five years and, at some point during this period, the entity must have had an annual turnover or budget that exceeds £10m. Dr. Busuttil has represented banks and financial institutions based in the United States and other countries in private sector financing of domestic and international projects, negotiated alternative energy project financings, handled transnational mergers and joint ventures, represented equity investors in venture capital transactions and organized investment funds. In addition, Dr. Busuttil represented the Bank Advisory Group for a major Latin American debtor nation in sovereign debt restructuring and handled a variety of private sector Latin American debt restructures. Dr. Busuttil has been a Member of the Permanent Court of Arbitration (PCA) since 2007. The PCA is the oldest international tribunal in the world established by the 1907 Convention for the Pacific Settlement of International Disputes. Membership of the PCA is strictly by nomination of contracting states of individuals of known competency in questions of international law, of the highest moral reputation, and disposed to accept the duties of Arbitrator. Dr. Busuttil is also a Member of the London Court of International Arbitration Users’ Council. With respect to arbitration, Dr. Busuttil has been involved mainly in investment disputes. Dr. Busuttil created the University of London’s Postgraduate Laws Program. Dr. Busuttil directed the University of London’s Master of Laws (LL.M.), Postgraduate Diploma in Laws (PG Dip. Laws) and the Postgraduate Certificate in Laws (PG Cert. Laws) from January 2004 to January 2015. Under Dr. Busuttil’s leadership, the Program grew to over 3,000 persons from more than 150 countries. Dr. Busuttil was appointed as an Honorary Professor at the Faculty of Law of University College London (UCL) in 2004. Dr. Busuttil has been a member of the Pugwash Conference on Science and World Affairs, of the Council on Foreign Relations, and of the Executive Council of the American Society of International Law. In the course of work, Dr. Busuttil has developed experience and understanding in dealing with parties and organizations, including the private and public sectors, in South East Asia, East Asia, Europe, the Middle East, Russia, North Africa and Australasia. Professor Busuttil was selected to serve as a member of our board of directors due to his extensive international legal experience.

Raymond Choy. Mr. Choy has served as a member of our board of directors since December 29, 2017 and has served as a member of Aircom’s board from since October 2017. Mr. Choy has provided accounting, consulting and advisory services to public and private companies since July 2016 through his partnership with Beyond Century Consulting, LLC, a financial and business consulting company. Mr. Choy has extensive experience auditing the financial statements and internal controls of public and private companies as a senior manager at Frazer, LLP, a certified public accountants company, from July 2004 to June 2016. Mr. Choy received his bachelor’s degree with in business administration with accounting concentration and minor in computer information systems from California State Polytechnic University, Pomona, in 2003. Mr. Choy became a certified public accountant (CPA) in the state of California in 2006 and also received his chartered global management accountant (CGMA) designation in 2013. Mr. Choy was selected to serve as a member of our board of directors due to his accounting background.

Chih-Ming (Albert) Hsu. Mr. Hsu has served as a member of our board of directors since December 29, 2017 and has served as a member of Aircom’s board from since April 2017. Mr. Hsu was admitted to practice law in Taiwan as a corporate and business lawyer and as a patent attorney in 2002. Mr. Hsu is the owner of Chascord Law Firm. Mr. Hsu previously served as the arbitrator & mediator of the Chinese Arbitration Association, Taipei. In addition, Mr. Hsu was the Chairman of Unitel High Technology Corporation, a listed company on the Taiwan over-the-counter market from December 2015 to September 2016.  Mr. Hsu received the degrees of Master of Law and Bachelor of Law from National Taiwan University in 2003 and 1997, respectively. Mr. Hsu is an expert of real estate securitization in Taiwan. Mr. Hsu was selected to serve as a member of our board of directors due to his legal experience in Taiwan.

Colin Lim. Mr. Lim has served as a member of our board of directors since the reverse acquisition of Aircom on February 13, 2017 and served as a member of Aircom’s board from July 2015 to February 2017. In 2013, Mr. Lim founded Dynasty Media & Entertainment Group, a movie production and distribution company and an investment company with interests in a variety of businesses, including restaurants, wood and timber traders, exotic leather manufacturers, movie producers, copyrights transaction companies, and entertainment businesses, as well as hi-tech companies, and is the Managing Director who oversees financing, investment, copyrights. Mr. Lim has occupied the role of Executive Chairman of Sunny Leather from June 2006 and is responsible for general management. Mr. Lim has occupied the role of Executive Chairman of Anson International since March 2003 where he oversees investment. Mr. Lim has occupied the role of Managing Director of Euroamerica International since December 1999 where he oversees management and trading operations of the company. Mr. Lim’s investment experience in the movie and copyright businesses has allowed us to better negotiate and acquire sufficient movie copyrights and entertainment content to complement our business model. Mr. Lim graduated from New South Wales University in Australia, where he received his degree in engineering and business. Mr. Lim was selected to serve as a member of our board of directors due to his investment experience and his experience in with movie and copyright businesses.

Jan-Yung Lin. Mr. Lin has served as a member of our board of directors since the reverse acquisition of Aircom on February 13, 2017. Mr. Lin served as Aircom’s President since June 2017, as Aircom’s Chief Executive Officer from February 2015 to October 2016, as Aircom’s Chief Operating Officer from September 2014 to February 2015, and as a director of Aircom from September 2014 to February 2017. Mr. Lin has practiced corporate and business law at Concorde Law PC as a solo practitioner since 2012. Prior to that Mr. Lin was the General Counsel and Chief Financial Officer of EMG Properties, Inc. in California. Prior to that Mr. Lin was a corporate associate of Goodwin Procter LLP. Mr. Lin graduated magna cum laude from Cornell Law School with a J.D. degree and an LL.M. degree in International and Comparative Law. Mr. Lin received an M.B.A. degree from the University of California, Berkeley and a Bachelor’s degree from the National Taiwan University. Mr. Lin was selected to serve as a member of our board of directors due to his legal background.

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

Except as set forth in our discussion below in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Board Composition and Committees

Our board of directors is comprised of six members: Jeffrey Wun, James J. Busuttil, Raymond Choy, Chih-Ming (Albert) Hsu, Colin Lim and Jan-Yung Lin. Our board of directors has determined that Messrs. Busuttil, Choy and Lim are independent directors as that term is defined in the rules of the Nasdaq Stock Market.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating and Governance Committee. Each of the three standing committees is comprised entirely of independent directors. From time to time, the board of directors may establish other committees.

Board Role in Risk Oversight

Our board of directors plays an active role, as a whole and also at the committee level, in overseeing management of our risks and strategic direction. Our board of directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Our Audit Committee oversees the process by which our senior management and relevant employees assess and manage our exposure to, and management of, financial risks. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Nominating and Governance Committee also manages risks associated with the independence of members of our board of directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed about such risks.

Audit Committee

Our Audit Committee currently consists of Messrs. Busuttil, Choy and Lim, with Mr. Choy serving as chairman. Our board of directors has determined that each member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Our board of directors further determined that Mr. Choy possesses the accounting or related financial management experience that qualifies his as financially sophisticated within the meaning of the rules of the Nasdaq Stock Market and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The primary purposes of our Audit Committee are to assist our board of directors in fulfilling its responsibility to oversee the accounting and financial reporting processes of our company and audits of our financial statements, including (i) reviewing the scope of the audit and all non-audit services to be performed by our independent accountant and the fees incurred by us in connection therewith, (ii) reviewing the results of such audit, including the independent accountant’s opinion and letter of comment to management and management’s response thereto, (iii) reviewing with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) engaging our independent accountants and (v) reviewing our quarterly and annual financial statements prior to public issuance. The role and responsibilities of our Audit Committee are more fully set forth in a written charter adopted by our board of directors on June 6, 2017, which is available on our website at www.aerkomm.com.

Compensation Committee

Our Compensation Committee currently consists of Messrs. Busuttil, Choy and Lim, with Mr. Lim serving as chairman. The primary purposes of our Compensation Committee are to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing the compensation packages of executive officers and making recommendations to our board of directors for said compensation packages, (ii) reviewing and approving proposed stock incentive grants and (iii) providing our board of directors with recommendations regarding bonus plans, if any. The role and responsibilities of our Compensation Committee are more fully set forth in a written charter adopted by our board of directors on January 23, 2018, which is available on our website at www.aerkomm.com.

The policies underlying our Compensation Committee’s compensation decisions are designed to attract and retain the best-qualified management personnel available. We routinely compensate our executive officers through salaries. At our discretion, we may reward executive officers and employees through bonus programs based on profitability and other objectively measurable performance factors. Additionally, we use stock options and other incentive awards to compensate our executives and other key employees to align the interests of our executive officers with the interests of our stockholders. In establishing executive compensation, our Compensation Committee will evaluate compensation paid to similar officers employed at other companies of similar size in the same industry and the individual performance of each officer as it impacts our overall performance with particular focus on an individual’s contribution to the realization of operating profits and the achievement of strategic business goals. Our Compensation Committee will further attempt to rationalize a particular executive’s compensation with that of other executive officers of our company in an effort to distribute compensation fairly among the executive officers. Although the components of executive compensation (salary, bonus and incentive grants) will be reviewed separately, compensation decisions will be made based on a review of total compensation.

Nominating and Governance Committee

Our Nominating and Governance Committee currently consists of Messrs. Busuttil, Choy and Lim, with Mr. Busuttil serving as chairman. The primary purposes of our Nominating and Governance Committee are to (i) identify individuals qualified to become members of our board of directors and recommend to our board of directors the nominees for the next annual meeting of our stockholders and candidates to fill vacancies on our board of directors, (ii) recommend to our board of directors the directors to be appointed to committees of our board of directors and (iii) oversee the effectiveness of our corporate governance in accordance with regulatory guidelines and any other guidelines we establish, including evaluations of members of executive management, our board of directors and its committees. The role and responsibilities of our Nominating and Governance Committee are more fully set forth in a written charter adopted by our board of directors on January 23, 2018, which is available on our website at www.aerkomm.com.

Our Nominating and Governance Committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) includes the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. Our Nominating and Governance Committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

A stockholder of our company may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our bylaws. In addition, the notice must be made in writing and set forth as to each proposed nominee who is not an incumbent director (i) their name, age, business address and, if known, residence address, (ii) their principal occupation or employment, (iii) the number of shares of stock of our company beneficially owned, (iv) a description of all arrangements or understandings between the stockholder and each nominee and any other person pursuant to which the nominations are to be made and (v) any other information concerning the nominee that must be disclosed respecting nominees in proxy solicitations pursuant to Rule 14(a) of the Exchange Act. The recommendation should be addressed to our Secretary.

Among other matters, our Nominating and Governance Committee will:

●	review the desired experience, mix of skills and other qualities to assure appropriate board composition, taking into account the current members of our board of directors and the specific needs of our company and our board of directors;

●	conduct candidate searches, interviews prospective candidates and conducts programs to introduce candidates to our management and operations, and confirms the appropriate level of interest of such candidates;

●	recommend qualified candidates who bring the background, knowledge, experience, independence, skill sets and expertise that would strengthen and increase the diversity of our board of directors; and

●	conduct appropriate inquiries into the background and qualifications of potential nominees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey Wun, CEO and President (2)(3)	2017	160,000	46,914	-	206,914
	2016	141,641	-	-	141,641
Y. Tristan Kuo, CFO (4)	2017	72,752	938,277	-	1,011,029
	2016	-	-	-	-
Jiun-Sheuan Yang (2)(5)	2017	160,000	-	-	160,000
	2016	128,308	-	-	128,308
Peter Chiou, Former CEO and President (2)(6)	2017	24,000	3,002,486	50,000	3,076,486
	2016	-	-	45,600	45,600

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On February 13, 2017, we acquired Aircom in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that the named executive officer received from Aircom prior to the consummation of the reverse acquisition.

(3)	Mr. Wun has served as our Chief Executive Officer and President since December 31, 2017, upon the resignation of Mr. Chiou from these positions, and previously served as our President from December 28, 2016 until February 13, 2017. He also currently serves as the Chief Technology Officer of Aircom.

(4)	Mr. Kuo has served as our Chief Financial Officer since April 10, 2017.

(5)	Mr. Jiun-Sheuan Yang has served as Aircom’s Vice President of Engineering since December 2014.

(6)	Mr. Chiou was replaced from his positions as President and Chief Executive Officer effective December 30, 2017. The amount included in all other compensation represents consulting fees paid by Aircom to Mr. Chiou.

On March 31, 2017, we entered into an employment agreement with Mr. Kuo, effective April 10, 2017, pursuant to which we agreed to pay Mr. Kuo an annual salary of $100,000, plus a guaranteed bonus of $85,000 payable on the earlier of (i) the first anniversary of Mr. Kuo’s employment or (ii) upon closing of an equity or equity linked financing in which we or one of our subsidiaries raises at least $15 million. Mr. Kuo will also be entitled to an annual bonus as recommended by our Chief Executive Officer and approved by our board of directors. In addition, we agreed to grant Mr. Kuo an option to purchase 300,000 shares of our common stock, with one quarter of the shares underlying the option to be vested immediately and the remaining shares to be vested equally over three years on each anniversary of Mr. Kuo’s employment. In addition, during the first nine months of Mr. Kuo’s employment or until he relocates, if earlier, we also agreed to provide a furnished living accommodation, a car allowance of $400 per month, and a personal travel allowance of $600 per month for Mr. Kuo to visit his spouse or vice versa. We also agreed to pay up to $6,000 in relocation expenses, should Mr. Kuo decide to relocate. We will also be responsible for medical insurance under our medical plan or we will reimburse the premium of a medical plan that is comparable to the medical plan offered to other employees. Mr. Kuo will also be eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Kuo from competing with us during his employment, or from soliciting any of our employees or consultants for a period of two years after his employment end. The employment agreement may be terminated by either party for any reason upon 30 days’ notice. If Mr. Kuo’s employment is terminated by us without cause, the portion of stock options to be vested for the year if completed shall be vested immediately.

On November 29, 2017, we entered into an employment agreement with Mr. Chiou, effective November 1, 2017, pursuant to which we agreed to pay Mr. Chiou an annual salary of $144,000. Under the employment agreement, Mr. Chiou was entitled to twenty (20) working days of vacation per year and was eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time. Following Mr. Chiou’s resignation effective December 31, 2017, the employment agreement effectively terminated. We expect to enter into a new six-month consulting agreement with Mr. Chiou pursuant to which we will pay him a $5,000 consulting fee per month. We also expect to enter into a formal separation agreement with Mr. Chiou. We have not consummated the consulting or separation agreements with Mr. Chiou and we can provide no assurance that we will enter into these agreements with him.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Wun	-	-	15,000	$5.50	6/23/2027
Y. Tristan Kuo	112,500	-	187,500	$5.50	6/23/2027

Director Compensation

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2017.

Effective December 29, 2017, we entered into independent director agreements with James Busuttil Raymond Choy and Colin Lim Under the terms of these independent director agreements, we have agreed to pay the independent directors an annual cash fee of $20,000, paid quarterly in four equal instalments, commencing in the first quarter following closing of our public offering, and an additional $5,000 cash compensation fee for serving as board of directors committee chairmen. This additional fee will be paid no later than the fifth business day following the filing of this report with the SEC.

Each independent director is entitled to receive an initial, fully vested stock option to purchase 20,000 shares of our common stock. If the director is still a member of the board of directors and continues to serve as a non-employee director immediately following each annual meeting of our stockholders, the director will be automatically granted an additional option to purchase 20,000 shares of our common stock as of the date of each such annual meeting. These additional option grants will vest and become exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the director continuing in service on the board of directors through each such vesting date. The per share exercise price of each option granted to the independent director will equal 100% of the fair market value (as defined by the board of directors) of a share of our common stock on the date the option is granted, and the term of each stock option granted to the director will be ten (10) years from the date of grant.

We also agreed to purchase directors and officers liability insurance with coverage up to an aggregate maximum of $3 million commencing promptly following the final closing of our public offering, and to reimburse the independent directors for pre-approved reasonable business expenses incurred by them

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 923 Incline Way #39, Incline Village, NV 89451.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Jeffery Wun, CEO, President and Director (3)	Common Stock	14,528,120	34.88%
Y. Tristan Kuo, CFO (4)	Common Stock	137,500	*
James Busuttil, Director (5)	Common Stock	20,000	*
Raymond Choy, Director (6)	Common Stock	20,000	*
Chih-Ming (Albert) Hsu, Director	Common Stock	-	*
Colin Lim, Director (7)	Common Stock	20,000	*
Jan-Yung Lin, Director (8)	Common Stock	2,312,010	5.55%
All officers and directors as a group (7 persons named above)	Common Stock	17,037,630	40.90%
Dmedia Holding LP (9)	Common Stock	11,187,138	26.85%
Sheng-Chun Chang (10)	Common Stock	10,000,115	24.01%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 41,460,097 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 11,187,138 shares of our common stock owned by Dmedia Holding LP. On December 20, 2017, Mr. Wun purchased an 85.7% interest in, and was appointed Manager of, Dmedia LLC, the General Partner of Dmedia Holding LP. As such, Mr. Wun is deemed to be the beneficial owner of the 11,187,138 shares of our common stock held by Dmedia Holding LP by virtue of his voting and dispositive power of those shares. Through his ownership interest in Dmedia LLC which owns an approximately 6% direct interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 588,005 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 10,599,133 shares of our common stock held by Dmedia Holding LP. Also includes 1,103,554 shares of our common stock over which Mr. Wun has the voting and investment power by virtue of his being the Trustee of the 4416 Jordan Ranch Trust which owns these shares. Mr. Wun disclaims beneficial ownership of these 1,103,554 shares. Does not include 15,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(4)	Consists of 137,500 shares of our common stock which Mr. Kuo has the right to acquire within 60 days through the exercise of vested options but does not include 162,500 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(5)	Consists of 20,000 shares of our common stock which Mr. Busuttil has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 20,000 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options.

(7)	Consists of 20,000 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 60,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(8)	Includes of 1,864,524 shares of our common stock owned by Mr. Lin directly and 447,486 shares of our common stock owned by Mr. Lin’s spouse. Does not include 4,796,150 shares of our common stock owned by Mr. Lin through his approximately 7% ownership interest in Dmedia LLC and his approximately 42.4% interest Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them. Does not include 15,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(9)	Mr. Wun has sole voting and dispositive power over these shares of our common stock although he disclaims beneficial ownership of 10,599,133 of these shares. Mr. Lin owns a pecuniary interest in 4,796,150 of these shares although he does not exercise voting or dispositive control over them. Mr. Shih owns a pecuniary interest in 4,990,291 of these shares although he does not exercise voting or dispositive power over them. The address of Dmedia Holding LP is 91 Gregory Ln Ste 5, Pleasant Hill, CA 94523.

(10)	Consists of 10,000,115 shares of common stock held by Well Thrive Limited. Sheng-Chun Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	6,646,307	$1.7210	3,353,693
Total	6,646,307	$1.7210	3,353,693

On May 5, 2017, we established our 2017 Equity Incentive Plan, or the Plan. The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. We expect that the Plan will be approved by our stockholders at our annual meeting in 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 10,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Administration. The Plan is administered by our Compensation Committee. Our Compensation Committee has the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. Our Compensation Committee is authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms of agreements entered into with recipients under the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan.

Eligibility. All employees, directors and individuals providing services to our company or its subsidiaries are eligible to participate in the Plan.

Shares Subject to Plan. The number of shares of common stock that is available for grant of awards under the Plan is 10,000,000 shares.

Stock Option and SAR Grants. The exercise price per share of common stock purchasable under any stock option or stock appreciation right, or SAR, will be determined by our Compensation Committee, but cannot in any event be less than 100% of the fair market value of our common stock on the date the option is granted. Our Compensation Committee will determine the term of each stock option or SAR (subject to a maximum of 10 years) and each stock option or SAR will be exercisable pursuant to a vesting schedule determined by our Compensation Committee. The grants and the terms of incentive stock options, or ISOs, shall be restricted to the extent required for qualification as ISOs by the Internal Revenue Code, or the Code. Subject to approval of our Compensation Committee, stock options or SARs may be exercised by payment of the exercise price in cash, shares of our common stock, which have been held for at least six months, or pursuant to a “cashless exercise” through a broker-dealer under an arrangement approved by us. We may require the grantee to pay to us any applicable withholding taxes that we are required to withhold with respect to the grant or exercise of any award. The withholding tax may be paid in cash or, subject to applicable law, our Compensation Committee may permit the grantee to satisfy such obligations by the withholding or delivery of shares of our common stock. We may withhold from any shares of our common stock issuable pursuant to a stock option or SAR or from any cash amounts otherwise due from us to the recipient of the award an amount equal to such taxes.

Stock Grants. Shares may be sold or awarded for consideration and with or without restriction as determined by the Compensation Committee, including cash, full-recourse promissory notes, as well as past and future services. Any award of shares will be subject to the vesting schedule, if any, determined by the Compensation Committee. In general, holders of shares sold or awarded under the Plan will have the same voting, dividend and other rights as our other stockholders. As a condition to the purchase of shares under the Plan, the purchaser will make such arrangements as our Compensation Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with such purchase.

Adjustments. In the event of any change affecting the shares of our common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, our board of directors will make such substitution or adjustment in the aggregate number of shares that may be distributed under the Plan and in the number and option price (or exercise or purchase price, if applicable) as it deems to be appropriate in order to maintain the purpose of the original grant.

Termination of Service. If a participant’s service to our company terminates on account of death or disability, then the participant’s unexercised options, if exercisable immediately before the participant’s death, disability or retirement, may be exercised in whole or in part, on the earlier of the date on which such stock option would otherwise expire or one year after the event. If a participant’s service to us terminates for any other reason, then the participant’s unexercised options, to the extent exercisable immediately before such termination, will remain exercisable, and may be exercised in whole or in part, for a period ending on the earlier of the date on which such stock option would otherwise expire or three months after such termination of service.

Amendment and Termination. Our board of directors may, at any time, alter, amend, suspend, discontinue, or terminate the Plan; provided that such action shall not adversely affect the right of grantees to stock awards or stock options previously granted and no amendment, without the approval of our stockholders, shall increase the maximum number of shares which may be awarded under the Plan in the aggregate, materially increase the benefits accruing to grantees under the Plan, change the class of employees eligible to receive options under the Plan, or materially modify the eligibility requirements for participation in the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On December 28, 2016, we entered into a stock purchase agreement with Ms. Irina Goldman, our sole director and officer and principal stockholder at such time, and Aircom, pursuant to which Aircom purchased all 700,000 shares of our common stock held by Ms. Goldman for $320,000.

●	On December 27, 2016, Ms. Goldman agreed to convert her total shareholder advances of $49,958 to equity and this total amount was recorded as additional paid in capital.

●	On February 13, 2017, we entered into a share exchange agreement with Aircom, our then principal stockholder, and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Aircom in exchange for 40,000,000 shares of our common stock and we also agreed to issue options to acquire 5,444,592 shares of our common stock to Aircom’s option holders in exchange for their options to purchase Aircom’s common stock. In addition, Aircom returned all 700,000 shares of our common stock purchased by it on December 28, 2016 and we immediately cancelled such shares, and all existing options to purchase Aircom’s shares of common stock were also canceled.

●	On March 31, 2017, we entered into a settlement and release agreement with Aircom and dMobile, Taiwanese corporation whose Chairman of the Board is Daniel Shih, our co-founder, a former material beneficial owner of our common stock and the husband of Barbie Shih, one of our former directors. Aircom and dMobile entered into a certain Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, or the Purchase Agreement, pursuant to which Aircom delivered to dMobile certain equipment with an aggregate invoice price of $5,478,900 and received from dMobile $2,000,000 in partial payment, as a result of which dMobile owed Aircom a balance of $3,478,900 under the Purchase Agreement. Aircom and dMobile also entered into a certain Statement of Work, dated January 15, 2015, or the Statement of Work, pursuant to which dMobile delivered to Aircom certain intangible property with an aggregate invoice price of $4,950,000 and received from Aircom $1,000,000 in partial payment, as a result of which Aircom owed dMobile $3,950,000 under the Statement of Work. Offsetting the amounts Aircom and dMobile owed to each other under the Purchase Agreement and the Statement of Work, Aircom owed dMobile a net amount of $471,100. To settle this amount, Aircom and dMobile entered into the settlement and release agreement with respect to these matters pursuant to which (i) the Purchase Agreement and the Statement of Work were terminated and dMobile agreed to accept, and we agreed to issue to dMobile, 94,220 shares of our common stock valued at $5.00 per share in full settlement of the $471,100 outstanding amount and (ii) Aircom and dMobile each agreed to waive, release, discharge and covenant not to sue each other with respect to any and all possible claims arising out of or relating to the Purchase Agreement and the Statement of Work.

●	On March 31, 2017, we entered into a settlement and release agreement with Aircom and PPUS, a Delaware corporation of which Daniel Shih is the Chairman of the board of directors. Aircom and PPUS entered into a certain Development Agreement, dated February 10, 2015, as amended by the First Amendment to Development Agreement, dated July 17, 2015 and the Second Amendment to Development Agreement, dated August 18, 2015, or, as amended, the Development Agreement, pursuant to which Aircom and PPUS agreed to jointly develop certain AirCinema airplane seating technology and related products. Aircom and PPUS fully performed the specified terms of the Development Agreement with the exception that a deposit of $387,500 was advanced by PPUS to Aircom for which the Aircom and PPUS did not reach agreement as to the scope of work to be covered by such deposit. Additionally, PPUS also advanced an additional deposit of $349,500 to Aircom with the intent that such additional deposit would be applied towards one or more additional projects that Aircom and PPUS would agree to in the future. Aircom and PPUS agreed to conclude their relationship with respect to the Development Agreement, the deposits and other prior dealings between them, and to settle all accounts between them. Aircom and PPUS entered into the settlement and release agreement with respect to these matters pursuant to which (i) the Development Agreement was deemed completed and terminated and PPUS agreed to accept, and we agreed to issue to PPUS, 147,400 shares of our common stock valued at $5.00 per share in full settlement of the deposit amounts and (ii) Aircom and PPUS each agreed to waive, release, discharge and covenant not to sue each other with respect to any and all possible claims arising out of or relating to the Development Agreement and the deposit amounts.

●	On March 31, 2017, we entered into a settlement and release agreement with Aircom and PPTW, a Taiwanese limited company and parent of PPUS, its wholly owned subsidiary. Aircom and PPTW entered into a certain purchase order, or the Purchase Order, pursuant to which PPTW agreed to purchase from Aircom a set of mobile satellite communication equipment priced at $909,000. Pursuant to the terms of the Purchase Order, PPTW paid an initial payment to Aircom in the amount of $819,300 and Aircom delivered to PPTW a mobile satellite antenna, together with radome, control unit, power supply, and other associated items, or collectively, the Equipment. PPTW raised certain issues regarding the Equipment and informed us that it desired to return the Equipment to Aircom and to receive a refund of the initial payment. Aircom and PPTW entered into the settlement and release agreement with respect to these matters pursuant to which (i) Aircom and PPTW agreed to terminate the Purchase Order, (ii) PPTW agreed to return the Equipment to Aircom, (iii) PPTW agreed to accept, and we agreed to issue to PPTW, 163,860 shares of our common stock valued at $5.00 per share in full settlement of the initial payment amount and (ii) Aircom and PPTW each agreed to waive, release, discharge and covenant not to sue each other with respect to any and all possible claims arising out of or relating to the Purchase Order or the initial payment.

●	On July 5, 2017, we entered into a subscription agreement with Daniel Shih, who agreed to purchase an aggregate of 5,000 shares of our common stock at a price of $5.50 per share, for an aggregate purchase of $27,500. These shares were offered and sold by us to Mr. Shih in a private placement offering exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

●	Aircom Japan leases space from Daniel Shih at a cost of $1,215 per month. Daniel Shih’s father, Yih Lieh (Giretsu) Shih, is the President of Aircom Japan and is paid an annual salary of approximately $90,000.

●	On March 9, 2015, we entered into a 10-year purchase agreement with Klingon, pursuant to which we agreed to sell our in-flight connectivity systems to Klingon for joint development and resale to Hong Kong based airlines under the brand name Aircom4U. In accordance with the terms of this agreement, Klingon agreed to purchase from us an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. To date, we have received $762,000 from Klingon in milestone payments towards the equipment purchase price. Daniel Shih was Chairman of Klingon from February 2015 to February 2016, and Peter Chiou, our former Chairman, Chief Executive Officer and President, was Chief Executive Officer and President of Klingon from March 2015 through April 2016, prior to joining our company in February 2017. Neither Mr. Shih or Mr. Chiou owns any capital stock of Klingon. Mr. Chiou agreed to step down from his positions with our company effective December 31, 2017. We expect that Mr. Chiou will become a consultant for a short period of time and will be paid $5,000 per month effective upon his entering into consulting and separation agreement with us.

Director Independence

Our board of directors has determined that Messrs. Raymond Choy, Colin Lim and James Busuttil are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees	$156,000.00	$30,000.00
Audit-Related Fees	2.58	87.80
Tax Fees	36,000.00	-
All Other Fees	38,000.00	-
TOTAL	$230,002.58	$30,087.80

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Chen & Fan for our financial statements as of and for the year ended December 31, 2017.

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

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Chen & Fan

ACCOUNTANCY CORPORATION

2480 North First Street, Suite 280

San Jose, California 95131

Telephone (408) 432-1218

Facsimile (408) 432-1212

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AERKOMM INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AERKOMM INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring loss from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Chen & Fan Accountancy

We have served as the Company’s auditor since 2017.

San Jose, California

March 12, 2018

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016

Assets
Current Assets
Cash	$21,504	$312,173
Inventories	208,674	209,729
Prepaid expenses	543,642	11,784
Other receivable - related party	46,743	-
Other receivable - others	412,390	891
Other current assets	6,591	-
Total Current Assets	1,239,544	534,577
Property and Equipment
Cost	405,319	128,917
Accumulated depreciation	(100,592)	(43,825)
	304,727	85,092
Construction in progress	3,250,000	3,660,000
Net Property and Equipment	3,554,727	3,745,092
Other Assets
Intangible asset, net	3,877,500	4,372,500
Goodwill	1,450,536	1,105,942
Deposits - related party	2,396	4,966
Deposits – others	141,273	801,405
Total Other Assets	5,471,705	6,284,813
Total Assets	$10,265,976	$10,564,482

Liabilities and Equity
Current Liabilities
Short-term bank loan	$10,000	$-
Accrued expenses	637,675	71,978
Other payable - related parties	1,082,395	2,955,575
Other payable - others	2,081,787	1,671,269
Total Current Liabilities	3,811,857	4,698,822
Restricted stock deposit liability	56	3,342
Total Liabilities	3,811,913	4,702,164
Commitments and Contingency
Stockholders’ Equity
Preferred stock, no par value, as of December 31, 2017 and 2016, 10,000,000 shares authorized, none issued and outstanding	-	-
Preferred stock, $0.001 par value, as of December 31, 2017, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value. Authorized - 210,000,000 shares. Issued and outstanding - 98,720,060 (excluding 6,683,340 unvested restricted shares) as of December 31, 2016	-	4,470,839
Common stock, $0.001 par value. Authorized - 450,000,000 shares. Issued and outstanding – 41,418,665 (excluding 41,432 unvested restricted shares) as of December 31, 2017	41,418	-
Additional paid in capital	13,484,857	80,000
Subscribed capital	75,040	1,862,643
Accumulated deficits	(7,143,788)	(551,204)
Accumulated other comprehensive loss	(3,464)	(10)
Total Stockholders’ Equity	6,454,063	5,862,268
Non-controlling interest in subsidiary	-	50
Total Equity	6,454,063	5,862,318
Total Liabilities and Equity	$10,265,976	$10,564,482

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015

Net Sales	$-	$-	$6,128,900

Cost and Expenses
Cost of sales	-	-	1,337,905
Operating expenses	7,147,597	3,970,105	1,235,796

Total Cost and Expenses	7,147,597	3,970,105	2,573,701

Income (Loss) from Operations	(7,147,597)	(3,970,105)	3,555,199

Net Non-Operating Income (Loss)	23,652	(89,559)	15

Income (Loss) before Income Taxes	(7,123,945)	(4,059,664)	3,555,214

Income Tax Expense (Benefit)	8,519	(883,200)	884,800

Net Income (Loss)	(7,132,464)	(3,176,464)	2,670,414

Less: Income (Loss) Attributed to Non-Controlling Interest	-	-	-

Net Income (Loss) Attributable to the Company	(7,132,464)	(3,176,464)	2,670,414

Other Comprehensive Loss
Change in foreign currency translation adjustments	(3,454)	(10)	-

Total Comprehensive Income (Loss)	$(7,135,918)	$(3,176,474)	$2,670,414

Net Income (Loss) Per Common Share:

Basic	$(0.1748)	$(0.0808)	$0.0841

Diluted	$(0.1748)	$(0.0808)	$0.0759

Weighted Average Shares Outstanding - Basic	40,821,495	39,335,796	31,752,318

Weighted Average Shares Outstanding - Diluted	40,821,495	39,335,796	35,190,236

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid in	Subscribed	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity (Capital	Non Controlling Interest in	Total Equity (Capital
	Shares	Amount	Capital	Capital	Deficits)	Loss	Deficiency)	Subsidiary	Deficiency)
Balance as of January 1, 2015	6,000,000	$10,000	$-	$-	$(45,154)	$-	$(35,154)	$-	$(35,154)
Issuance of common stock	343,673	850,001	-	-	-	-	850,001	-	850,001
Issuance of stock warrant	-	-	20,000	-	-	-	20,000	-	20,000
Restricted stock vested and transferred to common stock	1,231,667	6,159	-	-	-	-	6,159	-	6,159
Net income for the year	-	-	-	-	2,670,414	-	2,670,414	-	2,670,414
Balance as of December 31, 2015	7,575,340	866,160	20,000	-	2,625,260	-	3,511,420	-	3,511,420
Issuance of common stock	1,440,000	3,600,395		-	-	-	3,600,395	-	3,600,395
Issuance of stock warrant	-	-	40,000	-	-	-	40,000	-	40,000
Subscribed capital	-	-	-	1,862,643	-	-	1,862,643	-	1,862,643
Additional shares issued on stock split	81,138,060	-	-	-	-	-	-	-	-
Restricted stock vested and transferred to common stock	8,566,660	4,284	-	-	-	-	4,284	-	4,284
Stock compensation expense	-	-	20,000	-	-	-	20,000	-	20,000
Net loss for the year	-	-	-	-	(3,176,464)	-	(3,176,464)	-	(3,176,464)
Other comprehensive loss	-	-	-	-	-	(10)	(10)	-	(10)
Non-controlling interest in subsidiary	-	-	-	-	-	-	-	50	50
Balance as of December 31, 2016	98,720,060	4,470,839	80,000	1,862,643	(551,204)	(10)	5,862,268	50	5,862,318
Reverse acquisition	(61,101,458)	(4,433,221)	5,756,024	(1,862,643)	539,880	10	50	(50)	-
Issuance of common stock	1,349,247	1,349	5,838,551	(1,452,473)	-	-	4,387,427	-	4,387,427
Issuance of stock warrant	-	-	60,000	-	-	-	60,000	-	60,000
Subscribed capital	-	-	-	1,527,513	-	-	1,527,513	-	1,527,513
Restricted stock vested and transferred to common stock	2,450,816	2,451	836	-	-	-	3,287	-	3,287
Stock compensation expense	-	-	1,749,446	-	-	-	1,749,446	-	1,749,446
Net loss for the year	-	-	-	-	(7,132,464)	-	(7,132,464)	-	(7,132,464)
Other comprehensive loss	-	-	-	-	-	(3,464)	(3,464)	-	(3,464)
Balance as of December 31, 2017	41,418,665	$41,418	$13,484,857	$75,040	$(7,143,788)	$(3,464)	$6,454,063	$-	$6,454,063

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015

Cash Flows From Operating Activities
Net income (loss)	$(7,132,464)	$(3,176,464)	$2,670,414
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	551,767	526,460	94,444
Stock-based compensation	1,749,446	20,000	-
Changes in operating assets and liabilities:
Accounts receivable - related party	-	3,478,900	(3,478,900)
Inventories	1,055	(97,674)	(111,000)
Prepaid expenses	(521,949)	116,327	25,066
Other receivable - related party	162,335	116,180	(116,180)
Other receivable - others	(318)	11,258	-
Deposits - related party	2,570	(4,966)	-
Deposits - others	660,132	(382,534)	(389,320)
Accrued expenses	506,822	(59,940)	131,918
Other payable - related party	(2,373,180)	(1,638,890)	3,224,263
Other payable - others	392,299	(133,759)	1,043,737
Net Cash Provided by (Used for) Operating Activities	(6,001,485)	(1,225,102)	3,094,442

Cash Flows from Investing Activities
Prepaid investment	-	-	(700,000)
Purchase of property and equipment	(273,015)	(3,686,597)	(78,508)
Acquisitions of intangible assets	-	-	(4,950,000)
Acquisitions of goodwill	-	(319,688)	-
Net Cash Used for Investing Activities	(273,015)	(4,006,285)	(5,728,508)

Cash Flows from Financing Activities
Proceeds from short-term bank loan	10,000	-	-
Proceeds from issuance of common stock	4,387,428	3,600,395	864,452
Proceeds from subscribed capital	1,527,513	1,862,643	-
Issuance of stock warrant	60,000	40,000	-
Payments on repurchase of unvested restricted stock	-	(666)	-
Contribution from non-controlling interest in subsidiary	-	50	-
Net Cash Provided by Financing Activities	5,984,941	5,502,422	864,452

Net Increase (Decrease) in Cash	(289,559)	271,035	(1,769,614)

Cash from acquired subsidiaries	2,354	21,650	-

Cash, Beginning of Year	312,173	19,498	1,789,112

Foreign currency translation effect on cash	(3,464)	(10)	-

Cash, End of Year	$21,504	$312,173	$19,498

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Continued

	Year Ended December 31,
	2017	2016	2015

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,239	$800	$-
Cash paid during the year for interest	$131	$-	$-

Non-cash operating, investing and financing activities:
Construction in progress transferred to other receivable	$410,000	$-	$-
Restricted stock deposit liability transferred to common stock	$3,287	$4,284	$6,159
Other payable to related parties transferred to common stock	$2,027,400	$-	$-

Net payment for acquisition of subsidiaries:

Cash	$5,704	$21,650	$-
Inventories	-	1,055	-
Prepaid expenses	16,500	2,784	-
Other receivable – related party	210,259	-
Other receivable – others	-	12,149	-
Property and equipment, net	5,152	6,642	-
Goodwill	344,594	1,105,942	-
Other assets	-	20,959	-
Accrued expenses	(60,640)	-	-
Other payable	(518,219)	(151,131)	-
Non-controlling interest	-	(50)	-
Total payment for acquisition of subsidiaries	3,350	1,020,000	-
Transferred from prepaid investment	-	(700,000)	-

Net payment for acquisition of subsidiaries	$3,350	$320,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

NOTE 1 - Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market.

On December 28, 2016, Aircom Pacific Inc. (“Aircom”) purchased 700,000 shares of Aerkomm’s common stock, representing approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing date of purchase. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm.

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

On December 31, 2014, Aircom acquired a newly incorporated subsidiary, Aircom Pacific Ltd. (“Aircom Seychelles”), a corporation formed under the laws of the Republic of Seychelles. Aircom Seychelles was formed to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aircom Seychelles has no operations. Aircom is working with corporate and tax advisers in finalizing its global corporate structure and has not yet concluded its final plan.

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

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. The purpose of Aircom Japan is to conduct business development and operations located within Japan. Aircom Japan is in the process of applying for, and will be the holder of, Satellite Communication Blanket License in Japan, which is necessary for Aircom to provide services within Japan. Aircom Japan will also provide local supports to airlines operating within the territory of Japan.

Aircom Telecom LLC (“Aircom Taiwan”), which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. During the first two quarters of 2017, Aircom advanced a total of $425,000 to Aircom Taiwan, which was not during that time affiliated with Aircom, for working capital, as part of a planned $1,500,000 aggregate equity investment in Aircom Taiwan. Before Aircom Taiwan could issue equity to Aircom, because Aircom was a “foreign national” under Taiwan law, the investment must be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan, or the Committee. Aircom entered into an Equity Pre-Subscription Agreement with Aircom Taiwan on August 13, 2017 to memorialize the terms of the proposed investment. Subsequent to June 30, 2017, Aircom advanced an additional $25,000 to Aircom Taiwan for working capital purposes. On December 19, 2017, the Committee approved Aircom’s initial equity investment (valued as of that date at NT$15,150,000, or approximately US$500,000) and the purchase of the founding owner’s total equity of NT$100,000 (approximately US$3,350). As a result, Aircom Taiwan became a wholly owned subsidiary of Aircom.

Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.  We are currently planning to locate the site of our first ground station in Taiwan and we expect that if we raise sufficient funds to move forward with this project (although that cannot be guaranteed), Aircom Taiwan will play a significant role in building and operating that ground station.

Aircom and its subsidiaries are full service providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

Aerkomm and its subsidiaries (“the Company”) have not generated significant revenues, excluding non-recurring revenues from affiliates in 2015, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. As of December 31, 2017, the Company incurred a comprehensive loss of $7,135,918 and had working capital deficiency of $2,572,313, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 2 - Summary of Significant Accounting Policies

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

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan and Aircom Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

All of the entities in these consolidated financial statements have adopted fiscal year-end of December 31.

Reclassifications of Prior Year Presentation

Certain prior year balance sheet amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks and accounts receivable. As of December 31, 2017, 2016, and 2015, the total balances of cash in bank were insured by the Federal Deposit Insurance Corporation (FDIC) and foreign financial institution deposits insurance.

The Company performs ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining the historical collection experience as well as its internal credit policies.

The Company conducts extensive transactions with its related parties. Revenue for the year ended December 31, 2015 was solely from related parties.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years and satellite equipment – 5 years.

Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 2 - Summary of Significant Accounting Policies - Continued

Property and Equipment - continued

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for each of the years in the three-year period ended December 31, 2017.

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

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3 - Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions.

The carrying amounts of the Company’s cash, other receivable, short-term bank loan and other payable approximated their fair value due to the short-term nature of these financial instruments.

Revenue Recognition

The Company recognizes sales when the earning process is completed, as evidenced by an arrangement with the customer, transfer of title and acceptance, if applicable, has occurred, as well as the price is fixed or determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $336,000, $1,597,000 and $25,000 of research and development costs, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive income (loss) as a separate component of stockholder’s equity.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. Basic and diluted earnings (loss) per common share presented for the years ended December 31, 2017, 2016 and 2015 have taken into account the stock split in June 2016 and share exchange for reverse acquisition on February 13, 2017 (see Note 1).

Subsequent Events

The Company has evaluated events and transactions after the reported year-end up to March 12, 2018, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been included in these consolidated financial statements.

NOTE 3 - Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 3 - Recent Accounting Pronouncements - Continued

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing either a retrospective basic or modified retrospective basic method. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

Income Taxes

In October 2016, FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory” (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for annual reporting periods beginning after December 15, 2017 and for the Company in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 4 - Inventories

As of December 31, 2017, and 2016, inventories consisted of the following:

	December 31,
	2017	2016

Satellite equipment for sale under construction	$197,645	$197,645
Parts	11,029	11,029
Supplies	5,540	6,437
	214,214	215,111
Allowance for inventory loss	(5,540)	(5,382)
Net	$208,674	$209,729

NOTE 5 - Property and Equipment

For the years ended December 31, 2017 and 2016, the changes in cost of property and equipment were as follows:

	Computer software and equipment	Furniture and fixture	Satellite Equipment	Total
January 1, 2016	92,285	3,393	-	95,678
Addition	26,626	6,613	-	33,239
December 31, 2016	118,911	10,006	-	128,917
Addition	992	-	275,410	276,402
December 31, 2017	$119,903	$10,006	$275,410	$405,319

As of December 31, 2016, construction in progress of $3,660,000 was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use. In 2017, one of the purchase contracts related to onboard equipment became undeliverable. Therefore, the Company reclassified the relevant payment of $410,000 recorded under construction in progress to other receivable. As a result, the balance of construction in progress was reduced to $3,250,000 as of December 31, 2017.

For the years ended December 31, 2017 and 2016, the changes in accumulated depreciation for property and equipment were as follows:

	Computer software and equipment	Furniture and fixture	Satellite Equipment	Total
December 31, 2015	$12,082	$283	$-	$12,365
Addition	27,522	3,938	-	31,460
December 31, 2016	39,604	4,221	-	43,825
Addition	17,159	1,997	37,611	56,767
December 31, 2017	$56,763	$6,218	$37,611	$100,592

 AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 6 - Intangible Asset, Net

For the years ended December 31, 2017 and 2016, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System software	Accumulated amortization	Net Cost
January 1, 2016	$4,950,000	$82,500	$4,867,500
Addition	-	495,000	(495,000)
December 31, 2016	4,950,000	577,500	4,372,500
Addition	-	495,000	(495,000)
December 31, 2017	$4,950,000	$1,072,500	$3,877,500

NOTE 7 - Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000, which will mature on June 14, 2018, from a local bank with an annual interest rate of 4.5% as of December 31, 2017.

NOTE 8 - Income Taxes

Income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
Current:
Federal	$3,033	$(884,000)	$884,000
State	800	800	800
Foreign	4,686	-	-
Total	$8,519	$(883,200)	$884,800

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Tax expense (benefit) at statutory rate	$(2,292,820)	$(1,158,300)	$987,000
Prepayment from related parties	-	(286,300)	286,300
Net operating loss carryforwards (NOLs)	1,760,600	717,600	(345,000)
Stock-based compensation expense	594,800	8,000	-
Amortization expense	(11,200)	(168,300)	(28,100)
Others	(42,861)	4,100	(15,400)
Tax (benefit) at effective tax rate	$8,519	$(883,200)	$884,800

Deferred tax assets (liability) as of December 31, 2017 and 2016 consist of:

	2017	2016
Net operating loss carryforwards (NOLs)	$2,057,000	$519,000
Stock-based compensation expense	489,000	8,000
Accrued expenses and unpaid payable	443,000	35,000
Tax credit carryforwards	68,000	63,000
Excess of tax amortization over book amortization	(658,000)	(230,000)
	2,399,000	395,000
Valuation allowance	(2,399,000)	(395,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of $2,004,000, $9,000 and $371,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result of the Tax Cuts and Jobs Act signed into law in December 2017, the U.S. federal corporate income tax rate is reduced to 21 percent, effective January 1, 2018. Consequently, the Company has recorded a decrease related to its deferred tax assets of $48,000. Since the Company reserved full valuation allowance to its deferred tax assets, there was no impact on income tax expense for the year ended December 31, 2017.

As of December 31, 2017, the Company had federal NOLs and State NOLs of approximately $6,686,000 and $7,897,000, respectively, available to reduce future federal and state taxable income, expiring in 2037.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 8 - Income Taxes - Continued

As of December 31, 2016, the Company has Japan NOLs of approximately $326,000 available to reduce future Japan taxable income, expiring in 2019.

As of December 31, 2017, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2017, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 9 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2017, there were no preferred stock shares outstanding.

The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 450,000,000 shares of common stock, with par value of $0.001.

Aircom had restricted stock purchase agreement with certain employees or consultants with 2,890,000 shares granted on February 2, 2015. The restricted shares were issued at fair values determined by the board of directors at the grant date. According to the agreement, in the event of the voluntary termination of purchaser’s continuous service status, Aircom shall have the exclusive option to repurchase all or any portion of the unvested shares held by purchaser at the original purchase price per share and the vested shares held by purchaser at the fair market value per share as of the termination date. In February and June 2016, Aircom purchased back 133,333 unvested shares of restricted stock at $0.005 per share from terminated employees before the stock split. In June 2016, the restricted stock was split to 27,566,670 shares. On February 13, 2017, all of Aircom’s 27,566,670 restricted shares were converted to Aerkomm’s restricted stock of 10,279,738 shares at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1).

As of December 31, 2017 and 2016, the restricted shares (after share exchange) consisted of the following:

	December 31,
	2017	2016

Restricted stock - vested	10,238,300	7,787,490
Restricted stock - unvested	41,438	2,492,248
Total restricted stock	10,279,738	10,279,738

The unvested shares of restricted stock were recorded under deposit liability account awaiting future conversion to common stock when they become vested.

On March 31, 2017, the Company completed its private placement offering of 500,000 shares of common stock at a price of $3.00 per share for the aggregate amount of $1,500,000.

On June 6, 2017, the Company completed its private placement offering of 60,000 shares of common stock at a price of $5.00 per share for the aggregate amount of $300,000. Additionally, on June 6, 2017, pursuant to a settlement and release agreement with Priceplay Taiwan Inc. (“PPTW”) dated March 31, 2017, among the Company, PPTW and Aircom, the Company issued 163,860 shares of its common stock to PPTW in settlement of an outstanding $819,300 obligation of Aircom to PPTW. Additionally, pursuant to a similar settlement and release agreement with Priceplay.com, Inc. (“PPUS”) dated March 31, 2017, the Company issued 147,400 shares of its common stock to PPUS in settlement of an outstanding $737,000 obligation of Aircom to PPUS, and pursuant to a third similar settlement and release agreement with Aircom and dMobile System Co. ltd. (dMobile), it issued 94,220 shares of its common stock to dMobile in settlement of an outstanding $471,100 obligation of Aircom to dMobile. In the aggregate, the Company has issued 405,480 shares to the three settlement recipients at a price of $5.00 per share for a total of $2,027,400. Including the 60,000 shares sold to individuals in the private offering, the Company issued 465,480 shares in total for an aggregate of $2,327,400.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 9 - Capital Stock - Continued

On July 5, 2017, the Company completed its first closing of a private placement offering in which it sold 5,000 shares of its common stock to Daniel Shih, the Company’s co-founder, at a price of $5.50 per share for a total of $27,500. The Company conducted additional closings in July and August for a total of $517,413. As of October 31, 2017, the total subscribed capital amounted to $544,913. On October 31, 2017, the Company completed this private placement offering of 264,086 shares of common stock at a price of $5.50 per share for the aggregate amount of $1,452,473.

On November 27, 2017, the Company completed its first closing of another private placement offering in which 13,400 shares of its common stock were subscribed by Daniel Shih, the Company’s co-founder, at a price of $5.60 per share for a total of $75,040. The Company is offering a total of 892,857 shares of its common stock at a price of $5.60 per share in this offering for the aggregate amount of $5,000,000 and will pursue additional closings up to that aggregate amount through March 31, 2018.

On November 30, 2017, the Company issued 80,000 and 20,000 shares of its common stock to Integra Consulting Group LLC (“Integra”) and Anthony D. Altavilla, principal of Integra, respectively, according to the Consulting Agreement signed on November 15, 2017 between the Company and Integra.

3)	Stock Warrant:

As of December 31, 2016, Aircom had issued stock warrants exercisable for $60,000 in value of its common stock to a service provider as payment for services. The stock warrants allow the service provider to purchase a number of shares of Aircom common stock equal $60,000 divided by 85% of the share price paid by investors for Aircom’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. On February 13, 2017, these stock warrants were converted to Aerkomm’s stock warrants pursuant to the Exchange Agreement (see Note 1). For the year ended December 31, 2017, Aerkomm issued additional stock warrants exercisable for $60,000 in value of Aerkomm common stock to the service provider as payment for additional services. As of December 31, 2017, the Company cumulatively recorded $120,000 as additional paid-in capital in total with respect to these warrants.

NOTE 10 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih (Daniel) *	Co-founder/promoter and shareholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Bummy Wu	Shareholder
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Hao Wei Peng	Employee of Aircom Taiwan
dMobile System Co. Ltd. (dMobile)	Daniel is the Chairman
Klingon Aerospace, Inc. (Klingon)	Daniel was the Chairman from February 2015 to February 2016
Law Office of Jan Yung Lin	100% owned by Jan Yung Lin (Director)
Priceplay.com, Inc. (PPUS)	Daniel is the Chairman
Priceplay Taiwan Inc. (PPTW)	Parent of PPUS
Wealth Wide Int’l Ltd. (WWI)	Bummy Wu is the Chairman
Yun Shu Chiou	Former CEO and President

* Daniel has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. This means that Daniel no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of our common stock, except for a de minimus number of shares of the common stock which will continue to be beneficially owned by him by way of his being a control person in another entity that owns shares of the common stock. Daniel will, however, retain a pecuniary interest in some of the shares of the common stock over which he has relinquished voting and investment power.  Daniel has also removed himself from any and all activities relating to the Company’s business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 filed with the SEC on December 20, 2017, as amended to date. Additionally, Barbie Shih (Barbie), Daniel’s wife, was not re-elected to our board of directors on December 29, 2017. As a result of these events, neither Daniel nor Barbie will maintain any active affiliation with, or material beneficial ownership interest in, the Company.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 10 – Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31, 2017 and 2016,

	December 31,
	2017	2016

Other receivable from Hao Wei Peng[1]	$46,743	$-
Rental deposit to Daniel	$2,396	$4,966

Other payable to:

Klingon[2]	762,000	762,000
Daniel[3]	128,543	49,500
Yih Lieh (Giretsu) Shih[3]	76,600	69,385
WWI[4]	9,410	-
PPTW	-	819,300
PPUS	-	737,000
dMobile	-	471,100
Bummy Wu	-	32,149
Others[3]	105,842	15,141
Total	$1,082,395	$2,955,575

1.	Represents receivable from Mr. Peng due to the transactions prior to the acquisition of Aircom Telecom on December 19, 2017. The amount is subsequently collected on January 4, 2018.

2.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2017 and 2016, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

3.	Represents payable to employees as a result of regular operating activities.

4.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware.

b.	For the years ended December 31, 2017, 2016 and 2015,

	Year Ended December 31,
	2017	2016	2015
Sales to
dMobile	$-	$-	$5,478,900
PPUS	-	-	650,000
Total	$-	$-	$6,128,900

100% of the Company’s sales for the year ended December 31, 2015 were to related parties.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 10 - Related Party Transactions - Continued

	Year Ended December 31,
	2017	2016	2015
Intangible purchase from dMobile	$-	$-	$4,950,000

Legal expense paid to Law Office of Jan Yung Lin	$-	$10,000	$51,431
Consulting expense paid to Yun Shu Chiou	$55,000	$-	$-
Rental expense charged by Daniel	$20,232	$-	$-
Rental expense charged by WWI	$3,150	$-	$-

Aircom Japan entered into a lease agreement with Daniel, between August 1, 2014 and July 31, 2016, which was renewed to expire on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel a rental fee of approximately $1,200 per month.

The Company has a lease agreement with WWI with monthly rental cost of $450. The lease term is from June 1, 2017 to May 31, 2018.

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

One-third of Aircom 2014 Plan stock option shares will be vested as of the first anniversary of the time the option shares are granted or the employee’s acceptance to serve the Company, and 1/36th of the shares will be vested each month thereafter. Option price is determined by the Board of Directors. The Plan shall become effective upon its adoption by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aircom 2014 Plan.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 11 - Stock Based Compensation - Continued

Option price is determined by the Board of Directors. The Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Plan has not yet been approved by Aerkomm’s stockholders.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,749,447, $20,000 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively, related to such employee stock options.

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

Expected volatility

Since the Company has no historical volatility, it used the calculated value method which substitutes the historical volatility of a public company in the same industry to estimate the expected volatility of the Company’s share price to measure the fair value of options granted under Aircom 2014 Plan and Aerkomm 2017 Plan.

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

The Company used the following assumptions to estimate the fair value of options granted in 2017 and 2016 under Aircom 2014 Plan and Aerkomm 2017 Plan as follows:

Assumptions
Expected term	3 - 5 years
Expected volatility	40.11% - 59.18%
Expected dividends	0%
Risk-free interest rate	0.71 – 2.40%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 11 - Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of December 31, 2017 and 2016 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2016	4,139,241	$0.0013	$0.0004
Granted	1,305,166	0.6704	0.2108
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2016	5,444,407	0.1617	0.0508
Granted	-	-	-
Exercised	(19,681)	0.0013	0.0004
Forfeited/Cancelled	(763,418)	0.6550	0.2059
Options outstanding at December 31, 2017	4,661,307	0.0816	0.0256

Options exercisable at December 31, 2016	2,066,858	0.0013	0.0004

Options exercisable at December 31, 2017	3,148,972	0.0412	0.0129

A summary of the status of nonvested shares under Aircom 2014 Plan as of December 31, 2017 and 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2016	4,139,241	$0.0013
Granted	1,305,166	0.6704
Vested	(2,066,858)	0.0013
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2016	3,377,549	0.2597
Granted	-	-
Vested	(1,101,795)	0.1146
Forfeited/Cancelled	(763,418)	0.6550
Options nonvested at December 31, 2017	1,512,335	0.1663

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 11 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2017	-	$-	$-
Granted	2,060,000	5.9154	3.5401
Exercised	-	-	-
Forfeited/Cancelled	(795,000)	5.5000	3.2922
Options outstanding at December 31, 2017	1,265,000	6.1765	3.6959

Options exercisable at December 31, 2017	423,750	5.5708	3.4005

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2017	-	$-
Granted	2,060,000	5.9154
Vested	(423,750)	5.5708
Forfeited/Cancelled	(795,000)	5.5000
Options nonvested at December 31, 2017	841,250	6.4816

As of December 31, 2017, 2016 and 2015, there were approximately $5,057,000, $94,000 and $2,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Aircom 2014 Plan and Aerkomm 2017 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

NOTE 12 - Commitments and Contingency

As of December 31, 2017, the Company’s significant commitments with non-related parties and contingency are summarized as follows:

Commitments

1)	The Company’s lease for its office in Fremont, California expired in May 2017, it was renewed and to expire in May 2020. Rental expense was $71,152, $62,472 and $39,045 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, future minimum lease payment obligation is approximately $77,000, $77,000 and $32,000 for 2018, 2019 and 2020, respectively.

2)	The Company has another lease for its Japan office expiring July 2018. Rental expense was approximately $55,043 for the year ended December 31, 2017. As of December 31, 2017, future minimum lease payment obligation is $18,700, including the 8% Japan consumption tax, for 2018 until its expiration.

3)

The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Monthly rental expense is NT$236,500 (approximately $8,000). As of December 31, 2017, future minimum lease payment obligation is NT$2,365,000 (approximately $80,000) for 2018 until its expiration.

4)	In March 2017, the Company entered into a satellites service agreement (the Agreement) with a Japanese company (Company J). The agreement is effective on March 15, 2017 and will expire three years from the effective date. According to the Agreement, the Company shall prepay the total amount of $285,300 and the deposit of $95,100 on April 15, 2017. The prepayment of $285,300 shall be applied to monthly service charge by Company J based on the terms defined in the Agreement.

Contingency

The Company entered into a 3-year digital transmission service agreement with Asia Satellite Telecommunication Company Limited (“Asia Sat”) on July 25, 2015. As of March 31, 2017, Asia Sat stipulates that the Company is in debt of $8,013,495 to Asia Sat, which includes unpaid service fees, a default payment in the form of liquidated sum and interest. The default payment includes total future payments of $7,411,616 due through March 31, 2018, subtracting the deposit of $775,000 made to Asia Sat. The Company disagreed with the payable balance of $8,013,495 and had recorded $1,376,879 payable to Asia Sat as of March 31, 2017. On July 25, 2016, Asia Sat commenced arbitration against the Company. On November 21, 2016, the Hong Kong International Arbitration Centre (“HKIAC”) appointed a sole arbitrator to hear the dispute. On January 12, 2017, the Company introduced a counterclaim for misrepresentations made to induce entry into the Agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017. As of December 31, 2017, the Company has accrued the settlement liability and accounted for the net impact of the settlement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2018	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wun	Chief Executive Officer, President and Chairman	March 19, 2018
Jeffrey Wun	(Principal Executive Officer)

/s/ Y. Tristan Kuo	Chief Financial Officer	March 19, 2018
Y. Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ James J. Busuttil	Director	March 19, 2018
James J. Busuttil

/s/ Raymond Choy	Director	March 19, 2018
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	March 19, 2018
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	March 19, 2018
Colin Lim

/s/ Jan-Yung Lin	Director	March 19, 2018
Jan-Yung Lin

52

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between the Company and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among the Company, Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2017)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on November 5, 2013)
10.1	Stock Purchase Agreement, dated as of December 28, 2016, by and among Irina Goldman, Aircom Pacific, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2016)
10.2	Form of Common Stock Subscription Agreement for the November 2017 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated May 15, 2015, Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.4	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, by and between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.5	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.6	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.7	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.8	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.9	Settlement Agreement and Mutual Release, dated March 31, 2017, by and among the Company, Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on June 27, 2017)
10.10	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.11	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.12	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.13	Settlement Agreement and Mutual Release, dated March 31, 2017, by and among the Company, Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on June 27, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, by and among the Company, Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on June 27, 2017)

53

Exhibit No.	Description
10.15	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.16	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.17	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.18	Consulting Agreement, dated November 15, 2017, between the Company and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on December 20, 2017)
10.19	Employment Agreement, dated March 31, 2017, between the Company and YuYun Tristan Kuo (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 5, 2017)
10.20	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2014)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed on February 12, 2018)
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

54