Form 10-KT
period 2018-03-31
Aerkomm Inc.
filed 2018-04-30
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2018 through March 31, 2018

Commission File No. 000-55925

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0,001 par value per share

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

There were a total of 41,460,097 shares of the registrant’s common stock outstanding as of April 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On March 18, 2018, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on April 1 and ending on March 31. As a result, this report on Form 10-KT is a transition report and includes financial information for the transition period from January 1, 2018 through March 31, 2018 (the “Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the fiscal year, April 1 to March 31, which will be our fiscal year.

i

Aerkomm Inc.

Transition Report on Form 10-K

The Transition Period Ended March 31, 2018

Special Note Regarding Forward Looking Statements

In addition to historical information, this annual transition report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual transition report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

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

This report includes market and industry data that has been obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management’s knowledge of such industries has been developed through its experience and participation in these industries. While our management believes the third-party sources referred to in this annual transition report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this report or ascertained the underlying economic assumptions relied upon by such sources. Internally prepared and third-party market forecasts, in particular, are estimates only and may be inaccurate, especially over long periods of time. Furthermore, references in this report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this report.

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

We plan to partner with airlines and offer airline passengers free IFEC services. We expect to generate revenue through advertising and in-flight transactions. We believe that this is an innovative approach that differentiates us from existing market players.

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

We were incorporated in order to acquire by merger all of the limited liability company interests of Maple Tree Kids LLC, a Vermont limited liability company, or MTK LLC. Ms. Goldman had personally acquired all of the limited liability company interests of MTK LLC for a total purchase price of $8,800 on August 16, 2013. MTK LLC then merged with and into our company on September 27, 2013. Our company was the surviving company in the merger and the separate existence of MTK LLC ceased and we succeeded to all of the assets of MTK LLC as a result of the merger. At the effective time of the merger, each limited liability company percentage interest in MTK LLC held by Ms. Goldman was automatically changed and converted into one thousand shares of our common stock. Since Ms. Goldman owned 100% of the limited liability company interests in MTK LLC at the time of the merger, she received a total of 100,000 shares of our common stock as a result of the merger. In addition, on September 26, 2013, Ms. Goldman converted $5,000 of indebtedness that our company owed to her into shares of common stock by cancelling such debt in exchange for a total of 500,000 shares of our common stock pursuant to a subscription agreement dated as of such date.

On December 28, 2016, Aircom purchased all 700,000 shares of our common stock held by Ms. Goldman, for $320,000, pursuant to a stock purchase agreement among Aircom, Ms. Goldman and our company, dated as of such date. Such shares represented approximately 86.3% of our issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Aircom became the controlling stockholder of our company. Ms. Goldman resigned as our sole director and officer upon closing of this stock purchase transaction and appointed Mr. Jeffrey Wun as our sole director and our President, Treasurer and Secretary.

On January 10, 2017, we changed our name to Aerkomm Inc. in anticipation of our new business and the completion of the reverse acquisition described below. On that date, we also effectuated a one for ten reverse split of the Company’s outstanding common stock.

On February 13, 2017, Aerkomm entered into a share exchange agreement (“the Exchange Agreement”) with Aircom and its shareholders, pursuant to which Aerkomm acquired 100% of the issued and outstanding capital stock of Aircom in exchange for approximately 99.7% of the issued and outstanding capital stock of Aerkomm (or 87.8% on a fully-diluted basis). As a result of the share exchange, Aircom became a wholly-owned subsidiary of Aerkomm, and the former shareholders of Aircom became the holders of approximately 99.7% of Aerkomm’s issued and outstanding capital stock. For accounting purposes, the share exchange transaction with Aircom was treated as a reverse acquisition, with Aircom as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Aircom and its consolidated subsidiaries.

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

As a result of our acquisition of Aircom, we now own all of the issued and outstanding capital stock of Aircom, which is an IFEC service provider. Aircom was incorporated in the State of California on September 29, 2014. It owns all of the equity interests of Aircom Seychelles, Aircom HK, Aircom Japan and Aircom Telecom LLC (Taiwan).

We are a holding company. All of our business operations are conducted through our several operating subsidiaries. The chart below presents our corporate structure as of the date of this report:

Aircom Pacific, Inc. is our wholly owned operating subsidiary through which all of our operational and core business activities are run.

On October 17, 2016, Aircom acquired Aircom HK for $100,000. Aircom HK is a Hong Kong limited company formed on October 3, 2008 as Yanwei Information Technology Limited. Aircom HK changed its name to Dadny Inc Limited on July 22, 2015 and changed its name again to Aircom Pacific Inc. Limited on July 22, 2015. Aircom HK is in charge of all of Aircom’s business and operations in Hong Kong and China. Aircom HK is applying for, and will be the holder of a Validation of Supplemental Type Certificate, or VSTC, issued by the Hong Kong Civil Aviation Department, or HKCAD. Presently, Aircom HK’s primary function is business development, both with respect to airlines as well as content providers and advertising partners based in Hong Kong and China. It is also actively seeking strategic partnerships in those areas, through which Aircom may leverage its product offerings to provide enhanced services to prospective customers. Aircom also plans to provide local support to Hong Kong-based airlines via Aircom HK and Aircom HK owned teleports located in Hong Kong.

On December 12, 2016, Aircom acquired Aircom Japan for $600,000. Aircom Japan was formed under the laws of Japan on August 29, 2011 as Dadny (Japan) Inc. and changed its name to Aircom Japan, Inc. on July 1, 2016. Aircom Japan is responsible for Aircom’s business development efforts and general operations located within Japan. Aircom Japan is applying for, and will be the holder of, a Satellite Communication Blanket License, which is necessary for Aircom to provide services within Japan. Aircom Japan will also provide local support to airlines operating within the territory of Japan. We do not expect to be in a position to successfully launch our service offerings in Japan until sometime in 2019.

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

Aircom Taiwan, which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. During 2017, Aircom advanced a total of $460,000 (the “Prepayment”) to Aircom Telecom LLC, or Aircom Taiwan, a Taiwan limited liability company that was not affiliated with Aircom during that time, for working capital, as part of a planned $1,500,000 aggregate equity investment (the “Equity Investment”) in Aircom Taiwan. Aircom Taiwan acted as Aircom’s agent in Taiwan. Before Aircom Taiwan was allowed to issue equity to Aircom, because Aircom, a foreign investor, the Equity Investment must be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan (the “Committee”). Aircom entered into an Equity Pre-Subscription Agreement with Aircom Taiwan dated as of August 13, 2017, to memorialize the terms of the Equity Investment. On December 19, 2017, the Committee approved Aircom’s initial Equity Investment (valued as of that date at NT$15,150,000, or approximately US$500,000) and the purchase of the founding owner’s total equity of NT$100,000 (approximately US$3,350). As a result of the approval of the Equity Investment, Aircom Taiwan is now a 100% wholly owned subsidiary of Aircom.

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

Our principal executive offices are located at 923 Incline Way #39, Incline Village, NV 89451. The telephone number at our principal executive office is (877) 742-3094.

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

The global IFEC market is expected to experience high growth due to factors such as aircraft expansion, increasing passenger rates, rising penetration rates, and technological advances. The global IFEC market revenue was forecasted to grow at a compound annual growth rate of 49.7% (2013 Global Industry Analyst Report). The Asia-Pacific region is expected to experience more rapid growth because of the demand from a huge population. Boeing estimates that commercial aircraft will increase from 22,510 planes in 2015 to more than 45,000 in 2035, according to its 2016 market report.

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

In July 2015, we entered into a digital transmission service agreement with Asia Satellite Telecommunications Company Limited, or AsiaSat, for use of its AsiaSat 7 and 8 satellites, which provide access to both Ku and Ka-bands in China and Southeast Asia, for the provision of telecommunication services, including internet service. This agreement runs for a period of three years from its date of commencement, December 31, 2015. We paid AsiaSat a deposit of $775,000, which will be held by AsiaSat as security for our payment obligations and which AsiaSat may apply towards any defaults in such obligations. We are required to pay AsiaSat an annual service fee of $3,100,000, on a quarterly basis. The contract was subsequently suspended and both sides reached a settlement with respect to the Agreement in July 2017. Please also see “Legal Proceedings” below.

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

We plan to provide airline partners with the equipment necessary for in-flight connectivity, which is to be installed by the maintenance, repair, and overhaul service provider, or MRO, selected by the airline. The main components of each installation kit include a radome, one antenna each for Ka and Ku-band, a modem, servers, and wireless access points, among others. The complete bill of materials encompasses more than 5,000 individual parts and components. All components of the installation kit will require a Supplemental Type Certificate, or STC, from the U.S. Federal Aviation Administration, or FAA, or its equivalents in the relevant jurisdiction. For aircraft outside of the FAA’s jurisdiction, an additional VSTC for the jurisdiction is required. Each aircraft type requires its own STC and VSTC as needed. For example, a STC for an Airbus A320 would not permit us to install the same equipment onboard a Boeing 737.

On October 15, 2014, our subsidiary, Aircom, entered into an agreement with dMobile System Co., Ltd. (“dMobile”), a Taiwanese corporation whose Chairman of the Board is Daniel Shih, our co-founder, a former material beneficial owner of our common stock and the husband of Barbie Shih, one of our former directors, for the delivery to dMobile of ground station equipment to be resold to Priceplay Taiwan Inc. (“PPTW”), of which Mr. Shih may be a deemed beneficial owner. According to the terms of this agreement, the purchase price for the initial system was $10,202,455, which was reduced to $6,980,000 on March 10, 2015. We delivered the initial system to dMobile on October 20, 2015 and the purchase price receivable from dMobile was offset by our payable to dMobile for a certain software purchase and a portion of the $1,000,000 prepayment dMobile paid towards the ground station equipment purchase price, leaving a balance owed by Aircom to dMobile of $471,100. In March 2017, due to changes in ground station equipment technology, both parties mutually agreed to terminate the contracts between them and dMobile agreed to accept 94,220 shares of our common stock in settlement of the $471,100 balance. For a more detailed discussion of this settlement agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

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

AirCinema

Our planned AirCinema solution is designed to transfer passengers’ visual and audio experience. Traditional built-in in-flight entertainment systems, in particular those in the economic cabin, are confined to very small screen and primitive audio sound. Our planned AirCinema utilizes pico projector technology to bring supersized screen display onboard airplanes without incurring outrageous costs or adding significant weight. AirCinema will aim to deliver a screen size of up to 20” in economy seats and even bigger screen in business or first-class cabins. With such screen sizes, it will be possible for AirCinema to obtain IMAX certification. Moreover, AirCinema will be capable of providing full HD 3D Cinema experience in-flight. In addition, AirCinema will incorporate a special designed head rest with embedded speaker arrays that will deliver THX surround sound without headphones. We plan to qualify AirCinema for a theater license, which would enable us to provide first-run theater only movie titles and sell movie tickets on pay-per-view basis. Our satellite-based connectivity system could stream the movie title from ground to aircraft and simultaneously provide digital rights management, which is a prerequisite of showing a theater-only movie title. AirCinema will transform airline coach seating into theater seating and the passengers could enjoy movies with the same look and feel of sitting in a movie theater.

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

MOUs and LOI with Our Business Partners

Yahoo MOU: On January 19, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Yahoo MOU, with Yahoo! Hong Kong Limited, or Yahoo, pursuant to which, the parties intend to collaboratively market and provide their products and services to commercial airlines in Asia. Through its affiliates, Yahoo provides customers internet related services including software, content, communications, media and commerce services. According to the Yahoo MOU, Yahoo intends to use our in-flight entertainment and connectivity system, or IFEC, to provide in-flight services to its customers. By 2018, through co-marketing and co-branding with Yahoo, we expect to install IFEC on at least 50 aircraft in Asia. In addition, the parties intend to collaborate on destination based marketing and develop a revenue-share scheme on the advertising revenue arising from the in-flight services. We expect that Yahoo will be the exclusive provider of pre-roll video ads on our IFEC in exchange for committed revenue from Yahoo. The parties further intend to collaborate and develop the necessary interface to support interaction and/or integration between our backend and each of Yahoo’s websites and Yahoo’s applications. All present and future intellectual property rights related to IFEC are expected to solely belong to us or the third-party or third parties from whom we obtained the right to use. The Yahoo MOU has a term of two years unless otherwise modified or terminated by the parties. This MOU expired on January 19, 2018 and we are working with Yahoo! Hong Kong to extend this MOU.

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

Global Eagle LOI: On September 26, 2017, Aircom entered into a nonbinding letter of intent, which we refer to as the Global Eagle LOI, with Global Eagle Entertainment Inc., or Global Eagle, for the development, installation and operation of certain IFEC services on selected aircraft of certain of Global Eagle’s network partners. Global Eagle and its affiliates are in the business of developing and manufacturing IFEC systems and solutions, including hardware, software, installation, networks services, content delivery and related services. According to the Global Eagle LOI, the parties intend to develop, install and operate an IFEC system to provide onboard Wi-Fi services and content delivery on aircraft of Global Eagle’s network partners. The parties plan to collaborate on technical and business assessments to best combine Global Eagle’s onboard equipment and ground management systems, Global Eagle’s entertainment portal and related billing and authentication services, and our IFEC system to provide IFEC services to such network partners. We are expected to fund the capital expenditure for this project, including initial nonrecurring engineering, equipment and satellite bandwidth costs while Global Eagle intends to fund the operational expenditures for this project including network and bandwidth costs. In addition, we agreed that until December 31, 2017, we would not directly or indirectly enter into or continue discussions with any party operating in the business of providing products and services similar to the in-flight entertainment and/or connectivity products offered by Global Eagle, in each case for the benefit of certain of Global Eagle’s network partners. This exclusivity restriction, which has now expired, did not apply to negotiations and discussions with respect to the provision of services or products to any persons other than those certain Global Eagle network partners.

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

All of the above MOUs, and the Global Eagle LOI are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs and the Global Eagle LOI would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to enter into such definitive agreements or receive the required governmental approvals. If for whatever reason the transactions contemplated by the MOUs and the Global Eagle LOI do not proceed, our results of operations and financial condition could be materially adversely affected.

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

We will purchase our ground station equipment from Blue Topaz Consultants, Ltd., a British Virgin Islands corporation, or BTC, under an agreement that we have with BTC dated December 15, 2015. Under the terms of this agreement, BTC will develop and provide to us four (4) sets of ground station hub equipment, or the Hub Equipment, for our use and sale into our Asian markets. We and BTC will separately enter into service agreements for the installation and maintenance of the Hub Equipment systems. We have agreed to pay BTC $6,205,216 for the first Hub Equipment system and have already made milestone payments to BTC totaling $3,250,000. The purchase price was increased to $6,234,260 on November 30, 2016 due to the increase in cost of a software license. We will be required to pay BTC the balance of $2,984,260 owed on the first Hub Equipment system following delivery and service commencement of this system.

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

We have patented a certain number of our technologies in the United States, Europe, China and Taiwan. Our patents within and outside of the United States will expire at dates ranging from 2030 to 2031. We do not believe our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both within and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

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

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growing IFEC market.

●	Unique business model. We believe that our business model sets us apart from our competitors. We combine cutting-edge connectivity technology with a unique content-driven approach. Traditionally, providers of in-flight connectivity focus primarily on the profit margin derived from the sale of hardware to airlines and of bandwidth to passengers. Both airlines and passengers have to “pay to play,” which results in low participation and usage rates. We break away from this model and set a new trend with our business model, under which neither airlines nor passengers need to pay for products or services. Furthermore, our business plan provides our airline partners with an opportunity to participate in our revenue sharing model. Taken together, this novel approach creates incentive for the airlines to work with us while driving up passenger usage rates.

●	Dual-band satellite technology. Most in-flight connectivity systems currently rely on the Ku-band satellite signals for communication, though many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. However, there are few Ka-enabled satellites, which limits the coverage area in the Asia-Pacific region. Our dual band system architecture brings our airline partners and their passengers the benefits of both Ka- and Ku-band satellite technology. The Ka-band increases data throughput, while the Ku-band offers reliable service outside of the Ka-band coverage area or when Ka-band is not available due to weather or other interference.

Our Growth Strategy

We will strive to be a leading provider of IFEC solutions by pursuing the following growth strategies:

●	Increase number of connected aircraft. As of the date of this report, we have not provided our services on any commercial aircraft. However, we plan to rollout installation and provide our services in 2018. We plan to leverage our unique ability to cost-effectively equip each commercial aircraft type in an airline’s fleet to increase the number of equipped aircraft, targeting full-fleet availability of our services for our current and future airline partners. We continue to pursue this significant global growth opportunity by leveraging our broad and innovative technology platform and technical expertise. Further, we offer attractive business models to our airline partners, giving them the flexibility to determine the connectivity solution that meets the unique demands of their business.

●	Increase passenger use of connectivity. We believe that our business model, under which neither airlines nor passengers need to pay for products or services, will create an incentive for the airlines to work with us while driving passenger usage rates to levels management believes could reach 90% or more, considering the fact that many passengers now carry more than one smart device.

●	Expand satellite network. We will continue to expand our global satellite network coverage through the purchase of additional Ku-band and Ka-band capacity, and seek to install aircraft with our satellite solutions, while continuing to invest in research and development of satellite antenna and modem technologies. We are actively working with satellite providers in order to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region.

●	Expand satellite-based services to other markets. We anticipate broadening our satellite-based services to high-speed railways, maritime and cruise lines, 4G/5G backhauling, and converged triple-play services in remote communities, with the potential to expand internationally into new markets. Future business prospects will be evaluated on a case by case basis by weighing the projected revenue from advertising fees and e-commerce revenue shares against the operating and capital expenditures of satellite coverage, bandwidth and operations. Our existing business model could be applied to high-speed railways and cruise lines, both of which have a sufficient passenger base for the service to be viable. High-speed railways in China that sit under our Ka satellite coverage area are not served by 4G/LTE mobile networks, providing us with a unique opportunity to deliver our services. High-speed railways in other regions of Asia present similar opportunities. Remote communities in Asia lack a telecom infrastructure, partly due to geographical limitations such as the many islands of the Philippines or Indonesia. Satellite-based communications and mesh network technology make triple play services possible, delivering live TV broadcasting, videos, and telecom services to these regions.

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

Employees

As of April 27, 2018, we had a total of 19 employees, 15 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

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

Excluding non-recurring revenues we earned from affiliates in 2015, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

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

On January 19, 2016, January 29, 2016, June 16, 2016, September 26, 2017, October 28, 2017 and March 7, 2018, we entered into the Yahoo MOU, the LeTV MOU, the India MOU, the Malta MOU, the Global Eagle LOI, and the Airbus MOU, respectively. These MOUs and the Global Eagle LOI are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. For more information related to these MOUs, please refer to the section “MOUs and LOI with Our Business Partners.” Any binding obligation to proceed with the transactions contemplated by the MOUs and the Global Eagle LOI would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. The Yahoo MOU and LeTV MOU expired in January 2018 and we are in the process of negotiating to extend those two MOUs. There can be no assurance that we will be able to extend the expired MOUs or enter into such definitive agreements or receive the required governmental approvals. If for whatever reason the transactions contemplated by the MOUs and the Global Eagle LOI do not proceed, our results of operations and financial condition could be materially adversely affected.

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

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

●	legal and regulatory restrictions, including different communications, privacy, censorship, aerospace and liability standards, intellectual property laws and enforcement practices;

●	changes in international regulatory requirements and tariffs;

●	restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers imposed by the U.S. Office of Foreign Assets Control, which we refer to as OFAC;

●	inability to find content or service providers to partner with on commercially reasonable terms, or at all;

●	compliance with the Foreign Corrupt Practices Act, the (U.K.) Bribery Act 2010 and other similar corruption laws and regulations in the jurisdictions in which we operate and related risks;

●	difficulties in staffing and managing foreign operations;

●	currency fluctuations; and

●	potential adverse tax consequences.

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

We depend on the continued service and performance of our key personnel, including Jeffrey Wun, our Chairman, Chief Executive Officer and President. Mr. Wun became our Chief Executive Officer and President effective December 31, 2017 and was appointed Chairman on January 22, 2018. Mr. Wun replaced Peter Chiou who was replaced from these positions and who we expect will become a consultant to the Company for a short period of time. Such individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

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

A report of our management is included under “Item 9A. Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual transition report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

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

The first case related to the publicly traded shares of Kitai Construction and Development Inc., a listed company on the Taiwanese over-the-counter market (“Kitai”). From 2007 to 2008, Mr. Shih’s father served as the General Manager of Kitai. Prior to the annual meeting of the stockholders in 2008, the incumbent management team, together with friends and family members (including Mr. Shih) collectively purchased a large number of shares of Kitai common stock in the open market in order to obtain sufficient votes to maintain the current management team’s control of Kitai. Kitai’s stock price fluctuated as a result of these purchases. Acting upon a report from an opposing party in the fight for Kitai’s management control, the Taipei district prosecutor’s office brought an action at the district court level, or the Court of First Instance, against several defendants, including Mr. Shih, alleging a violation of the Taiwanese security law provision that prohibits “continuing buying of shares with an attempt to influence stock prices.” Counsel for the defendants argued that there was no attempt to influence stock prices because (1) the real purpose of the buying activities was to maintain management control of Kitai and was not to influence the stock prices and (2) the defendants did not attempt to sell any of the shares and there was no sale of Kitai shares by the defendants during the relevant time period. Prior to the incident that led to the charge, Mr. Shih owned no shares of Kitai stock and, other than the fact that Mr. Shih’s father was General Manager of Kitai, he had no relationship with Kitai. In this case, the Court of First Instance found Mr. Shih guilty and sentenced him to four years in prison. In August 2016, Mr. Shih filed with the Taiwanese appellate court, or the Court of Second Instance, to appeal the decision of the Court of First Instance. Although only in the preparatory states, the Court of Second Instance will conduct a full re-trial of the case, as is the practice under Taiwanese law, with a full substantive review including both factual and legal aspects of the case. While this second trial is pending, Mr. Shih’s sentence has been stayed, without bond. Because, as the defendant in the case, Mr. Shih’s personal appearance will be required at most of the proceedings of the Court of Second Instance, which proceedings could continue for an extended period of time, which would greatly affect Mr. Shih’s ability to conduct his business affairs, Mr. Shih may decide to negotiate with the prosecutor for a settlement, which may result in probation and the payment of a penalty or the requirement to make a substantive donation to public charities. Mr. Shih and his local legal counsel in Taiwan believe that the Court of First Instance was in error in finding him guilty because he had no intent to manipulate the Kitai stock prices and Mr. Shih did not profit from his purchases of Kitai shares.

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

Daniel Shih has relinquished “beneficial ownership” of substantially all of his equity interests in our company (whether held directly or indirectly) in a manner acceptable to our company. This means that Mr. Shih no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of our common stock, except for a de minimus number of shares of our common stock which will continue to be beneficially owned by him directly and by way of his being a control person in another entity that owns shares of our common stock. Mr. Shih will, however, retain a pecuniary interest in some of the shares of our common stock over which he has relinquished voting and investment power.  Mr. Shih has also removed himself from any and all activities relating to our business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 filed with the SEC on December 20, 2017, as amended to date. Additionally, Barbie Shih, Daniel Shih’s wife, was not re-elected to our board of directors on December 29, 2017. As a result of these events, neither Mr. Shih nor Ms. Shih will maintain any active affiliation with, or material beneficial ownership interest in, our company.

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

Risks Related to Ownership of our Common Stock

Our common stock is quoted on the OTCQX Best Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQX Best Market. The OTCQX Best Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

Aircom Japan leases approximately 78 square meters of space at our Japan office. The lease expires on July 20, 2018 and the monthly lease payment is approximately $2,892. Aircom Japan also leases additional space from Daniel Shih, the Company’s co-founder, at a cost of $1,215 per month.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

On or about July 27, 2016, AsiaSat initiated an arbitration proceeding in the Hong Kong International Arbitration Centre against Aircom, claiming a breach under the Digital Transmission Service Agreement dated July 25, 2015 between AsiaSat and Aircom. AsiaSat claims that Aircom owes it approximately $8.1 million in unpaid service fees, default payments and liquidated damages. Aircom disagrees with the payable balance and believes that it owes AsiaSat approximately $1.3 million in services fees. Aircom has paid AsiaSat $875,000 as a security deposit. Aircom further alleges misrepresentation from AsiaSat in entering into the agreement and is actively defending the matter. On November 21, 2016, the Hong Kong International Arbitration Centre appointed a sole arbitrator to hear the dispute. On January 12, 2017, Aircom asserted a counterclaim against AsiaSat for misrepresentations made to induce entry into the agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017.

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

	Closing Prices (1)
	High	Low
	USD	USD
2017
1st Quarter	0.20	0.20
2nd Quarter	5.50	5.50
3rd Quarter	6.00	6.00
4th Quarter	6.00	6.00
2018 (Transition Period)
1st Quarter	7.50	6.00

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www. Otcmarkets.com for the periods indicated.

Number of Holders of Our Shares of Common Stock

As of April 26, 2018, there were approximately 58 holders of record of our common stock.  Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid a cash dividend. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year or during the Transition Period that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year or during the Transition Period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company's financial condition as of March 31, 2018, and its results of operations for the three months ended March 31, 2018, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this transition report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

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

Our total sales were $0 and $0 for the three months ended March 31, 2018 and 2017 and $0, $0 and $6,128,900 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. Our total sales of $6,128,900 in 2015 were non-recurring sales of equipment to related parties. Our net loss for the three months ended March 31, 2018 and 2017 were $1,450,183 and $891,060, respectively. The net loss for the fiscal year ended December 31, 2017 and 2016 were $7,132,464 and $3,176,464, respectively, as compared to a net income of $2,670,414 for the fiscal year ended December 31, 2015.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations during the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change
	2018	2017	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	1,450,899	914,204	536,695	58.7%
Loss from operations	(1,450,899)	(914,204)	(536,695)	58.7%
Net non-operating income (expense)	(4,222)	25,529	(29,751)	(116.5)%
Loss before income taxes	(1,455,121)	(888,675)	(566,446)	63.7)%
Income tax expense	4,062	2,385	1,677	70.3%
Net Loss	(1,459,183)	(891,060)	(568,123)	63.7%
Other comprehensive income (loss)	2,934	(3,347)	6,281	(187.7)%
Total comprehensive loss	$(1,456,249)	$(894,407)	$(561,842)	62.8%

Sales. Our sales were $0 for both three-month periods ended March 31, 2018 and 2017 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales was $0 for both the three-month periods ended March 31, 2018 and 2017 as we did not have any sales during the periods.

Operating expenses. Our operating expenses increased by $536,695 to $1,450,899 for the three-month period ended March 31, 2018, from $914,204 for the three-month period ended March 31, 2017. Such increase was mainly due to the increase in stock-based compensation, R&D expense, payroll and related expenses, consulting fees and investor relations expense of $266,806, $90,750, $72,350, $70,138 and $65,570, respectively, which was offset by the decrease in legal expenses and travel expenses of $96,241and $140,932, respectively.

Net non-operating income (expense). We had $4,222 in net non-operating expense for the three-month period ended March 31, 2018, as compared to net non-operating income of $25,529 for the three-month period ended March 31, 2017. Net non-operating expense in the three-month period ended March 31, 2018 represents interest expense of $1,266 and loss on foreign exchange of $3,022, while net non-operating expense in the three-month period ended March 31, 2017 of $25,529 represents the cancellation of debt from a related party.

Loss before income taxes. Our loss before income taxes increased by $566,446 to $1,455,121 for the three-month period ended March 31, 2018, from a loss of $888,675 for the three-month period ended March 31, 2017, as a result of the factors described above.

Income tax expense. Income tax expense increased to $4,062 for the three-month period ended March 31, 2018, from the income taxes expense of $2,385 for the three-month period ended March 31, 2017. The income tax expense for the three-month period ended March 31, 2018 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $561,842 to $1,456,249 for the three-month period ended March 31, 2018, from a total comprehensive loss of $894,407 for the three-month period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $58,237. To date, we have financed our operations primarily through non-recurring sales of equipment in 2015 to related parties, cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for the three months ended March 31, 2018:

Cash Flow

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used for) operating activities	$(367,556)	$(987,976)
Net cash used for investing activity	(6,352)	-
Net cash provided by financing activity	407,707	1,530,000
Net increase (decrease) in cash and cash equivalents	33,799	182,024
Cash from acquired subsidiaries	-	-
Cash at beginning of year	21,504	312,173
Foreign currency translation effect on cash	2,934	(3,357)
Cash at end of year	$58,237	$490,840

Operating Activities

Net cash used for operating activities was $367,556 for the three months ended March 31, 2018, as compared to $987,976 for the three months ended March 31, 2017. The decrease in net cash used for operating activities was mainly due to increase in accrued expenses, other payable – related parties and other payable, and decrease in other payable related parties of $243,539, $217,183, $182,850 and $46,743, respectively, offset by the increase in net operating loss and other receivable of $1,459,183 and $14,901, respectively.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $6,352. The net cash used in investing activities mainly related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $407,707 and $1,530,000, respectively. These net cash amounts provided by financing activities were mainly attributable to proceeds from the increase in subscribed capital and short-term loans from affiliates in the amount of $56,000 and $325,040, respectively, for the three months ended March 31, 2018 and issuance of our common stocks in the amount of $1,500,000 for the three months ended March 31, 2017.

Comparison of the Years Ended December 31, 2017, 2016 and 2015

The following table sets forth key components of our results of operations during the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2017		2016		2015
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$-	-	$-	-	$6,128,900	100.0%
Cost of sales	-	-	-	-	1,337,905	21.8%
Operating expenses	7,147,597	-	3,970,105	-	1,235,796	20.2%
Income (loss) from operations	(7,147,597)	-	(3,970,105)	-	3,555,199	58.0%
Net non-operating income (expense)	23,652	-	(89,559)	-	15	0.0%
Income (loss) before income taxes	(7,123,945)	-	(4,059,664)	-	3,555,214	58.0%
Income tax expense (benefit)	8,519	-	(883,200)	-	884,800	14.4%
Net income (loss)	(7,132,464)	-	(3,176,464)	-	2,670,414	43.6%
Other comprehensive income (loss)	(3,454)	-	(10)	-	-	-
Total comprehensive income (loss)	$(7,135,918)	-	$(3,176,474)	-	$2,670,414	43.6%

Sales. Our sales were $0 for each of the years ended December 31, 2017 and 2016, as compared to the $6,128,900 for the same period in 2015. The decrease is because we are still developing our core business in on-board entertainment and connectivity and did not generate any recurring sales in 2017 and 2016, while the sales of $6,128,900 in 2015 were from a non-recurring sale of equipment to related parties.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 for both of the years ended December 31, 2017 and 2016 as we did not have any sales during the period, compared to the $1,337,905 for the same period in 2015 as a result of the non-recurring sales of equipment to related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $3,177,492 to $7,147,597 for the year ended December 31, 2017, from $3,970,105 for the year ended December 31, 2016. Such increase was mainly due to the increase in stock-based compensation, satellite service fees, investor relations and securities registration expenses, payroll and related expenses, legal expense, accounting fees, travel expenses and consulting fees of $1,729,446, $382,281, $671,058, $578,903, $306,694, $457,736, $138,965 and $269,453, respectively, which was offset by the decrease in R&D and outsourcing expenses of $1,231,202 and $144,623, respectively. Our operating expenses increased by $2,734,309, or 221.3%, to $3,970,105 for the year ended December 31, 2016, from $1,235,796 for the year ended December 31, 2015. Such increase was mainly due to the increase in R&D expenses, amortization expenses, outside services, payroll expenses and consulting fees, by the amount of $1,572,184, $412,500, $290,000, $531,381 and $125,399, respectively, offset by the decrease in marketing expenses by the amount of $169,081. The increase in payroll expenses for the year ended December 31, 2016 is due to all payroll expenses in 2016 being classified as operating expenses while a portion of the payroll expenses, $652,800, was classified as cost of sales in 2015.

Net non-operating income (expense). We had $23,652 in net non-operating income for the year ended December 31, 2017 and $89,559 in net non-operating expense for the year ended December 31, 2016, as compared to the net non-operating income of $15 for the year ended December 31, 2015. Net non-operating income for the year ended December 31, 2017 primarily represents the cancellation of debt from a related party of $26,647, while net non-operating expense for the year ended December 31, 2016 consisted of interest expense.

Income (loss) before income taxes. Our loss before income taxes is $7,123,945 for the year ended December 31, 2017 as compared to the loss before income taxes for the year ended December 31, 2016 of $4,059,664, an increase of $3,064,281. Our loss before income taxes is $4,059,664 for the year ended December 31, 2016 as compared to the income before income taxes of $3,555,214 for the year ended December 31, 2015, increased by $7,614,878, as a result of the factors described above.

Income tax expense- (benefit). Income tax expense increased to $8,519 for the year ended December 31, 2017, from an income tax benefit of $883,200 for the year ended December 31, 2016. The income tax expense for 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. Income tax benefit increased to $883,200 for the year ended December 31, 2016, from the income taxes expense of $884,800 for the year ended December 31, 2015. The income tax benefit for the year ended December 31, 2016 was due to the operating loss reducing the taxable income carried over from December 31, 2015.

Total comprehensive (income) loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $3,959,444 to $7,135,918 for the year ended December 31, 2017, from $3,176,474 for the year ended December 31, 2016 and our total loss increased by $5,846,888 to $3,176,474 for the year ended December 31, 2016 from a net income of $2,670,414 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $21,504. To date, we have financed our operations primarily through non-recurring sales of equipment in 2015 to related parties, cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	December 31,
	2017	2016	2015
Net cash provided by (used for) operating activities	$(6,001,485)	$(1,225,102)	$3,094,442
Net cash used for investing activity	(273,015)	(4,006,285)	(5,728,508)
Net cash provided by financing activity	5,984,941	5,502,422	864,452
Net increase (decrease) in cash and cash equivalents	(289,559)	271,035	(1,769,614)
Cash from acquired subsidiaries	2,354	21,650	-
Foreign currency translation effect on cash	(3,464)	(10)	-
Cash at beginning of year	312,173	19,498	1,789,112
Cash at end of year	$21,504	$312,173	$19,498

Operating Activities

Net cash used for operating activities was $6,001,485 for the year ended December 31, 2017, as compared to $1,225,102 for the year ended December 31, 2016. The increase in net cash used for operating activities was mainly due to net operating loss, increase in prepaid expenses, and decrease in other payable related parties of $7,132,464, $521,949 and $2,373,180, respectively, offset by the decrease in other receivable-related party and deposits-others, increase in accrued expenses and other payable of $162,335, $660,132, $506,822 and $392,299, respectively. Net cash used for operating activities was $1,225,102 for the year ended December 31, 2016, as compared to the cash provided by operating activities of $3,094,442 for the year ended December 31, 2015. The increase in net cash used for operating activities for the year ended December 31, 2016 was mainly due to net operating loss, increase in deposits-others, decrease in other payable-related party and other payable-others of $3,176,464, $382,534, $1,638,890 and $133,759, respectively, offset by the increase in accounts receivable-related party, prepaid expenses and other receivable-related party of $3,478,900, $116,327 and $166,180, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 was $273,015, $4,006,285 and $5,728,508, respectively. The net cash used in investing activities mainly related to the purchase of property and equipment in the amount of $273,015 in 2017 and the purchase of property and equipment and acquisition of goodwill in the amount of $3,686,597 and $319,688, respectively, in 2016, and acquisitions of intangible assets of $4,950,000 in 2015.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017, 2016 and 2015 was $5,984,941, $5,502,422 and $864,452, respectively. These net cash amounts provided by financing activities were mainly attributable to proceeds from the issuance of our common stock and subscribed capital in the amounts of $5,914,941, $5,463,038 and $864,452 during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment and capacity expansion. Capital expenditures are associated with the supply of airborne equipment to our prospective airline partners, which correlates directly to the roll out and/or upgrade of service to our prospective airline partners’ fleets. Capital spending is also associated with the expansion of our network, ground stations and data centers and includes design, permitting, network equipment and installation costs.

Capital expenditures for the three-month periods ended March 31, 2018 and 2017, and for the years ended December 31, 2017, 2016 and 2015 were $97,102, $0, $639,062, $5,603,534 and $5,053,573, respectively.

We anticipate an increase in capital spending in fiscal year 2018 and estimate that capital expenditures will range from $6 million to $60 million as we begin airborne equipment installations and continue to execute our expansion strategy.

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

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and write off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2017 and 2016, we incurred approximately $366,000 and $1,597,000 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years and satellite equipment – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the years ended December 31, 2017 and 2016.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying “Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers” (Topic 606): “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We currently expect to adopt the new revenue standards in its first quarter of 2018 utilizing either a retrospective basic or modified retrospective basic method. We are currently evaluating the impact of adopting the new revenue standards on our consolidated financial statements.

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

The full text of our audited financial statements as of December 31, 2017 and 2016 and for the Transition Period begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of March 31, 2018, our internal control over financial reporting was not effective due to the following material weakness:

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

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the Transition Period, that is, the quarter ended March 31, 2018, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, position and date of appointment of each of our directors and executive officers as of April 26, 2018. Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer serves until the earlier of his or her death or resignation, or his or her successor is duly elected and qualified.

Name	Age	Position	Date of Appointment
Jeffrey Wun	51	Chief Executive Officer, President and Chairman	December 29, 2017
Y. Tristan Kuo	63	Chief Financial Officer and Treasurer	April 10, 2017
James J. Busuttil	59	Director	December 29, 2017
Raymond Choy	37	Director	December 29, 2017
Chih-Ming (Albert) Hsu	42	Director	December 29, 2017
Colin Lim	53	Director	February 13, 2017
Jan-Yung Lin	56	Secretary and Director	February 13, 2017

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

Y. Tristan Kuo. Mr. Kuo has served as our Chief Financial Officer and Treasurer since April 10, 2017. Mr. Kuo has served as Chief Financial Officer and Treasurer of Aircom since May 2017. Mr. Kuo has more than 30 years of experience in accounting, financing and information systems for companies in the bio-pharmaceutical, manufacturing, commodity trading and banking industries and has served in the capacities of CFO, CIO and Controller. Mr. Kuo has served as the Vice President of Investor Relations of Nutrastar International, Inc. (OTCPK: NUIN) since April 2016. Mr. Kuo also served as the Chief Financial Officer of Success Holding Group International, Inc., a provider of personal improvement seminars, from August 2015 to April 2017. Prior to that, he served as CFO/CIO Partner of Tatum, a management and advisory services firm, from December 2014 to August 2015, as an independent board member and audit committee chairman of KBS Fashion Group Limited (NASDAQ: KBSF) from August 2014 to May 2015, and as the Chief Financial Officer of Crown Bioscience, Inc. from June 2012 to November 2013. Prior to that, Mr. Kuo served as Chief Financial Officer of China Biologic Products, Inc. (NASDAQ: CBPO), a Chinese biopharmaceutical company, from June 2008 to May 2012 and served as its Vice President of Finance between September 2007 and May 2008. Prior to that, Mr. Kuo worked for the Noble Group in Hong Kong as the Senior Business Analysis Manager from February through August 2007 and as the Controller, Vice President of Finance and CFO of Cuisine Solution, Inc., a previously publicly traded company in Alexandria, Virginia, from December 2002 to January 2007. Mr. Kuo also served as the Vice President of Information Systems for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2002 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, from 1991 to 2001. Mr. Kuo received his Master’s degree in Accounting from The Ohio State University and Bachelor’s degree in Economics from Soochow University, Taipei.

James J. Busuttil. Dr. James Busuttil has served as a member of our Board since December 2017. Dr. Busuttil is an attorney admitted to practice before the courts of New York State since 1983, as well as numerous U.S. Federal Trial and Appeals Courts, practicing international, financial and corporate law. Dr. Busuttil was elected as a Life Fellow of the U.K.-based Institute of Directors (IoD). Members are invited to become Fellows of the IoD based on their substantial and sustained experience and contribution to business. Fellows are required to have been a company director for at least five years and, at some point during this period, the entity must have had an annual turnover or budget that exceeds £10 million. Dr. Busuttil has represented banks and financial institutions based in the United States and other countries in private sector financing of domestic and international projects, negotiated alternative energy project financings, handled transnational mergers and joint ventures, represented equity investors in venture capital transactions and organized investment funds. In addition, Dr. Busuttil represented the Bank Advisory Group for a major Latin American debtor nation in sovereign debt restructuring and handled a variety of private sector Latin American debt restructures. Dr. Busuttil has been a Member of the Permanent Court of Arbitration (PCA) since 2007. The PCA is the oldest international tribunal in the world established by the 1907 Convention for the Pacific Settlement of International Disputes. Membership of the PCA is strictly by nomination of contracting states of individuals of known competency in questions of international law, of the highest moral reputation, and disposed to accept the duties of Arbitrator. Dr. Busuttil is also a Member of the London Court of International Arbitration Users’ Council. With respect to arbitration, Dr. Busuttil has been involved mainly in investment disputes. Dr. Busuttil created the University of London’s Postgraduate Laws Program. Dr. Busuttil directed the University of London’s Master of Laws (LL.M.), Postgraduate Diploma in Laws (PG Dip. Laws) and the Postgraduate Certificate in Laws (PG Cert. Laws) from January 2004 to January 2015. Under Dr. Busuttil’s leadership, the Program grew to over 3,000 persons from more than 150 countries. Dr. Busuttil was appointed as an Honorary Professor at the Faculty of Law of University College London (UCL) in 2004. Dr. Busuttil has been a member of the Pugwash Conference on Science and World Affairs, of the Council on Foreign Relations, and of the Executive Council of the American Society of International Law. In the course of work, Dr. Busuttil has developed experience and understanding in dealing with parties and organizations, including the private and public sectors, in South East Asia, East Asia, Europe, the Middle East, Russia, North Africa and Australasia.

Raymond Choy. Mr. Raymond Choy has served as a member of our Board since December 2017. Mr. Choy has served as a member of from the Board of Aircom since October 2017. Mr. Choy became a certified public accountant (CPA) in the state of California in 2006 and also received his chartered global management accountant (CGMA) designation in 2013. Mr. Choy has provided accounting, consulting and advisory services to public and private companies since July 2016 through his partnership with Beyond Century Consulting, LLC, a financial and business consulting company. Mr. Choy has extensive experience auditing the financial statements and internal controls of public and private companies as a senior manager at Frazer, LLP, a certified public accountants company, from July 2004 to June 2016. Mr. Choy received his bachelor’s degree with in business administration with accounting concentration and minor in computer information systems from California State Polytechnic University, Pomona, in 2003. Mr. Choy was selected to serve as a member of our board of directors due to his accounting background.

Chih-Ming (Albert) Hsu. Mr. Chih-Ming (Albert) Hsu has served as a member of our Board since December 2017. Mr. Hsu has served as a member of Aircom’s board since April 2017. Mr. Hsu was admitted to practice law in Taiwan as a corporate and business lawyer and as a patent attorney in 2002. Mr. Hsu is the owner of Chascord Law Firm. Mr. Hsu previously served as the arbitrator & mediator of the Chinese Arbitration Association, Taipei. In addition, Mr. Hsu was the Chairman of Unitel High Technology Corporation, a listed company on the Taiwan over-the-counter market from December 2015 to September 2016.  Mr. Hsu received an LL.M and Bachelor of Law degree from National Taiwan University in 2003 and 1997, respectively. Mr. Hsu is an expert of real estate securitization in Taiwan.

Colin Lim. Mr. Colin Lim has served as a member of our board of directors since the reverse acquisition of Aircom on February 13, 2017 and served as a member of Aircom’s board from July 2015 to February 2017. In 2013, Mr. Lim founded Dynasty Media & Entertainment Group, a movie production and distribution company and an investment company with interests in a variety of businesses, including restaurants, wood and timber traders, exotic leather manufacturers, movie producers, copyrights transaction companies, and entertainment businesses, as well as hi-tech companies, and is the Managing Director who oversees financing, investment, copyrights. Mr. Lim has served as Executive Chairman of Sunny Leather from June 2006 and is responsible for general management. Mr. Lim has served as Executive Chairman of Anson International since March 2003 where he oversees investments. Mr. Lim has served as Managing Director of Euroamerica International since December 1999 where he oversees management and trading operations of the company. Mr. Lim’s investment experience in the movie and copyright businesses has allowed us to better negotiate and acquire sufficient movie copyrights and entertainment content to complement our business model. Mr. Lim graduated from New South Wales University in Australia, where he received his degree in engineering and business.

Jan-Yung Lin. Mr. Jan-Yung Lin has served as a member of our board of directors since the reverse acquisition of Aircom on February 13, 2017, and as Secretary since December 2016. Mr. Lin served as Aircom’s President since June 2017, as Aircom’s Chief Executive Officer from February 2015 to October 2016, as Aircom’s Chief Operating Officer from September 2014 to February 2015, and as a director of Aircom from September 2014 to February 2017. Mr. Lin has practiced corporate and business law at Concorde Law PC as a solo practitioner since 2012. Prior to that Mr. Lin was the General Counsel and Chief Financial Officer of EMG Properties, Inc. in California. Prior to that Mr. Lin was a corporate associate of Goodwin Procter LLP. Mr. Lin graduated magna cum laude from Cornell Law School with a J.D. degree and an LL.M. degree in International and Comparative Law. Mr. Lin received an M.B.A. degree from the University of California, Berkeley and a Bachelor’s degree from the National Taiwan University.

Directors and executive officers are elected until their successors are duly elected and qualified.

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director (or director nominee) or executive officer. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

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

Board Composition and Committees

Our board of directors is comprised of six members: Jeffrey Wun, James J. Busuttil, Raymond Choy, Chih-Ming (Albert) Hsu, Colin Lim and Jan-Yung Lin. Our board of directors has determined that Messrs. Busuttil, Choy and Lim are independent directors as that term is defined in the rules of the Nasdaq Stock Market. Choy, Lim and Busuttil are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee.

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

Audit Committee

Our Audit Committee currently consists of Messrs. Busuttil, Choy and Lim, with Mr. Choy serving as chairman. Our board of directors has determined that Mr. Choy is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and each member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.

Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee. The primary purposes of our Audit Committee are to assist our board of directors in fulfilling its responsibility to oversee the accounting and financial reporting processes of our company and audits of our financial statements, including (i) reviewing the scope of the audit and all non-audit services to be performed by our independent accountant and the fees incurred by us in connection therewith, (ii) reviewing the results of such audit, including the independent accountant’s opinion and letter of comment to management and management’s response thereto, (iii) reviewing with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) engaging our independent accountants and (v) reviewing our quarterly and annual financial statements prior to public issuance. The role and responsibilities of our Audit Committee are more fully set forth in a written Charter adopted by our board of directors on June 6, 2017, which is available on our website at www.aerkomm.com.

Compensation Committee

Our board of directors established our Compensation Committee effective as of January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Lim serving as chairman of this committee. The Compensation Committee is structured as follows: The primary purpose of our Compensation Committee is to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing the compensation packages of executive officers and making recommendations to our board of directors for said compensation packages, (ii) reviewing and approving proposed stock incentive grants and (iii) providing our board of directors with recommendations regarding bonus plans, if any. The role and responsibilities of our Compensation Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

Nominating and Governance Committee

Our board of directors established our Nominating and Governance Committee effective January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Busuttil serving as chairman of this committee. The Nominating and Governance Committee is structured as follows: The primary purposes of our Nominating and Governance Committee are to (i) identify individuals qualified to become members of our board of directors and recommend to our board of directors the nominees for the next annual meeting of our stockholders and candidates to fill vacancies on our board of directors, (ii) recommend to our board of directors the directors to be appointed to committees of our board of directors and (iii) oversee the effectiveness of our corporate governance in accordance with regulatory guidelines and any other guidelines we establish, including evaluations of members of executive management, our board of directors and its committees. The role and responsibilities of our Nominating and Governance Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our board of directors has also adopted a separate Code of Professional Conduct for Chief Executive Officer and Senior Financial Officers. These codes are available in the Corporate Governance Code of Ethical Conduct section of our website, www.aerkomm.com.

Section 16(a) Beneficial Ownership Reporting Compliance

On April 19, 2018, we filed a Form 8-A with the SEC to register our common stock under the Securities Exchange Act. As a result of this filing, we are now subject to Section 16(a) of the Exchange Act. And all of our officers, directors and 10-percent beneficial owners of our common stock filed initial Forms 3 with the SEC on April 19, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Three Months Ended March 31, 2018 and Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey Wun, CEO and President (2)(3)	Three months 2018	40,000	-	-	40,000
	2017	160,000	46,914	-	206,914
	2016	141,641	-	-	141,641
Y. Tristan Kuo, CFO (4)	Three months 2018	25,000	-	-	25,000
	2017	72,752	938,277	-	1,011,029
	2016	-	-	-	-
Jiun-Sheuan Yang (2)(5)	Three months 2018	40,000	-	-	40,000
	2017	160,000	-	-	160,000
	2016	128,308	-	-	128,308
Peter Chiou, Former CEO and President (2)(6)	Three months 2018	-	-	-	-
	2017	24,000	3,002,486	50,000	3,076,486
	2016	-	-	45,600	45,600

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On February 13, 2017, we acquired Aircom in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that the named executive officer received from Aircom prior to the consummation of the reverse acquisition.

(3)	Mr. Wun has served as our Chief Executive Officer and President since December 31, 2017, upon the resignation of Mr. Chiou from these positions, and previously served as our President from December 28, 2016 until February 13, 2017. He also currently serves as the Chief Technology Officer of Aircom.

(4)	Mr. Kuo has served as our Chief Financial Officer since April 10, 2017.

(5)	Mr. Jiun-Sheuan Yang has served as Aircom’s Vice President of Engineering since December 2014.

(6)	Mr. Chiou was replaced from his positions as President and Chief Executive Officer effective December 30, 2017. The amount included in all other compensation represents consulting fees paid by Aircom to Mr. Chiou.

Employment Agreements

Y. Tristan Kuo

On March 31, 2017, we entered into an employment agreement with Mr. Kuo, effective April 10, 2017, pursuant to which we agreed to pay Mr. Kuo an annual salary of $100,000, plus a guaranteed bonus of $85,000 payable on the earlier of (i) the first anniversary of Mr. Kuo’s employment or (ii) upon closing of an equity or equity linked financing in which we or one of our subsidiaries raises at least $15 million. Mr. Kuo will also be entitled to an annual bonus as recommended by our Chief Executive Officer and approved by our board of directors. In addition, we agreed to grant Mr. Kuo an option to purchase 300,000 shares of our common stock, with one quarter of the shares underlying the option to be vested immediately and the remaining shares to be vested equally over three years on each anniversary of Mr. Kuo’s employment. Such option granted under our 2017 equity incentive plan once such plan is approved by our stockholders. In addition, during the first nine months of Mr. Kuo’s employment or until he relocates, if earlier, we also agreed to provide a furnished living accommodation, a car allowance of $400 per month, and a personal travel allowance of $600 per month for Mr. Kuo to visit his spouse or vice versa. We also agreed to pay up to $6,000 in relocation expenses, should Mr. Kuo decide to relocate. We will also be responsible for medical insurance under our medical plan or we will reimburse the premium of a medical plan that is comparable to the medical plan offered to other employees. Mr. Kuo will also be eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time.

The employment agreement also contains covenants prohibiting Mr. Kuo from competing with us during his employment, or from soliciting any of our employees or consultants for a period of two years after his employment ends. The employment agreement also contains customary confidentiality provisions. The employment agreement may be terminated by either party for any reason upon 30 days’ notice. If Mr. Kuo’s employment is terminated by us without cause, the portion of stock options to be vested for the year if completed shall be vested immediately.

Peter Chiou

On November 29, 2017, we entered into an employment agreement with Mr. Chiou, effective November 1, 2017, pursuant to which we agreed to pay Mr. Chiou an annual salary of $144,000. Under the employment agreement, Mr. Chiou was entitled to twenty (20) working days of vacation per year and was eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time. Following Mr. Chiou’s resignation effective December 31, 2017, the employment agreement effectively terminated. We expect that Mr. Chiou will become a consultant for a short period of time and will be paid a $5,000 consulting fee per month upon his entering into a consulting and separation agreements with us.

Outstanding Equity Awards at March 31, 2018 and Fiscal Year Ended December 31, 2017 and 2016

There were no outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2016. As of March 31, 2018 and December 31, 2017, Mr. Kuo had options outstanding and exercisable for 300,000 shares of our common stock, at an exercise price of $5.50 per share, and Mr. Wun had options outstanding and exercisable for 15,000 shares of our common stock, at an exercise price of $5.50 per share.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Wun	December 31, 2017	-	-	15,000	$5.50	6/23/2027
	March 31, 2018	-	-	15,000	$5.50	6/23/2027
Y. Tristan Kuo	December 31, 2017	112,500	-	187,500	$5.50	6/23/2027
	March 31, 2018	131,250	-	168,750	$5.50	6/23/2017

Director Compensation

To date, we have not paid any compensation to our directors.

Effective December 29, 2017, we entered into independent director agreements with James Busuttil, Raymond Choy, and Colin Lim. Under the terms of these independent director agreements, we have agreed to pay the independent directors an annual cash fee of $20,000, paid quarterly in four equal installments, commencing in the first quarter following closing of our public offering, and an additional $5,000 cash compensation fee for serving as board of directors committee chairmen. This additional fee will be paid no later than the fifth business day following the filing of this report with the SEC.

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

We also agreed to purchase directors and officers liability insurance with coverage up to an aggregate maximum of $3 million commencing promptly following the final closing of our public offering, and to reimburse the independent directors for pre-approved reasonable business expenses incurred by them.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 27, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 923 Incline Way #39, Incline Village, NV 89451.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Jeffery Wun, CEO, President and Director (3)	Common Stock	14,187,138	34.05%
Y. Tristan Kuo, CFO (4)	Common Stock	137,500	*
James Busuttil, Director (5)	Common Stock	20,000	*
Raymond Choy, Director (6)	Common Stock	20,000	*
Chih-Ming (Albert) Hsu, Director (7)	Common Stock	16,557	*
Colin Lim, Director (8)	Common Stock	20,000	*
Jan-Yung Lin, Director (9)	Common Stock	2,312,010	5.55%
All officers and directors as a group (7 persons named above)	Common Stock	16,714,033	40.11%
Dmedia Holding LP (10)	Common Stock	11,187,138	26.85%
Sheng-Chun Chang (11)	Common Stock	7,029,891	16.87%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 41,460,097 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 27, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 11,187,138 shares of our common stock owned by Dmedia Holding LP. On December 20, 2017, Mr. Wun purchased an 85.7% interest in, and was appointed Manager of, Dmedia LLC, the General Partner of Dmedia Holding LP. As such, Mr. Wun is deemed to be the beneficial owner of the 11,187,138 shares of our common stock held by Dmedia Holding LP by virtue of his voting and dispositive power of those shares. Through his ownership interest in Dmedia LLC which owns an approximately 6% direct interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 588,005 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 10,599,133 shares of our common stock held by Dmedia Holding LP. Also includes 763,400 shares of our common stock over which Mr. Wun has the voting and investment power by virtue of his being the Trustee of the BNDD Trust which owns these shares. Mr. Wun disclaims beneficial ownership of these 763,400 shares. Does not include 15,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(4)	Consists of 137,500 shares of our common stock which Mr. Kuo has the right to acquire within 60 days through the exercise of vested options but does not include 162,500 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(5)	Consists of 20,000 shares of our common stock which Mr. Busuttil has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 20,000 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options.

(7)	Consists of 16,557 shares of our common stock owned directly by Mr. Hsu prior to his appointment to our Board of Directors.

(8)	Consists of 20,000 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 60,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(9)	Includes of 1,864,524 shares of our common stock owned by Mr. Lin directly and 447,486 shares of our common stock owned by Mr. Lin’s spouse. Does not include 4,796,150 shares of our common stock owned by Mr. Lin through his approximately 7% ownership interest in Dmedia LLC and his approximately 42.4% interest Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them. Does not include 15,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(10)	Mr. Wun has sole voting and dispositive power over these shares of our common stock although he disclaims beneficial ownership of 10,599,133 of these shares. Mr. Lin owns a pecuniary interest in 4,796,150 of these shares although he does not exercise voting or dispositive control over them. Mr. Shih owns a pecuniary interest in 4,990,291 of these shares although he does not exercise voting or dispositive power over them. The address of Dmedia Holding LP is 91 Gregory Ln Ste 5, Pleasant Hill, CA 94523.

(11)	Consists of 6,703,487 shares of common stock held by Well Thrive Limited and 326,404 shares of our common stock owned directly by Mr. Sheng-Chun Chang. Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

There are currently no arrangements which may result in a change of control of our company.

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

Equity Compensation Plan Information

On May 5, 2017, we established our 2017 Equity Incentive Plan (“the Plan”). The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. We expect that the Plan will be approved by our stockholders at our annual meeting in 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 10,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 4,054,011 shares available for grant under the Plan as of March 16, 2018; 4,661,308 shares of our common stock are issuable upon the exercise of options to be issued under the Plan to holders of Aircom options assumed by us as a result of the closing of the reverse acquisition with Aircom; and options exercisable for 1,265,000 shares of our common stock have been approved by our board of directors for grants to certain of our officers, directors, employees and service providers.

Equity Compensation Plan and Employee Benefits

Summary of the 2017 Equity Incentive Plan

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

Shares Subject to Plan. The number of shares of common stock that is available for grant of awards under the Plan, as amended, is 10,000,000 shares.

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

●	On December 28, 2016, Aircom entered into a stock purchase agreement with Ms. Irina Goldman, our sole director and officer and principal stockholder at such time, and Aircom, pursuant to which Aircom purchased all 700,000 shares of our common stock held by Ms. Goldman for $320,000. Such shares represented approximately 86.3% of our issued and outstanding common stock as of the closing of such acquisition by Aircom.

●	On February 13, 2017, we entered into a share exchange agreement with Aircom, our then principal stockholder, and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Aircom in exchange for 40,000,000 shares of our common stock and we also agreed to issue options to acquire 5,444,592 shares of our common stock to Aircom’s option holders in exchange for their options to purchase Aircom’s common stock. In addition, at the closing of the reverse acquisition, Aircom returned all 700,000 shares of our common stock purchased by it on December 28, 2016 and we immediately cancelled such shares, and all existing options to purchase Aircom’s shares of common stock were also canceled.

●	On March 31, 2017, we entered into a settlement and release agreement with Aircom and dMobile, a Taiwanese limited company whose Chairman of the Board is Daniel Shih, our co-founder, a former material beneficial owner of our common stock and husband of our former director Barbie Shih. Aircom and dMobile entered into a certain Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, or the Purchase Agreement, pursuant to which Aircom delivered to dMobile certain equipment with an aggregate invoice price of $5,478,900 and received from dMobile $2,000,000 in partial payment, as a result of which dMobile owed Aircom a balance of $3,478,900 under the Purchase Agreement. Aircom and dMobile also entered into a certain Statement of Work, dated January 15, 2015, or the Statement of Work, pursuant to which dMobile delivered to Aircom certain intangible property with an aggregate invoice price of $4,950,000 and received from Aircom $1,000,000 in partial payment, as a result of which Aircom owed dMobile $3,950,000 under the Statement of Work. Offsetting the amounts Aircom and dMobile owed to each other under the Purchase Agreement and the Statement of Work, Aircom owed dMobile a net amount of $471,100, or the Outstanding Amount. To settle this amount, Aircom and dMobile entered into the settlement and release agreement with respect to these matters pursuant to which (i) the Purchase Order and the Statement of Work were terminated and dMobile agreed to accept, and we agreed to issue to dMobile, 94,220 shares of our common stock valued at $5.00 per share in full settlement of the Outstanding Amount, or the dMobile Settlement Shares and (ii) Aircom and dMobile each agreed to waive, release, discharge and covenant not to sue each other with respect to any and all possible claims arising out of or relating to the Purchase Order, the Statement of Work, and the Outstanding Amount. Because Daniel Shih owns dMobile, he is the beneficial owner of the dMobile Settlement Shares, and Barbie Shih, a former director of the Company and Mr. Shih’s wife, is thus deemed to be the beneficial owner of the dMobile Settlement Shares.

●	On March 31, 2017, we entered into a settlement and release agreement with Aircom and PPUS, a Delaware corporation of which Daniel Shih, our co-founder and husband of our former director Barbie Shih, is the Chairman of the board of directors. Aircom and PPUS entered into a certain Development Agreement, dated February 10, 2015, as amended by the First Amendment to Development Agreement, dated July 17, 2015 and the Second Amendment to Development Agreement, dated August 18, 2015, or, as amended, the Development Agreement, pursuant to which Aircom and PPUS agreed to jointly develop certain AirCinema airplane seating technology and related products. Aircom and PPUS fully performed the specified terms of the Development Agreement with the exception that a deposit of $387,500 was advanced by PPUS to Aircom, or the Deposit, for which the Aircom and PPUS did not reach agreement as to the scope of work to be covered by the Deposit. Additionally, PPUS also advanced an additional deposit of $349,500, or the Additional Deposit, to Aircom with the intent that the Additional Deposit would be applied towards one or more additional projects that Aircom and PPUS would agree to in the future. Aircom and PPUS agreed to conclude their relationship with respect to the Development Agreement, the Deposit and the Additional Deposit and other prior dealings between them, and to settle all accounts between them. Aircom and PPUS entered into the settlement and release agreement with respect to these matters pursuant to which (i) the Development Agreement was deemed completed and terminated and PPUS agreed to accept, and we agreed to issue to PPUS, 147,400 shares of our common stock valued at $5.00 per share in full settlement of the Deposit and Additional Deposit amounts, or the PPUS Settlement Shares and (ii) Aircom and PPUS each agreed to waive, release, discharge and covenant not to sue each other with respect to any and all possible claims arising out of or relating to the Development Agreement, , the Deposit and the Additional Deposit. Because Daniel Shih is the Chairman of PPUS and, thus, has voting and dispositive power over the PPUS Settlement Shares, under U.S. federal securities regulations he is deemed to be the beneficial owner of the PPUS Settlement Shares even though he is not a shareholder of PPUS. Because Barbie Shih, a former director of the Company, is Daniel Shih’s wife, she is deemed to be the beneficial owner of the PPUS Settlement Shares as well. Both Daniel Shih and Barbie Shih disclaim beneficial ownership of the PPUS Settlement Shares.

●

On March 31, 2017, we entered into a settlement and release agreement with Aircom and Priceplay Taiwan Inc., or PPTW, a Taiwanese limited company and parent of PPUS, its wholly owned subsidiary. Aircom and PPTW entered into a certain purchase order, or the Purchase Order, pursuant to which PPTW agreed to purchase from Aircom a set of mobile satellite communication equipment priced at $909,000. Pursuant to the terms of the Purchase Order, PPTW paid Aircom $819,300, or the Initial Payment and Aircom delivered to PPTW a mobile satellite antenna, together with radome, control unit, power supply, and other associated items, or collectively, the Equipment. PPTW raised certain issues regarding the Equipment and informed us that it desired to return the Equipment to Aircom and to receive a refund of the Initial Payment. Aircom and PPTW entered into the settlement and release agreement with respect to these matters pursuant to which (i) Aircom and PPTW agreed to terminate the Purchase Order, (ii) PPTW agreed to return the Equipment to Aircom, (iii) PPTW agreed to accept, and we agreed to issue to PPTW, 163,860 shares of our common stock valued at $5.00 per share in full settlement of the Initial Payment amount, or the PPTW Settlement Shares and (ii) Aircom and PPTW each agreed to waive, release, discharge and covenant not to sue each other with respect to any and all possible claims arising out of or relating to the Purchase Order or the Initial Payment. Because Daniel Shih is the Chairman of PPUS, under U.S. federal securities regulations he may be deemed to be an affiliate or controlling person of PPTW, the parent of PPUS, its wholly owned subsidiary. As such Daniel Shih may be deemed to be the beneficial owner of the PPTW Settlement Shares even though he is not a shareholder or officer or director of PPTW. Because Barbie Shih, a former director of the Company, is Daniel Shih’s wife, she may be deemed to be the beneficial owner of the PPTW Settlement Shares as well. Both Daniel Shih and Barbie Shih disclaim beneficial ownership of the PPTW Settlement Shares.

The three settlement and mutual release agreements discussed above are incorporated herein by reference to Exhibits 10.13, 10.14 and 10.15.

Daniel Shih is the co-founder of Aircom and, thus, is a “promoter” of the Company as that term is defined in Rule 405 under the Securities Act of 1933.

●	On July 5, 2017, we entered into a subscription agreement with Daniel Shih, the co-founder and an affiliate of the Company, who agreed to purchase an aggregate of 5,000 shares of our common stock, $0.001 par value per share, at a price of $5.50 per share, for an aggregate purchase of $27,500. These shares were offered and sold by us to Mr. Shih in a private placement offering exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

●

Aircom Japan also leases space from Daniel Shih at a cost of $1,215 per month. Daniel Shih’s father, Giretsu Shih, is the President of Aircom Japan and is paid an annual salary of approximately $90,000.

Mr. Shih has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. Mr. Shih has also removed himself from any and all activities relating to our business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities. As a result of Mr. Shih’s disposition of his equity interests in the Company and his removing himself from participation in any Company related business activities, and Ms. Shih’s not being re-elected to the Company’s board of directors, Mr. Shih no longer maintains any active affiliation with, or material beneficial ownership in, the Company.

In the event that Mr. Shih is exonerated from any wrongdoing with respect to the two Taiwanese matters discussed in the Risk Factors section above, Mr. Shih’s status as a “beneficial owner” of the shares of our common stock that he previously beneficially owned and his ability to take an active role in the development and management of the Company may be restored.

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

Our board of directors conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. Our board of directors has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, our board of directors generally reviews related party transactions to ensure that they are fair and reasonable to our company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by our board of directors.

Director Independence

Our board of directors has determined that Messrs. Raymond Choy, Colin Lim and James Busuttil are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the three months ended March 31, 2018 and the fiscal years ended December 31, 2017 and 2016:

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017	2016
Audit Fees	$50,000	$156,000.00	$30,000.00
Audit-Related Fees	-	2.58	87.80
Tax Fees	-	36,000.00	-
All Other Fees	-	38,000.00	-
TOTAL	$50,000	$230,002.58	$30,087.80

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

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this transition report on Form 10-KT. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AERKOMM INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AERKOMM INC. AND SUBSIDIARIES (the “Company”) as of March 31, 2018 and December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the three-month period ended March 31, 2018 and each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 18, 2018 and December 31, 2017 and 2016, and the results of its operations and its cash flows for the three-month period ended March 31, 2018 and each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chen & Fan Accountancy Corporation

We have served as the Company’s auditor since 2017.

San Jose, California
April 26, 2018

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017	2016

Assets
Current Assets
Cash	$58,237	$21,504	$312,173
Inventories	208,674	208,674	209,729
Prepaid expenses	543,852	543,642	11,784
Other receivable - related party	-	46,743	-
Other receivable - others	427,291	412,390	891
Other current assets	1,202	6,591	-
Total Current Assets	1,239,256	1,239,544	534,577
Property and Equipment
Cost	407,501	405,319	128,917
Accumulated depreciation	(119,782)	(100,592)	(43,825)
	287,719	304,727	85,092
Construction in progress	3,254,170	3,250,000	3,660,000
Net Property and Equipment	3,541,889	3,554,727	3,745,092
Other Assets
Intangible asset, net	3,753,750	3,877,500	4,372,500
Goodwill	1,450,536	1,450,536	1,105,942
Deposits - related party	2,542	2,396	4,966
Deposits – others	148,839	141,273	801,405
Total Other Assets	5,355,667	5,471,705	6,284,813
Total Assets	$10,136,812	$10,265,976	$10,564,482

Liabilities and Equity
Current Liabilities
Short-term bank loan	$10,000	$10,000	$-
Short-term loan – related parties	325,040	-	-
Accrued expenses	881,214	637,675	71,978
Other payable - related parties	1,299,578	1,082,395	2,955,575
Other payable - others	2,264,637	2,081,787	1,671,269
Total Current Liabilities	4,780,469	3,811,857	4,698,822
Restricted stock deposit liability	14	56	3,342
Total Liabilities	4,780,483	3,811,913	4,702,164
Commitments and Contingency
Stockholders’ Equity
Preferred stock, no par value, as of December 31, 2017 and 2016, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Preferred stock, $0.001 par value, as of March 31, 2018 and December 31, 2017, 50,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $0.001 par value. Authorized - 450,000,000 shares. Issued and outstanding 41,449,735 (excluding 10,362 unvested restricted shares) as of March 31, 2018 and 41,418,665 (excluding 41,438 unvested restricted shares) as of December 31, 2017	41,449	41,418	-
Common stock, no par value. Authorized - 210,000,000 shares. Issued and outstanding - 98,720,060 (excluding 6,683,340 unvested restricted shares) as of December 31, 2016	-	-	4,470,839
Additional paid in capital	13,787,341	13,484,857	80,000
Subscribed capital	690,648	75,040	1,862,643
Subscriptions receivable	(559,608)	-	-
Accumulated deficits	(8,602,971)	(7,143,788)	(551,204)
Accumulated other comprehensive loss	(530)	(3,464)	(10)
Total Stockholders’ Equity	5,356,329	6,454,063	5,862,268
Non-controlling interest in subsidiary	-	-	50
Total Equity	5,356,329	6,454,063	5,862,318
Total Liabilities and Equity	$10,136,812	$10,265,976	$10,564,482

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended March 31,		Year Ended December 31,
	2018	2017	2017	2016	2015
		(Unaudited)
Net Sales	$-	$-	$-	$-	$6,128,900

Cost and Expenses
Cost of sales	-	-	-	-	1,337,905
Operating expenses	1,450,899	914,204	7,147,597	3,970,105	1,235,796

Total Cost and Expenses	1,450,899	914,204	7,147,597	3,970,105	2,573,701

Income (Loss) from Operations	(1,450,899)	(914,204)	(7,147,597)	(3,970,105)	3,555,199

Net Non-Operating Income (Loss)	(4,222)	25,529	23,652	(89,559)	15

Income (Loss) before Income Taxes	(1,455,121)	(888,675)	(7,123,945)	(4,059,664)	3,555,214

Income Tax Expense (Benefit)	4,062	2,385	8,519	(883,200)	884,800

Net Income (Loss)	(1,459,183)	(891,060)	(7,132,464)	(3,176,464)	2,670,414

Less: Income (Loss) Attributed to Non-Controlling Interest	-	-	-	-	-

Net Income (Loss) Attributable to the Company	(1,459,183)	(891,060)	(7,132,464)	(3,176,464)	2,670,414

Other Comprehensive Loss
Change in foreign currency translation adjustments	2,934	(3,347)	(3,454)	(10)	-

Total Comprehensive Income (Loss)	$(1,456,249)	$(894,407)	$(7,135,918)	$(3,176,474)	$2,670,414

Net Income (Loss) Per Common Share:

Basic	$(0.0352)	$(0.0222)	$(0.1748)	$(0.0808)	$0.0841

Diluted	$(0.0352)	$(0.0222)	$(0.1748)	$(0.0808)	$0.0759

Weighted Average Shares Outstanding - Basic	41,460,097	40,157,026	40,821,495	39,335,796	31,752,318

Weighted Average Shares Outstanding - Diluted	41,460,097	40,157,026	40,821,495	39,335,796	35,190,236

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid in	Subscribed	Subscription	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity (Capital	Non Controlling Interest in	Total Equity (Capital
	Shares	Amount	Capital	Capital	Receivable	Deficits)	Loss	Deficiency)	Subsidiary	Deficiency)
Balance as of January 1, 2015	6,000,000	$10,000	$-	$-	$-	$(45,154)	$-	$(35,154)	$-	$(35,154)
Issuance of common stock	343,673	850,001	-	-	-	-	-	850,001	-	850,001
Issuance of stock warrant	-	-	20,000	-	-	-	-	20,000	-	20,000
Restricted stock vested and transferred to common stock	1,231,667	6,159	-	-	-	-	-	6,159	-	6,159
Net income for the year	-	-	-	-	-	2,670,414	-	2,670,414	-	2,670,414
Balance as of December 31, 2015	7,575,340	866,160	20,000	-	-	2,625,260	-	3,511,420	-	3,511,420
Issuance of common stock	1,440,000	3,600,395		-	-	-	-	3,600,395	-	3,600,395
Issuance of stock warrant	-	-	40,000	-	-	-	-	40,000	-	40,000
Subscribed capital	-	-	-	1,862,643	-	-	-	1,862,643	-	1,862,643
Additional shares issued on stock split	81,138,060	-	-	-	-	-	-	-	-	-
Restricted stock vested and transferred to common stock	8,566,660	4,284	-	-	-	-	-	4,284	-	4,284
Stock compensation expense	-	-	20,000	-	-	-	-	20,000	-	20,000
Net loss for the year	-	-	-	-	-	(3,176,464)	-	(3,176,464)	-	(3,176,464)
Other comprehensive loss	-	-	-	-	-	-	(10)	(10)	-	(10)
Non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	50	50
Balance as of December 31, 2016	98,720,060	4,470,839	80,000	1,862,643	-	(551,204)	(10)	5,862,268	50	5,862,318
Reverse acquisition	(61,101,458)	(4,433,221)	5,756,024	(1,862,643)	-	539,880	10	50	(50)	-
Issuance of common stock	1,349,247	1,349	5,838,551	(1,452,473)	-	-	-	4,387,427	-	4,387,427
Subscribed capital	-	-	-	1,527,513	-	-	-	1,527,513	-	1,527,513
Issuance of stock warrant	-	-	60,000	-	-	-	-	60,000	-	60,000
Restricted stock vested and transferred to common stock	2,450,816	2,451	836	-	-	-	-	3,287	-	3,287
Stock compensation expense	-	-	1,749,446	-	-	-	-	1,749,446	-	1,749,446
Net loss for the year	-	-	-	-	-	(7,132,464)	-	(7,132,464)	-	(7,132,464)
Other comprehensive loss	-	-	-	-	-	-	(3,464)	(3,464)	-	(3,464)
Balance as of December 31, 2017	41,418,665	41,418	13,484,857	75,040	-	(7,143,788)	(3,464)	6,454,063	-	6,454,063
Issuance of stock warrant	-	-	26,667	-	-	-	-	26,667	-	26,667
Subscription receivable				-	(559,608)	-	-	(559,608)	-	(559,608)
Subscribed capital	-	-	-	615,608	-	-	-	615,608	-	615,608
Restricted stock vested and transferred to common stock	31,070	31	11	-	-	-	-	42	-	42
Stock compensation expense	-	-	275,806	-	-	-	-	275,806	-	275,806
Net loss for the period	-	-	-	-	-	(1,459,183)	-	(1,459,183)	-	(1,459,183)
Other comprehensive income	-	-	-	-	-	-	2,934	2,934	-	2,934
Balance as of March 31, 2018	41,449,735	$41,449	$13,787,341	$690,648	$(559,608)	$(8,602,971)	$(530)	$5,356,329	$-	$5,356,329

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three-Month Period Ended March 31,		Year Ended December 31,
	2018	2017	2017	2016	2015
		(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(1,459,183)	$(891,060)	$(7,132,464)	$(3,176,464)	$2,670,414
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	142,940	129,956	551,767	526,460	94,444
Stock-based compensation	275,806	9,000	1,749,446	20,000	-
Changes in operating assets and liabilities:
Accounts receivable - related party	-	-	-	3,478,900	(3,478,900)
Inventories	-	(175)	1,055	(97,674)	(111,000)
Prepaid expenses	(210)	(259,071)	(521,949)	116,327	25,066
Other receivable - related party	46,743	-	162,335	116,180	(116,180)
Other receivable - others	(14,901)	(181,596)	(318)	11,258	-
Other current assets	5,389	-	-	-	-
Deposits - related party	(7,566)	(3,941)	2,570	(4,966)	-
Deposits - others	(146)	-	660,132	(382,534)	(389,320)
Accrued expenses	243,539	56,403	506,822	(59,940)	131,918
Other payable - related party	217,183	(22,846)	(2,373,180)	(1,638,890)	3,224,263
Other payable - others	182,850	175,354	392,299	(133,759)	1,043,737
Net Cash Provided by (Used for) Operating Activities	(367,556)	(987,976)	(6,001,485)	(1,225,102)	3,094,442

Cash Flows from Investing Activities
Prepaid investment	-	(360,000)	-	-	(700,000)
Purchase of property and equipment	(6,352)	-	(273,015)	(3,686,597)	(78,508)
Acquisitions of intangible assets	-	-	-	-	(4,950,000)
Acquisitions of goodwill	-	-	-	(319,688)	-
Net Cash Used for Investing Activities	(6,352)	(360,000)	(273,015)	(4,006,285)	(5,728,508)

Cash Flows from Financing Activities
Proceeds from short-term bank loan	-	-	10,000	-	-
Proceeds from short-term loan – related parties	325,040	-	-	-	-
Proceeds from issuance of common stock	-	1,500,000	5,839,901	3,600,395	864,452
Proceeds from subscribed capital	56,000		75,040	1,862,643	-
Issuance of stock warrant	26,667	30,000	60,000	40,000	-
Payments on repurchase of unvested restricted stock			-	(666)	-
Contribution from non-controlling interest in subsidiary			-	50	-
Net Cash Provided by Financing Activities	407,707	1,530,000	5,984,941	5,502,422	864,452

Net Increase (Decrease) in Cash	33,799	182,024	(289,559)	271,035	(1,769,614)

Cash from acquired subsidiaries	-	-	2,354	21,650	-

Cash, Beginning of Period	21,054	312,173	312,173	19,498	1,789,112

Foreign currency translation effect on cash	2,934	(3,357)	(3,464)	(10)	-

Cash, End of Period	$58,237	$490,840	$21,504	$312,173	$19,498

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Continued

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017	2016	2015
		(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$-	$6,239	$800	$-
Cash paid during the period for interest	$113	$-	$131	$-	$-

Non-cash operating, investing and financing activities:
Construction in progress transferred to other receivable	$-	$-	$410,000	$-	$-
Restricted stock deposit liability transferred to common stock	$42	$971	$3,287	$4,284	$6,159
Other payable to related parties transferred to common stock	$-	$2,024,000	$2,027,400	$-	$-

Net payment for acquisition of subsidiaries:

Cash	$-	$-	$5,704	$21,650	$-
Inventories	-	-	-	1,055	-
Prepaid expenses	-	-	16,500	2,784	-
Other receivable – related party	-	-	210,259	-
Other receivable – others	-	-	-	12,149	-
Property and equipment, net	-	-	5,152	6,642	-
Goodwill	-	-	344,594	1,105,942	-
Other assets	-	-	-	20,959	-
Accrued expenses	-	-	(60,640)	-	-
Other payable	-	-	(518,219)	(151,131)	-
Non-controlling interest	-	-	-	(50)	-
Total payment for acquisition of subsidiaries	-	-	3,350	1,020,000	-
Transferred from prepaid investment	-	-	-	(700,000)	-

Net payment for acquisition of subsidiaries	$-	$-	$3,350	$320,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

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

Aircom Telecom LLC (“Aircom Taiwan”), which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. During 2017, Aircom advanced a total of $460,000 to Aircom Taiwan, which was not affiliated with Aircom during that time, for working capital, as part of a planned $1,500,000 aggregate equity investment (the “Equity Investment”) in Aircom Taiwan. Before Aircom Taiwan was allowed to issue equity to Aircom, a foreign investor, the Equity Investment must be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan (the “Committee”). Aircom entered into an Equity Pre-Subscription Agreement with Aircom Taiwan on August 13, 2017 to memorialize the terms of the Equity Investment. On December 19, 2017, the Committee approved Aircom’s initial Equity Investment (valued as of that date at NT$15,150,000, or approximately US$500,000) and the purchase of the founding owner’s total equity of NT$100,000 (approximately US$3,350). As a result, Aircom Taiwan became a wholly owned subsidiary of Aircom.

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

Aerkomm and its subsidiaries (“the Company”) have not generated significant revenues, excluding non-recurring revenues from affiliates in 2015, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. For the three-month period ended March 31, 2018, the Company incurred a comprehensive loss of $1,456,249 and had working capital deficiency of $3,541,213 as of March 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 2 - Summary of Significant Accounting Policies

Change in Fiscal Year

On March 18, 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks and accounts receivable. As of March 31, 2018 and December 31, 2017, 2016, and 2015, the total balances of cash in bank were insured by the Federal Deposit Insurance Corporation (FDIC) and foreign financial institution deposits insurance.

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

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Property and Equipment - continued

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month period ended March 31, 2018 and 2017 and each of the years in the three-year period ended December 31, 2017.

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

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2018 and 2017, and years December 31, 2017, 2016 and 2015, the Company incurred approximately $90,750, $0, $336,000, $1,597,000 and $25,000 of research and development costs, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. Basic and diluted earnings (loss) per common share presented for the three-month periods ended March 31, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015 have taken into account the stock split in June 2016 and share exchange for reverse acquisition on February 13, 2017 (see Note 1).

Subsequent Events

The Company has evaluated events and transactions after the reported period up to April 26, 2018, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been included in these consolidated financial statements.

NOTE 3 - Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 and the adoption did not have material impact on its consolidated financial statements.

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

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new revenue standards and the adoption did not have material impact on its consolidated financial statements.

Income Statement

In February 2018, FASB issued ASU 2018-02, “ Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with effect included in income from continuing operations in the reporting period that includes the enactment date of Tax Cut and Jobs Act, ASU 2018-02 will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2018-02 on its consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 4 - Inventories

As of March 31, 2018 and 2017 and December 31, 2017 and 2016, inventories consisted of the following:

	March 31,		December 31,
	2018	2017	2017	2016
		(Unaudited)
Satellite equipment for sale under construction	$197,645	$197,645	$197,645	$197,645
Parts	11,029	11,029	11,029	11,029
Supplies	5,468	6,214	5,540	6,437
	214,142	214,888	214,214	215,111
Allowance for inventory loss	(5,468)	(4,984)	(5,540)	(5,382)
Net	$208,674	$209,904	$208,674	$209,729

NOTE 5 - Property and Equipment

For the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, the changes in cost of property and equipment were as follows:

	Computer software and equipment	Furniture and fixture		Satellite Equipment	Total
January 1, 2016	$92,285	$3,393		$-	$95,678
Addition	26,626	6,613		-	33,239
December 31, 2016	118,911	10,006		-	128,917
Addition	992	-		275,410	276,402
December 31, 2017	119,903	10,006		275,410	405,319
Addition	2,182		_	-	2,182
March 31, 2018	$122,085	$10,006		$274,410	$407,501

As of December 31, 2016, construction in progress of $3,660,000 was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use. In 2017, one of the purchase contracts related to onboard equipment became undeliverable. Therefore, the Company reclassified the relevant payment of $410,000 recorded under construction in progress to other receivable. As a result, the balance of construction in progress was reduced to $3,250,000 as of December 31, 2017. For the three months ended March 31, 2018, the Company made additional payments for the expenditure of construction in progress. As of March 31, 2018, the balance of construction in progress was $3,254,170.

For the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, the changes in accumulated depreciation for property and equipment were as follows:

	Computer software and equipment	Furniture and fixture	Satellite Equipment	Total
January 1, 2016	$12,082	$283	$-	$12,365
Addition	27,522	3,938	-	31,460
December 31, 2016	39,604	4,221	-	43,825
Addition	17,159	1,997	37,611	56,767
December 31, 2017	56,763	6,218	37,611	100,592
Addition	6,275	477	12,438	19,190
March 31, 2018	$63,038	$6,695	$50,049	$119,782

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 6 - Intangible Asset, Net

For the three months ended March 31, 2018 and years ended December 31, 2017 and 2016, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System software	Accumulated amortization	Net Cost
January 1, 2016	$4,950,000	$82,500	$4,867,500
Addition	-	495,000	(495,000)
December 31, 2016	4,950,000	577,500	4,372,500
Addition	-	495,000	(495,000)
December 31, 2017	4,950,000	1,072,500	3,877,500
Addition	-	123,750	(123,750)
March 31, 2018	$4,950,000	$1,196,250	$3,753,750

NOTE 7 - Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000, which will mature on June 14, 2018, from a local bank with an annual interest rate of 4.75% as of March 31, 2018.

NOTE 8 - Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	March 31,		December 31,
	2018	2017	2017	2016	2015
Current:		(Unaudited)
Federal	$-	$-	$3,033	$(884,000)	$884,000
State	2,400	800	800	800	800
Foreign	1,662	1,585	4,686	-	-
Total	$4,062	$2,385	$8,519	$(883,200)	$884,800

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the three months ended March 31, 2018 and the years ended December 31, 2017, 2016 and 2015.

	March 31,		December 31,
	2018	2017	2017	2016	2015
		(Unaudited)
Tax expense (benefit) at statutory rate	$(294,826)	$(210,000)	$(2,292,820)	$(1,158,300)	$987,000
Prepayment from related parties	-	-	-	(286,300)	286,300
Net operating loss carryforwards (NOLs)	172,225	276,600	1,760,600	717,600	(345,000)
Stock-based compensation expense	57,919	-	594,800	8,000	-
Amortization expense	(1,700)	(41,900)	(11,200)	(168,300)	(28,100)
Others	70,444	(22,315)	(42,861)	4,100	(15,400)
Tax expense (benefit) at effective tax rate	$4,062	$2,385	$8,519	$(883,200)	$884,800

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 8 - Income Taxes - Continued

Deferred tax assets (liability) as of March 31, 2018 and 2017, and December 31, 2017 and 2016 consist of:

	March 31,		December 31,
	2018	2017	2017	2016
		(Unaudited)
Net operating loss carryforwards (NOLs)	$2,339,000	$826,000	$2,057,000	$519,000
Stock-based compensation expense	566,000	-	489,000	8,000
Accrued expenses and unpaid payable	268,000	-	443,000	35,000
Tax credit carryforwards	68,000	63,000	68,000	63,000
Excess of tax amortization over book amortization	(635,000)	(279,000)	(658,000)	(230,000)
Others	235,000	23,000	-	-
	2,841,000	613,000	2,399,000	395,000
Valuation allowance	(2,841,000)	(633,000)	(2,399,000)	(395,000)
Net	$-	$-	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of $442,000, $2,004,000, $9,000 and $371,000 for the three months ended March 31, 2018 and years ended December 31, 2017, 2016 and 2015, respectively. As a result of the Tax Cuts and Jobs Act signed into law in December 2017, the U.S. federal corporate income tax rate is reduced to 21 percent, effective January 1, 2018. Consequently, the Company has recorded a decrease related to its deferred tax assets of $48,000. Since the Company reserved full valuation allowance to its deferred tax assets, there was no impact on income tax expense for the year ended December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company had federal NOLs of approximately $7,643,000 and $6,686,000, respectively, available to reduce future federal taxable income, expiring in 2038 and 2037. As of March 31, 2018 and December 31, 2017, the Company had State NOLs of approximately $8,985,000 and $7,897,000, respectively, available to reduce future state taxable income, expiring in 2038 and 2037.

As of March 31, 2018 and December 31, 2017, the Company has Japan NOLs of approximately $339,000 and $326,000 available to reduce future Japan taxable income, expiring in 2028 and 2027.

As of March 31, 2018 and December 31, 2017, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2018 and December 31, 2017, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 9 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2018, there were no preferred stock shares outstanding.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 9 - Capital Stock - Continued

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

As of March 31, 2018 and December 31, 2017 and 2016, the restricted shares (after share exchange) consisted of the following:

	March 31,	December 31,
	2018	2017	2016

Restricted stock - vested	10,269,376	10,238,306	7,787,490
Restricted stock - unvested	10,362	41,432	2,492,248
Total restricted stock	10,279,738	10,279,738	10,279,738

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

As of March 31, 2018, the Company completed its private placement offering of 123,330 shares of its common stock at a price of $5.60 per share for the aggregate amount of $690,648. All of the common shares have not yet been issued and there were subscriptions receivable of $559,608 as of March 31, 2018.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 9 - Capital Stock - Continued

3)	Stock Warrant:

As of December 31, 2016, Aircom had issued stock warrants exercisable for $60,000 in value of its common stock to a service provider as payment for services. The stock warrants allow the service provider to purchase a number of shares of Aircom common stock equal $60,000 divided by 85% of the share price paid by investors for Aircom’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. On February 13, 2017, these stock warrants were converted to Aerkomm’s stock warrants pursuant to the Exchange Agreement (see Note 1). For the three months ended March 31, 2018 and the year ended December 31, 2017, Aerkomm issued additional stock warrants exercisable for $26,667 and $60,000, respectively, in value of Aerkomm common stock to the service provider as payment for additional services. As of March 31, 2018, the Company cumulatively recorded $146,667 as additional paid-in capital in total with respect to these warrants.

NOTE 10 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih (Daniel) *	Co-founder/promoter and shareholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Dmedia Holding LP (Dmedia)	26.85% shareholder
Bummy Wu	Shareholder
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Hao Wei Peng	Employee of Aircom Taiwan
Louis Giordimanina	Employee of Aircom
dMobile System Co. Ltd. (dMobile)	Daniel is the Chairman
Klingon Aerospace, Inc. (Klingon)	Daniel was the Chairman from February 2015 to February 2016
Law Office of Jan Yung Lin	100% owned by Jan Yung Lin (Director)
Priceplay.com, Inc. (PPUS)	Daniel is the Chairman
Priceplay Taiwan Inc. (PPTW)	Parent of PPUS
Wealth Wide Int’l Ltd. (WWI)	Bummy Wu is the Chairman
Yun Shu Chiou	Former CEO and President

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

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 10 – Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of March 31, 2018 and December 31, 2017 and 2016,

	March 31,	December 31,
	2018	2017	2016

Other receivable from Hao Wei Peng[1]	$-	$46,743	$-
Rental deposit to Daniel	$2,542	$2,396	$4,966
Loan from Dmedia [2]	$325,040	$-	$-

Other payable to:

Klingon[3]	$762,000	$762,000	$762,000
Louis Giordimanina	135,973	-	-
Daniel[4]	132,305	128,543	49,500
Yih Lieh (Giretsu) Shih[4]	81,752	76,600	69,385
WWI[5]	38,241	9,410	-
PPTW	-	-	819,300
PPUS	-	-	737,000
dMobile	-	-	471,100
Bummy Wu	-	-	32,149
Others[4]	149,307	105,842	15,141
Total	$1,299,578	$1,082,395	$2,955,575

1.	Represents receivable from Mr. Peng due to the transactions prior to the acquisition of Aircom Telecom on December 19, 2017. The amount is subsequently collected on January 4, 2018.

2.	Represents short-term loan from Dmedia Holding LP. This short-term loan will expire on January 30, 2019 with an annual interest rate of 3%.

3.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2017 and 2016, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

4.	Represents payable to employees as a result of regular operating activities.

5.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware.

b.	For the three-month periods ended March 31, 2018 and 2017, and years ended December 31, 2017, 2016 and 2015,

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017	2016	2015
Sales to		(Unaudited)
dMobile	$-	$-	$-	$-	$5,478,900
PPUS	-	-	-	-	650,000
Total	$-	$-	$-	$-	$6,128,900

100% of the Company’s sales for the year ended December 31, 2015 were to related parties.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 10 - Related Party Transactions - Continued

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017	2016	2015
		(Unaudited)
Intangible purchase from dMobile	$-	$-	$-	$-	$4,950,000

Legal expense paid to Law Office of Jan Yung Lin	$-	$-	$-	$10,000	$51,431
Consulting expense paid to Yun Shu Chiou	$-	$-	$55,000	$-	$-
Consulting expense paid to Louis Giordimanina	$134,971	$-	-	-	-
Rental expense charged by Daniel	$4,040	$3,566	$20,232	$-	$-
Rental expense charged by WWI	$1,350	$-	$3,150	$-	$-
Interest expense charged by Dmedia	$1,201	$-	$-	$-	$-

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

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 11 - Stock Based Compensation - Continued

Option price is determined by the Board of Directors. The Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Plan has not yet been approved by Aerkomm’s stockholders.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $275,806, $9,000, $1,749,447, $20,000 and $0 for the three months ended March 31, 2018 and 2017, and the years ended December 31, 2017, 2016 and 2015, respectively, related to such employee stock options.

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

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 11 - Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of March 31, 2018, December 31, 2017 and 2016 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2016	4,139,241	$0.0013	$0.0004
Granted	1,305,166	0.6704	0.2108
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2016	5,444,407	0.1617	0.0508
Granted	-	-	-
Exercised	(19,681)	0.0013	0.0004
Forfeited/Cancelled	(763,418)	0.6550	0.2059
Options outstanding at December 31, 2017	4,661,307	0.0816	0.0256
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2018	4,661,307	0.0816	0.0256

Options exercisable at December 31, 2016	2,066,858	0.0013	0.0004

Options exercisable at December 31, 2017	3,148,972	0.0412	0.0129

Options exercisable at March 31, 2018	3,407,933	0.0440	0.0138

A summary of the status of nonvested shares under Aircom 2014 Plan as of March 31, 2018, December 31, 2017 and 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2016	4,139,241	$0.0013
Granted	1,305,166	0.6704
Vested	(2,066,858)	0.0013
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2016	3,377,549	0.2597
Granted	-	-
Vested	(1,101,795)	0.1146
Forfeited/Cancelled	(763,418)	0.6550
Options nonvested at December 31, 2017	1,512,335	0.1663
Granted	-	-
Vested	(258,962)	0.0816
Forfeited/Cancelled	-	-
Options nonvested at March 31, 2018	1,253,374	0.1838

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 11 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2017 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2017	-	$-	$-
Granted	2,060,000	5.9154	3.5401
Exercised	-	-	-
Forfeited/Cancelled	(795,000)	5.5000	3.2922
Options outstanding at December 31, 2017	1,265,000	6.1765	3.5035
Granted	-
Exercised	-
Forfeited/Cancelled	(240,000)	5.5000	3.2922
Options outstanding at March 31, 2018	1,025,000	6.3349	3.7904
Options exercisable at December 31, 2017	423,750	5.5708	3.4005
Options exercisable at March 31, 2018	204,375	5.6468	3.5168

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of December 31, 2017 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2017	-	$-
Granted	2,060,000	5.9154
Vested	(423,750)	5.5708
Forfeited/Cancelled	(795,000)	5.5000
Options nonvested at December 31, 2017	841,250	6.4816
Granted	-
Vested	(20,625)	5.5000
Forfeited/Cancelled	-
Options nonvested at March 31, 2018	820,625	6.5062

As of March 31, 2018, December 31, 2017, 2016 and 2015, there were approximately $1,756,000, $5,057,000, $94,000 and $2,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Aircom 2014 Plan and Aerkomm 2017 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Years Ended December 31, 2017, 2016 and 2015

and Three Months Ended March 31, 2018 (Audited) and 2017 (Unaudited)

NOTE 12 - Commitments and Contingency

As of March 31, 2018, the Company’s significant commitments with non-related parties and contingency are summarized as follows:

Commitments

1)	The Company’s lease for its office in Fremont, California expired in May 2017, it was renewed and to expire in May 2020. Rental expense was $71,152, $62,472 and $39,045 for the years ended December 31, 2017, 2016 and 2015, respectively, and $15,618 and $19,338 for three-month periods ended March 31, 2017 and 2018, respectively. As of March 31, 2018, future minimum lease payment obligation is approximately $77,000, $77,000 and $13,000 for the twelve-month periods ending March 31, 2019, 2020 and 2021, respectively.

2)	The Company has another lease for its Japan office expiring July 2018. Rental expense was approximately $9,731 and $8,587 for the three-month periods ended March 31, 2018 and 2017 and $55,043 for the year ended December 31, 2017. As of March 31, 2018, future minimum lease payment obligation is $12,000, including the 8% Japan consumption tax, for the next twelve-month period ending March 31, 2019 until its expiration.

3)	The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Rental expense was approximately $24,000 for the three-month period ended March 31, 2018. As of March 31, 2018, future minimum lease payment obligation is approximately $56,000 for 2018 until its expiration.

4)	In March 2017, the Company entered into a satellites service agreement (the Agreement) with a Japanese company (Company J). The agreement is effective on March 15, 2017 and will expire three years from the effective date. According to the Agreement, the Company shall prepay the total amount of $285,300 and the deposit of $95,100 on April 15, 2017. The prepayment of $285,300 shall be applied to monthly service charge by Company J based on the terms defined in the Agreement.

Contingency

The Company entered into a 3-year digital transmission service agreement with Asia Satellite Telecommunication Company Limited (“Asia Sat”) on July 25, 2015. As of March 31, 2017, Asia Sat stipulates that the Company is in debt of $8,013,495 to Asia Sat, which includes unpaid service fees, a default payment in the form of liquidated sum and interest. The default payment includes total future payments of $7,411,616 due through March 31, 2018, subtracting the deposit of $775,000 made to Asia Sat. The Company disagreed with the payable balance of $8,013,495 and had recorded $1,376,879 payable to Asia Sat as of March 31, 2017. On July 25, 2016, Asia Sat commenced arbitration against the Company. On November 21, 2016, the Hong Kong International Arbitration Centre (“HKIAC”) appointed a sole arbitrator to hear the dispute. On January 12, 2017, the Company introduced a counterclaim for misrepresentations made to induce entry into the Agreement. Aircom and AsiaSat reached a settlement with respect to the Agreement as of July 25, 2017, with an effective date of July 20, 2017. As of March 31, 2018, Aircom and Asia Sat extended the remaining payments to May 31, 2018 and the Company has accrued the settlement liability and accounted for the net impact of the settlement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2018	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer

Each person whose signature appears below constitutes and appoints each of Wun and Y. Tristan Kuo as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this transition report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wun	Chief Executive Officer, President and Chairman	April 30, 2018
Jeffrey Wun	(Principal Executive Officer)

/s/ Y. Tristan Kuo	Chief Financial Officer	April 30, 2018
Y. Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ James J. Busuttil	Director	April 30, 2018
James J. Busuttil

/s/ Raymond Choy	Director	April 30, 2018
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	April 30, 2018
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	April 30, 2018
Colin Lim

/s/ Jan-Yung Lin	Director	April 30, 2018
Jan-Yung Lin

55

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between the Company and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among the Company, Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2017)
3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8A-12G filed on N, 2018)
10.1	Stock Purchase Agreement, dated as of December 28, 2016, by and among Irina Goldman, Aircom Pacific, Inc. and the Company (inco rporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2016)
10.2	Form of Common Stock Subscription Agreement for the November 2017 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated May 15, 2015, Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.4	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, by and between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.5	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.6	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.7	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.8	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.9	Settlement Agreement and Mutual Release, dated March 31, 2017, by and among the Company, Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on June 27, 2017)
10.10	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.11	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.12	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.13	Settlement Agreement and Mutual Release, dated March 31, 2017, by and among the Company, Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on June 27, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, by and among the Company, Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on June 27, 2017)

56

Exhibit No.	Description
10.15	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.16	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.17	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
10.18	Consulting Agreement, dated November 15, 2017, between the Company and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on December 20, 2017)
10.19	Employment Agreement, dated March 31, 2017, between the Company and YuYun Tristan Kuo (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 5, 2017)
10.20	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
14.1*	Code of Business Conduct and Ethics
14.2*	Code of Professional Conduct for Chief Executive and Senior Financial Officers
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed on February 12, 2018)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

57