Form 10-Q
period 2018-06-30
Aerkomm Inc.
filed 2018-08-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, there were 46,708,238 shares of common stock of the registrant issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$580,615	$58,237
Inventories	208,674	208,674
Prepaid expenses	1,029,104	362,602
Other receivable	418,573	427,291
Other current assets	8,637	1,202
Total Current Assets	2,245,603	1,058,006
Property and Equipment
Cost	549,472	407,501
Accumulated depreciation	(144,548)	(119,782)
	404,924	287,719
Prepayment for land	18,000,000	-
Prepayment for equipment	412,500	181,250
Construction in progress	3,254,170	3,254,170
Net Property and Equipment	22,071,594	3,723,139
Other Assets
Intangible asset, net	3,630,000	3,753,750
Goodwill	1,450,536	1,450,536
Deposits - related party	2,542	2,542
Deposits - others	55,145	148,839
Total Other Assets	5,138,223	5,355,667
Total Assets	$29,455,420	$10,136,812

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loan	$-	$10,000
Short-term loan - related parties	-	325,040
Accrued expenses	417,633	881,214
Other payable - related parties	915,476	1,299,578
Other payable - others	829,578	2,264,637
Total Current Liabilities	2,162,687	4,780,469
Restricted stock deposit liability	1,700	14
Total Liabilities	2,164,387	4,780,483
Commitments and Contingency
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and March 31, 2018	-	-
Common stock, $0.001 par value, 450,000,000 shares authorized, 43,201,095 shares (excluding 1,267,875 unvested restricted shares) issued and outstanding as of June 30, 2018 and 41,449,735 shares (excluding 10,362 unvested restricted shares) issued and outstanding as of March 31, 2018	43,200	41,418
Additional paid in capital	37,988,081	13,787,372
Subscribed capital	-	690,648
Subscriptions receivable	-	(559,608)
Accumulated deficits	(10,733,102)	(8,602,971)
Accumulated other comprehensive loss	(7,146)	(530)
Total Stockholders’ Equity	27,291,033	5,356,329
Total Liabilities and Stockholders’ Equity	$29,455,420	$10,136,812

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Period Ended June 30,
	2018	2017

Net Sales	$-	$-

Cost and Expenses
Cost of sales	-	-
Operating expenses	2,135,585	2,423,185

Total Cost and Expenses	2,135,585	2,423,185

Loss from Operations	(2,135,585)	(2,423,185)

Net Non-Operating Income	5,454	635

Loss before Income Taxes	(2,130,131)	(2,422,550)

Income Tax Expense	-	3,051

Net Loss	(2,130,131)	(2,425,601)

Other Comprehensive Loss
Change in foreign currency translation adjustments	(6,616)	(7)

Total Comprehensive Loss	$(2,136,747)	$(2,425,608)

Net Loss Per Common Share:

Basic	$(0.0504)	$(0.0595)

Diluted	$(0.0504)	$(0.0595)

Weighted Average Shares Outstanding - Basic	42,384,210	40,772,570

Weighted Average Shares Outstanding - Diluted	42,384,210	40,772,570

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Statement

(Unaudited)

	Three-Month Period Ended June 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(2,130,131)	$(2,425,601)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	148,695	139,523
Stock-based compensation	383,458	784,000
Changes in operating assets and liabilities:
Inventories	-	167
Prepaid expenses	(666,502)	(216,157)
Other receivable - others	8,718	154,213
Other current assets	(7,435)	-
Deposits - related party	-	3,941
Deposits - others	93,694	673,498
Accrued expenses	(463,581)	286,460
Other payable - related party	(384,102)	(21,014)
Other payable - others	(1,435,059)	150,668
Net Cash Used for Operating Activities	(4,452,245)	(470,302)

Cash Flows from Investing Activities
Prepaid investment	-	(65,000)
Prepayment on land and equipment	(18,231,250)	-
Purchase of property and equipment	(142,150)	(279,775)
Net Cash Used for Investing Activities	(18,373,400)	(344,775)

Cash Flows from Financing Activities
Repayment of short-term bank loan	(10,000)	-
Repayment of short-term loan – related parties	(325,040)	-
Proceeds from issuance of common stock	23,223,979	300,021
Proceeds from subscribed capital	-	14,000
Issuance of stock warrant	465,700	30,000
Net Cash Provided by Financing Activities	23,354,639	344,021

Net Increase (Decrease) in Cash	528,994	(471,056)

Cash, Beginning of Period	58,237	490,840

Foreign currency translation effect on cash	(6,616)	(7)

Cash, End of Period	$580,615	$19,777

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,000	$3,833
Cash paid during the period for interest	$93	$-

Non-cash financing activities:
Restricted stock deposit liability transferred to (from) common stock	$(1,686)	$971
Other payable to related parties transferred to subscribed capital	$-	$2,024,000

 See accompanying notes to the consolidated financial statements.

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

On June 13, 2018, Aerkomm established a new wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land for ground station building and operate the ground station for data processing.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - Organization - Continued

Aerkomm and its subsidiaries (“the Company”) have not generated significant revenues, excluding non-recurring revenues from affiliates in 2015, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. For the three-month period ended June 30, 2018, the Company incurred a comprehensive loss of $2,136,747 as of June 30, 2018, which raises substantial doubt about its ability to continue as a going concern. The management believes the Company will improve its financial position by the public offering currently in progress, other financing activities, short-term borrowings and equity contributions.

NOTE 2 - Summary of Significant Accounting Policies

Change in Fiscal Year

On March 18, 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. Year-over-year quarterly financial data continue to be comparative to prior periods as the three months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan and Aerkomm Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of Prior Period Presentation

Certain prior period balance sheet amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2018, the total balance of cash in bank exceeded the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company by approximately $141,000. The cash deposited in foreign financial institutions is fully insured.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years and vehicles – 5 years.

Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month periods ended June 30, 2018 and 2017.

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

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the three-month periods ended June 30, 2018 and 2017, the Company incurred approximately $146,900 and $116,547 of research and development costs, respectively.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to August 10, 2018, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been included in these consolidated financial statements.

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

(Unaudited)

NOTE 3 - Recent Accounting Pronouncements

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

Income Statement

In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with effect included in income from continuing operations in the reporting period that includes the enactment date of Tax Cut and Jobs Act, ASU 2018-02 will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2018-02 on its consolidated financial statements.

Stock Compensation

In June 2018, FASB issued ASU 2018-07, “Compensation-Stock Compensation” (Topic 718): Improvement of Nonemployee Share-Based Payment Accounting, which amends the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2018-07 on its consolidated financial statements.

NOTE 4 - Inventories

As of June 30, 2018 and March 31, 2018, inventories consisted of the following:

	June 30, 2018	March 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$197,645	$197,645
Parts	11,029	11,029
Supplies	5,376	5,468
	214,050	214,142
Allowance for inventory loss	(5,376)	(5,468)
Net	$208,674	$208,674

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 - Property and Equipment

As of June 30, 2018 and March 31, 2018, the balances of property and equipment were as follows:

	June 30, 2018	March 31, 2018
	(Unaudited)
Satellite equipment	$275,410	$275,410
Computer software and equipment	122,085	122,085
Furniture and fixture	10,006	10,006
Vehicle	141,971	-
	549,472	407,501
Accumulated depreciation	(144,548)	(119,782)
Net	404,924	287,719
Prepayments - land	18,000,000	-
Prepayment for equipment	412,500	181,250
Construction in progress	3,254,170	3,254,170
Net	$22,071,594	$3,723,139

On May 1, 2018, Aerkomm and Aerkomm Taiwan, entered into a binding memorandum of understanding with Tsai Ming-Yin, (the “Seller”), with respect to the acquisition by Aerkomm Taiwan of a parcel of land, or the Parcel, located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the memorandum, the Company paid to the Seller in installments a refundable prepayment deposit of $18 million as of June 26, 2018, which is equal to approximately 50% of the purchase price. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain Real Estate Sales Contract, (the “Definitive Agreement”), with respect to the Acquisition. Pursuant to the terms of the Definitive Agreement, and subsequent amendment on July 30, 2018, the remaining amount of the purchase price, $16,474,462, which may also be paid in installments, must be paid in full by the Company and Aerkomm Taiwan in cash before September 4, 2018. As of August 10, 2018, the Company has paid the aggregate amount of $33,850,000 out of the total purchase price of $34,474,462 to the seller pursuant to the Definitive Agreement.

Construction in progress was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use.

NOTE 6 - Intangible Asset, Net

 As of June 30, 2018 and March 31, 2018, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2018	March 31, 2018
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(1,320,000)	(1,196,250)
Net	$3,630,000	$3,753,750

NOTE 7 - Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000, which matured on June 14, 2018, from a local bank with an annual interest rate of 4.75%. The Company repaid the bank loan in full on May 24, 2018.

NOTE 8 - Income Taxes

Income tax expense for the three months ended June 30, 2018 and 2017 consisted of the following:

	June 30,
Current:	2018	2017

Federal	$-	$3,033
State	-	-
Foreign	-	18
Total	$-	$3,051

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 - Income Taxes - Continued

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the three months ended June 30, 2018 and 2017.

	June 30,
	2018	2017

Tax expense (benefit) at statutory rate	$(447,328)	$(858,080)
Net operating loss carryforwards (NOLs)	540,901	593,580
Stock-based compensation expense	80,526	269,600
Amortization expense	(1,700)	29,000
Accrued R&D expense	(168,000)	-
Others	(4,399)	(31,049)
Tax expense (benefit) at effective tax rate	$-	$3,051

Deferred tax assets (liability) as of June 30, 2018 and March 31, 2018 consist of:

	June 30, 2018	March 31, 2018

Net operating loss carryforwards (NOLs)	$3,618,000	$2,339,000
Stock-based compensation expense	674,000	566,000
Accrued expenses and unpaid payable	21,000	268,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(647,000)	(635,000)
Others	148,000	235,000
	3,882,000	2,841,000
Valuation allowance	(3,882,000)	(2,841,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of $1,040,000 for the three months ended June 30, 2018.

As of June 30, 2018 and March 31, 2018, the Company had federal NOLs of approximately $10,218,000 and $7,643,000, respectively, available to reduce future federal taxable income, expiring in 2038 and 2037. As of June 30, 2018 and March 31, 2018, the Company had State NOLs of approximately $11,607,000 and $8,985,000, respectively, available to reduce future state taxable income, expiring in 2038.

As of June 30, 2018 and March 31, 2018, the Company has Japan NOLs of approximately $316,000 and $339,000 available to reduce future Japan taxable income, expiring in 2028.

As of June 30, 2018 and March 31, 2018, the Company has Taiwan NOLs of approximately $313,000 and $0 available to reduce future Taiwan taxable income, expiring in 2028. As of June 30, 2018 and March 31, 2018, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2018 and March 31, 2018, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2018, there were no preferred stock shares outstanding.

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

On February 13, 2017, all of Aircom’s 27,566,670 restricted shares were converted to 10,279,738 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1).

As of June 30, 2018 and March 31, 2018, the restricted shares consisted of the following:

	June 30, 2018	March 31, 2018

Restricted stock - vested	9,011,863	10,269,376
Restricted stock - unvested	1,267,875	10,362
Total restricted stock	10,279,738	10,279,738

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. For the three-month period ended June 30, 2018, the reporting for 1,267,875 shares previously reported as vested was changed to reflect their actual status as unvested shares, to correct an incorrect presentation in previous periods.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering, issuance and sale of up to 7,058,823 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 588,235 shares, at the public offering price of $8.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. As of June 30, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 2,885,543 shares of common stock for gross proceeds of $24,527,116, or net proceeds of $22,664,371. Subsequent to June 30, 2018, the Company held an additional four closings in which an additional 2,239,268 shares of common stock were issued for gross proceeds of approximately 19.0 million, or net proceeds of approximately $17.8 million.

3)	Stock Warrant:

The Company has the service agreement which includes the term of issuance of stock warrants of its common stock to a service provider as payment for services. The stock warrants allow the service provider to purchase a number of shares of Aircom common stock equal to the service fee value divided by 85% of the share price paid by investors for Aircom’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. For the three-month period ended June 30, 2018, Aerkomm has issued additional stock warrants exercisable for $30,000 in value of Aerkomm common stock to the service provider as payment for additional services. As of June 30, 2018, the Company cumulatively recorded $176,667 as additional paid-in capital in total with respect to these warrants, which is equivalent to 24,452 shares of the Company’s common stock.

Pertaining to the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross payment amount to be disbursed to the Company divided by the Purchase Price and shall be exercisable, in whole or in part, commencing on the effective date of the Registration Statement and expiring on the five-year anniversary at an initial exercise price of $10.625 per share, which is equal to 125% of the Purchase Price. As of June 30, 2018, the Company issued warrants to Boustead to purchase 173,132 shares of the Company’s stock for the 2,885,543 shares that have been closed from the offering as of June 30, 2018.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 – Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih *	Co-founder and shareholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Dmedia Holding LP (“Dmedia”)	26.85% shareholder
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Louis Giordimanina	Employee of Aircom
Klingon Aerospace, Inc. (“Klingon”)	Daniel Shih was the Chairman from February 2015 to February 2016
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director

* Daniel Shih has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. This means that Daniel Shih no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of our common stock, except for a de minimus number of shares of the common stock which will continue to be beneficially owned by him by way of his being a control person in another entity that owns shares of the common stock. Daniel Shih will, however, retain a pecuniary interest in some of the shares of the common stock over which he has relinquished voting and investment power.  Daniel Shih has also removed himself from any and all activities relating to the Company’s business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 originally filed with the SEC on December 20, 2017 and declared effective on April 13, 2018, as amended and supplemented to date. Additionally, Barbie Shih (Barbie), Daniel Shih’s wife, was not re-elected to our board of directors on December 29, 2017. As a result of these events, neither Daniel nor Barbie will maintain any active affiliation with, or material beneficial ownership interest in, the Company.

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 – Related Party Transactions – Continued

a.	As of June 30, 2018 and March 31, 2018,

	June 30, 2018	March 31, 2018

Rental deposit to Daniel Shih	$2,542	$2,542
Loan from Dmedia [1]	$-	$325,040

Other payable to:

Klingon[2]	$762,000	$762,000
Louis Giordimanina	-	135,973
Daniel Shih[3]	19,424	132,305
Yih Lieh (Giretsu) Shih[3]	-	81,752
WWI[4]	41,381	38,241
Others[3]	92,671	149,307
Total	$915,476	$1,299,578

1.	Represents short-term loan from Dmedia. This short-term loan will expire on January 30, 2019 with an annual interest rate of 3%. The Company repaid the short-term loan in full on June 14,2018.

2.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2018, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

3.	Represents payable to employees as a result of regular operating activities.

4.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware.

b.	For the three-month periods ended June 30, 2018 and 2017,

	Three Months Ended June 30,
	2018	2017
Consulting expense paid to Louis Giordimanina	$87,275	$-
Legal expense paid to WISD	1,392	7,207
Rental expense charged by Daniel Shih	4,008	3,645
Rental expense charged by WWI	1,334	-
Interest expense charged by Dmedia	1,915	-

Aircom Japan entered into a lease agreement with Daniel Shih, between August 1, 2014 and July 31, 2016, which was renewed on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel Shih a rental fee of approximately $1,200 per month.

Aircom engaged WISD to handle its filing of patent and trademark applications.

The Company has a lease agreement with WWI with monthly rental cost of $450. The lease term is from June 1, 2017 to May 31, 2018 and the lease was not renewed.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – Stock Based Compensation

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

One-third of Aircom 2014 Plan stock option shares will be vested as of the first anniversary of the time the option shares are granted or the employee’s acceptance to serve the Company, and 1/36th of the shares will be vested each month thereafter. Option price is determined by the Board of Directors. The Plan became effective upon its adoption by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aircom 2014 Plan.

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan”) and the reservation of 5,000,000 shares of the Company’s common stock for issuance under the Aerkomm 2017 Plan. On June 23, 2017, the Board of Directors voted to increase the number of shares of the Company’s common stock reserved for issuance under the Aerkomm 2017 Plan to 10,000,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of the Company. Options granted under the Aerkomm 2017 Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the administrator at the time of grant of an option. On June 23, 2017, the Board of Directors agreed to issue options for an aggregate of 1,455,000 shares under the Aerkomm 2017 Plan to certain officers and directors of the Company.

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

On July 31, 2017, the Board of Directors approved to issue options for an aggregate of 545,000 shares under the Aerkomm 2017 Plan to 11 of its employees. 1/3 of these shares subject to the option shall vest commencing on the first anniversary of vesting start date and the remaining shares shall vest at the rate of 50% each year for the next two years on the same day of the month as the vesting start date.

On December 29, 2017, the Board of Directors approved to issue options for an aggregate of 60,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 20,000 shares each. All of these options were vested immediately upon issuance.

On June 19, 2018, the Board of Directors approved to issue options for 160,000 and 150,000 shares under the Aerkomm 2017 Plan to two of the Company executives. One-fourth of the 160,000 shares subject to the option shall vest on May 1, 2019, May 1, 2020, May 1, 2021 and May 1, 2020, respectively. One-third of the 150,000 shares subject to the option shall vest on 5/29/2019, 5/29/2020 and 5/29/2021, respectively.

Option price is determined by the Board of Directors. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – Stock Based Compensation – Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $383,457 and $784,000 for the three months ended June 30, 2018 and 2017, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in 2018 and 2017 under Aircom 2014 Plan and Aerkomm 2017 Plan as follows:

Assumptions
Expected term	3 - 5 years
Expected volatility	40.11% - 59.70%
Expected dividends	0%
Risk-free interest rate	0.71 - 2.89%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of June 30, 2018 and March 31, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at April 1, 2017	5,444,407	$0.1617	$0.0508
Granted	-	-	-
Exercised	(19,681)	0.0013	0.0004
Forfeited/Cancelled	(763,418)	0.6550	0.2059
Options outstanding at March 31, 2018	4,661,307	0.0816	0.0256
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2018	4,661,307	0.0816	0.0256

Options exercisable at March 31, 2018	3,407,933	0.0440	0.0138

Options exercisable at June 30, 2018	3,791,197	0.0672	0.0211

A summary of the status of nonvested shares under Aircom 2014 Plan as of June 30, 2018 and March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at April 1, 2017	2,843,138	$0.2870
Granted	-	-
Vested	(826,346)	0.1043
Forfeited/Cancelled	(763,418)	0.6550
Options nonvested at March 31, 2018	1,253,374	0.1838
Granted	-	-
Vested	(383,263)	0.2726
Forfeited/Cancelled	-	-
Options nonvested at June 30, 2018	870,111	0.1447

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of June 30, 2018 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at April 1, 2017	-	$-	$-
Granted	2,060,000	5.9154	3.2397
Exercised	(1,035,000)	5.5000	3.2922
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2018	1,025,000	6.3349	3.7904
Granted	310,000	4.1000	2.0769
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2018	1,335,000	5.8159	3.3925
Options exercisable at March 31, 2018	204,375	5.6468	3.5168
Options exercisable at June 30, 2018	255,000	5.6284	3.4496

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of June 30, 2018 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at April 1, 2017	-	$-
Granted	2,060,000	5.9154
Vested	(444,375)	5.5675
Forfeited/Cancelled	(795,000)	5.5000
Options nonvested at March 31, 2018	820,625	6.5062
Granted	310,000	4.1000
Vested	(50,625)	5.5543
Forfeited/Cancelled	-	-
Options nonvested at June 30, 2018	1,080,000	5.8602

As of June 30, 2018 and March 31, 2018, there were approximately $2,789,000 and $1,756,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Aircom 2014 Plan and Aerkomm 2017 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 – Commitments and Contingency

As of June 30, 2018, the Company’s significant commitments with non-related parties and contingency are summarized as follows:

Commitments

1)	The Company’s lease for its office in Fremont, California expires in May 2020. Rental expense was $18,063 and $16,858 for three-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, future minimum lease payment obligation is approximately $72,000 for the next twelve-month period ending June 30, 2019.

2)	The Company has another lease for its Japan office expiring June 2020. Rental expense was approximately $8,938 and $8,677 for the three-month periods ended June 30, 2018 and 2017. As of June 30, 2018, future minimum lease payment obligation is $32,637, including the 8% Japan consumption tax, for the next twelve-month period ending June 30, 2019.

3)	The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Rental expense was approximately $23,000 and $0 for the three-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, future minimum lease payment obligation is approximately $30,000 for the next twelve-month period ending June 30, 2019.

4)	In March 2017, the Company entered into a satellites service agreement with a Japanese company. The agreement is effective on March 15, 2017 and will expire three years from the effective date. According to the agreement, the Company shall prepay the total amount of $285,300 and the deposit of $95,100 on April 15, 2017. The prepayment of $285,300 shall be applied to monthly service charge by this company based on the terms defined in the agreement.

5)	On June 20, 2018, the Company entered into a Cooperation Framework Agreement (the “Yihe Framework Agreement”) with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), with RMB 2,000,000 (approximately US$309,000) paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) to be paid by August 15, 2018.

Contingency

The Company entered into a 3-year digital transmission service agreement with Asia Satellite Telecommunication Company Limited (“Asia Sat”) on July 25, 2015. As of March 31, 2017, Asia Sat stipulates that the Company is in debt of $8,013,495 to Asia Sat, which includes unpaid service fees, a default payment in the form of liquidated sum and interest. The default payment includes total future payments of $7,411,616 due through March 31, 2018, subtracting the deposit of $775,000 made to Asia Sat. The Company disagreed with the payable balance of $8,013,495 and had recorded $1,376,879 payable to Asia Sat as of March 31, 2017. On July 25, 2016, Asia Sat commenced arbitration against the Company. On November 21, 2016, the Hong Kong International Arbitration Centre appointed a sole arbitrator to hear the dispute. On January 12, 2017, the Company introduced a counterclaim for misrepresentations made to induce entry into the agreement. Aircom and AsiaSat reached a settlement with respect to the agreement as of July 25, 2017, with an effective date of July 20, 2017. The Company paid the settlement liability in full on May 25, 2018.

NOTE 13 – Subsequent Event

On July 10, 2018, concurrent with the execution of the Real Estate Sale Contract as disclosed in Note 5 above, “Definitive Agreement”, the Company and Aerkomm Taiwan entered into a separate binding letter of Commitment, or the Commitment Letter, with Metro Investment Group Limited, or MIGL, pursuant to which the Company and Aerkomm Taiwan have agreed to pay MIGL an agent commission, or the Agent Commission of four percent (4%) of the full purchase price, equivalent to NT$42,252,900, or approximately US$1,388,528 at the current exchange rate, for MIGL’s services provided with respect to the Acquisition. The Agent Commission must be paid to MIGL no later than 90 days following the signing of the Definitive Agreement and payment in full of the purchase price. If there is a delay in payment of the Agent Commission, the Company and Aerkomm Taiwan shall be responsible to MIGL for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the Agent Commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the Agent Commission is due and payable upon signing of the Commitment Letter even if the Definitive Agreement is cancelled for any reason and the Acquisition is not completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary of our company, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom, or Aircom Seychelles; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom, or Aircom HK; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom, or Aircom Japan; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, or Aircom Taiwan.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

●	our future financial and operating results;
●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
●	our ability to attract and retain customers;
●	our dependence on growth in our customers’ businesses;
●	the effects of changing customer needs in our market;
●	the effects of market conditions on our stock price and operating results;
●	our ability to successfully complete the development, testing and initial implementation of our product offerings;
●	our ability to maintain our competitive advantages against competitors in our industry;
●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;
●	our ability to introduce new offerings and bring them to market in a timely manner;
●	our ability to maintain, protect and enhance our intellectual property;
●	the effects of increased competition in our market and our ability to compete effectively;
●	our expectations concerning relationship with customers and other third parties;
●	the attraction and retention of qualified employees and key personnel;
●	future acquisitions of our investments in complementary companies or technologies; and
●	our ability to comply with evolving legal standards and regulations.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Registration Statement on Form S-1, as amended (file no. 333-222208), and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Recent Developments

On May 1, 2018, we and our newly formed, wholly owned subsidiary, Aerkomm Taiwan, entered into a binding memorandum of understanding with Tsai Ming-Yin, or the Seller, with respect to the acquisition by Aerkomm Taiwan of a parcel of land, or the Parcel, located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan, or Acquisition, for a purchase price, or Purchase Price, of New Taiwan Dollars One Billion Five Thousand Six Hundred Twenty-nine Million Seven Thousand Five Hundred and Seven (NT$1,056,297,507), approximately US$34,712,373 at the exchange rate in effect on May 1st. The Parcel consists of approximately 6.36 acres of undeveloped land and is expected to be used by our company and Aerkomm Taiwan to build our first satellite ground station and data center. Pursuant to the terms of the memorandum, we paid to the Seller in installments a refundable deposit in U.S. dollars of $18 million as of June 26, 2018, which was equal to approximately 50% of the purchase price at the May 1st exchange rate.

On July 10, 2018, our company, Aerkomm Taiwan and the Seller entered into a certain Real Estate Sales Contract, or the Definitive Agreement, with respect to the Acquisition. Pursuant to the terms of the Definitive Agreement, and subsequent amendment on July 30, 2018, the remaining amount of the purchase price, $16,474,462, which may also be paid in installments, must be paid in full by our company and Aerkomm Taiwan in cash before September 4, 2018. The July 30th amendment to the Definitive Agreement, among other things, fixed the exchange rate between the U.S. Dollar and the New Taiwan Dollar, to determine the exact U.S. Dollar amount that will be required to pay the full Purchase Price which is denominated in New Taiwan Dollars. The exchange rate at which the Purchase Price will be settled was fixed at US$1=NT$30.64, which is the average of spot bid (US$1=NT$30.59) and ask (US$=NT$30.69) prices as posted by Bank of Taiwan on July 23, 2018. Accordingly, the Purchase Price expressed in U.S. Dollars is US $34,474,462. The parties to the Definitive Agreement acknowledge that all payments by our company to the Seller have been made from the net proceeds of our ongoing public offering and that the balance of payments is expected to be made from the net proceeds of additional closings of the offering. Pursuant to the terms of the Definitive Agreement, if we are not able to raise sufficient additional funds in the offering to pay the balance of the purchase price prior to September 4, 2018, we may notify the Seller of this fact and cancel the Definitive Agreement. In such case, the full amount paid by us to the Seller will be returned to us, without interest, in cash or in securities or a combination of cash and securities if the Seller does not have sufficient cash on hand to return the payments in full in cash. The parties agreed that “securities” means securities traded on a U.S. national securities exchange or on the OTC or the foreign equivalent of an exchange-traded or OTC-traded security. The value of any securities so transferred to us shall be valued by an independent Taiwanese third party, Caijie Asset Management Co., Ltd. Additionally, even if we are able to pay the full purchase price prior to September 4, 2018, the Seller may cancel the Definitive Agreement for any reason upon written notice to Aerkomm Taiwan prior to October 4, 2018. Within 90 days following full payment of the purchase price by us to the Seller, assuming the Seller does not exercise his right of cancellation by October 4, 2018, the Seller shall obtain all documents necessary for the title transfer and registration from his escrow attorneys and apply for the registration of the transfer of the Parcel title to Aerkomm Taiwan. If there is a delay or breach by Aerkomm Taiwan in its performance of its obligations under the Definitive Agreement, Aerkomm Taiwan shall be responsible to the Seller for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the purchase price for each day of delay or breach, with such damages capped at a maximum of five percent (5%).  As of August 9, 2018, we have paid $33,850,000 out of the $34,474,462 total purchase price.

Concurrent with the execution of the Definitive Agreement, our company and Aerkomm Taiwan entered into a separate binding letter of Commitment, or the Commitment Letter, with Metro Investment Group Limited, or MIGL, pursuant to which our company and Aerkomm Taiwan have agreed to pay MIGL an agent commission, or the Agent Commission of four percent (4%) of the full purchase price, equivalent to NT$42,252,900, or approximately US$1,388,528 at the current exchange rate, for MIGL’s services provided with respect to the Acquisition. The Agent Commission must be paid to MIGL no later than 90 days following the signing of the Definitive Agreement and payment in full of the purchase price. If there is a delay in payment of the Agent Commission, our company and Aerkomm Taiwan shall be responsible to MIGL for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the Agent Commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the Agent Commission is due and payable upon signing of the Commitment Letter even if the Definitive Agreement is cancelled for any reason and the Acquisition is not completed.

On June 20, 2018, we entered into a Strategic Cooperation Framework Agreement (the “Tencent Framework Agreement”) with Guang Dong Tengnan Internet Information Technology Co., Ltd., a wholly owned subsidiary of Shenzhen Tencent Computer System Co., Ltd. (“Tencent”), one of the leading integrated internet service providers in China. Pursuant to the terms of the Tencent Framework Agreement, we and Tencent agreed to cooperate to explore ways to incorporate Tencent’s platform of product offerings, such as WeChat Pay and Tencent QQ instant messaging, into our in-flight entertainment and connectivity systems. For a more detailed discussion of the Tencent Framework Agreement and a related agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018.

Results of Operations

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change
	2018	2017	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	2,135,585	2,423,185	(287,600)	(11.9)%
Loss from operations	(2,135,585)	(2,423,185)	287,600	(11.9)%
Net non-operating income	5,454	635	4,819	758.9%
Loss before income taxes	(2,130,131)	(2,422,550)	292,419	(12.1)%
Income tax expense	-	3,051	(3,051)	(100.0)%
Net Loss	(2,130,131)	(2,425,601)	295,470	(12.2)%
Other comprehensive loss	(6,616)	(7)	(6,609)	94,414.3%
Total comprehensive loss	$(2,136,747)	$(2,425,608)	$288,861	(11.9)%

Sales. Our sales were $0 for both three-month periods ended June 30, 2018 and 2017 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods.

Cost of sales. Our cost of sales was $0 for both the three-month periods ended June 30, 2018 and 2017 as we did not have any sales during the periods.

Operating expenses. Our operating expenses decreased by $287,600 to $2,135,585 for the three-month period ended June 30, 2018, from $2,423,185 for the three-month period ended June 30, 2017. Such decrease was mainly due to the decrease in accounting expenses, non-cash stock-based compensation, R&D expense and legal expense of $227,570, $400,543, $367,768 and $64,137, respectively, which was offset by the increase in consulting fees and investor relation expenses of $468,846 and $277,961, respectively.

Net non-operating income. We had $5,454 in net non-operating income for the three-month period ended June 30, 2018, as compared to net non-operating income of $635 for the three-month period ended June 30, 2017. Net non-operating income in the three-month period ended June 30, 2018 represents interest expense of $2,032 and gain on foreign exchange of $7,444, while net non-operating income in the three-month period ended June 30, 2017 includes a foreign exchange translation gain of $934.

Loss before income taxes. Our loss before income taxes decreased by $292,419 to $2,130,131 for the three-month period ended June 30, 2018, from a loss of $2,422,550 for the three-month period ended June 30, 2017, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the three-month period ended June 30, 2018, as compared to the income taxes expense of $3,051 for the three-month period ended June 30, 2017. The income tax expense for the three-month period ended June 30, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $288,861 to $2,136,747 for the three-month period ended June 30, 2018, from a total comprehensive loss of $2,425,608 for the three-month period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $580,615. To date, we have financed our operations primarily through cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended June 30,
	2018	2017
Net cash used for operating activities	$(4,452,245)	$(470,302)
Net cash used for investing activity	(18,373,400)	(344,775)
Net cash provided by financing activity	23,354,639	344,021
Net increase (decrease) in cash and cash equivalents	528,994	(471,056)
Cash at beginning of period	58,237	490,810
Foreign currency translation effect on cash	(6,616)	(7)
Cash at end of period	$580,615	$19,777

Operating Activities

Net cash used for operating activities was $4,452,245 for the three months ended June 30, 2018, as compared to $470,302 for the three months ended June 30, 2017. In addition to the net loss of $2,130,131, the increase in net cash used for operating activities was mainly due to increase in prepaid expenses, decrease in accrued expenses, other payable – related parties, and other payable of $666,502, $463,581, $384,102 and $1,435,059, respectively, offset by the decrease in deposits $93,694.

Investing Activities

Net cash used for investing activities for the three months ended June 30, 2018 was $18,373,400 as compared to $344,775 for the three months ended June 30, 2017. The net cash used for investing activities for the three months ended June 30, 2018 was mainly due to the $18 million deposits paid toward the purchase of a parcel of land to build our first satellite ground station and data center. We also used $142,150 for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2018 and 2017 was $23,354,639 and $344,021, respectively. These net cash amounts provided by financing activities were mainly attributable to proceeds from the issuance of our common stock increase in subscribed capital and short-term loans from affiliates in the amount of $23,223,979, which was offset by the repayment of short-term bank loan and short-term loans from affiliates in the amount $10,000 and $325,040, respectively, for the three months ended June 30, 2018 and issuance of our common stocks in the amount of $300,021 for the three months ended June 30, 2017.

On May 14, 2018, we entered into an underwriting agreement with Boustead Securities, LLC in connection with the public offering, issuance and sale of up to 7,058,823 shares of our common stock on a best efforts basis, with a minimum requirement of 588,235 shares, at the public offering price of $8.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. We also granted Boustead Securities, LLC an over-subscription option, exercisable on or prior to the Offering Termination Date to extend the offering for an additional 45 days, pursuant to which we may sell up to 1,058,823 additional shares of the common stock at the public offering price, less underwriting discounts. The material terms of this offering are described in the prospectus, dated May 14, 2018, filed by us with the Securities and Exchange Commission or the SEC, on May 14, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. This offering is registered with the SEC pursuant to a Registration Statement on Form S-1, as amended and supplemented to date (File No. 333-222208), initially filed by us on December 20, 2017.

As of June 30, 2018, we held seven closings of this offering, pursuant to which we issued and sold an aggregate of 2,885,543 shares of common stock for gross proceeds of approximately $24.5 million, or net proceeds of approximately $22.7 million after underwriting discounts, commissions and offering expenses payable by us. Subsequent to June 30, 2018, we held an additional four closings in which we sold an additional 2,239,268 shares of common stock for gross proceeds of approximately $19.0 million, or net proceeds of approximately $17.8 million. Additional closings of this offering may be held from time to time until August 5, 2018, which date was extended until September 4, 2018 and which may be further extended for up to an additional 45 days if the over-subscription option is exercised.

Currently available working capital will not be adequate to sustain our operations at our current levels for the next twelve months. We expect to satisfy our working capital requirements over the next twelve months through the sale of equity or debt securities. However, we do not have any commitment from any third-party to invest in our company or otherwise acquire any of our equity or debt securities and there can be no assurances that we will be able to secure any such commitments. Furthermore, even if we successfully raise sufficient capital to satisfy our needs over the next twelve months, in the future, we will require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities, although there can be no assurances that we will be successful in these efforts. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Capital expenditures for the three months ended June 30, 2018 and 2017 were $18,520,300, and $279,995, respectively.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three months ended June 30, 2018 and 2017, we incurred approximately $146,900 and $116,547 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years and satellite equipment – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three months ended June 30, 2018 and 2017.

Goodwill and Purchased Intangible Assets. Goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of June 30, 2018 and March 31, 2018, purchased intangible asset consists of satellite system software and is amortized over 10 years.

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

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

Intangibles. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. We are currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

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

Income Taxes. In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with effect included in income from continuing operations in the reporting period that includes the enactment date of Tax Cut and Jobs Act, ASU 2018-02 will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the timing of its adoption and the impact of adopting ASU 2018-02 on our consolidated financial statements.

Stock Compensation. In June 2018, FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvement of Nonemployee Share-Based Payment Accounting, which amends the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year. We are currently evaluating the timing of our adoption and the impact of adopting ASU 2018-07 on our consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2018.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Transition Report on Form 10-KT filed on April 30, 2018 for the transition period from January 1, 2018 through March 31, 2018 and further referenced below, which we are still in the process of remediating as of June 30, 2018, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, our management identified the following material weaknesses:

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

As disclosed in our Transition Report on Form 10-KT filed on April 30, 2018, our management has identified the steps necessary to address the material weaknesses, and in the quarter ended June 30, 2018, we continued to implement the following remedial procedures:

●	We are looking to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Transition Report on Form 10-KT filed on April 30, 2018.

ITEM 1A.	RISK FACTORS.

Certain Risks Associated with the Definitive Agreement

The entry into the Definitive Agreement and related amendments subjects the Company to significant risks. Investors in the Offering and other purchasers of the Company’s securities should carefully consider these risks before making an investment decision regarding an investment in the Company.

Risks Relating to the Refund of the Purchase Price in Securities

As indicated above, it is possible that the Company could receive Securities in lieu of a cash repayment in refund of the Purchase Price amount. The possible repayment to the Company in Securities involves a high degree of risk. If any of the following risks actually occurs, the Company’s cash flow, financial condition and operations could be materially adversely affected.

The Company has already deposited US$33,850,000 toward the Purchase Price and expects to deposit an additional US $642,462 on or before September 4, 2018. Notwithstanding these significant deposits, the Seller has the unilateral right to cancel the Definitive Agreement on or before October 4, 2018 and may not have enough cash available to refund the deposited amounts to the Company upon such cancellation. The Company may lose some or all of the entire amount deposited, which would have a material adverse effect on the financial condition of the Company.

If the Seller or the Company cancels the Definitive Agreement for any reason, then the Seller is required to either return the cash previously deposited or provide us with an equivalent value in securities of a U.S. exchange-traded or OTC-traded security or the foreign equivalent thereof, or a combination of cash and Securities. There is no restriction on the Seller utilizing the cash deposited by us and such cash is not being held in escrow. Accordingly, upon cancellation of the Agreement the Seller may not have any cash to return to us. As noted above, the Seller may deliver to us Securities instead of cash. However, the Seller may not have any Securities to deliver to us either. In this case, the Company would have to resort to litigation in Taiwan to seek a recovery of the deposited amount. Any such litigation would be costly and the results thereof uncertain. Accordingly, the Company could lose all or a significant portion of the cash deposited with the Seller.

The Seller has deposited the deed to the Parcel with its legal counsel and has instructed such counsel to enter into an agreement with the Company’s counsel that provides for a release to the Company of the deed to the Parcel if the Seller terminates the Definitive Agreement and does not have the cash or Securities to refund the Purchase Price. Notwithstanding this escrow arrangement, there can be no assurance that the Company will be able to recover the full amount of funds deposited with the Seller.

Furthermore, if the Seller does not have sufficient cash to refund the entire deposit, the value of the Securities it may deliver to the Company in lieu of cash is to be determined by Caijie Asset Management Co., Ltd., which is an independent third-party appraiser selected mutually by the parties. If the Company does not agree with the value of the Securities ascribed by the appraiser, the Company has limited recourse as the parties have mutually agreed upon such appraiser.

If Securities are delivered to the Company instead of cash, we may become the owner of Securities of one or more companies that we did not perform any due diligence investigation upon and which we may know nothing about. Furthermore, any Securities that we receive may be illiquid and we may have to hold them for an indeterminate amount of time. While holding these Securities, the market value thereof may decline and we may suffer the loss of some or all of the cash deposits we have made so far.

If Securities are delivered to the Company by the Seller upon a cancellation of the Definitive Agreement, such Securities may ultimately become worthless and the Company may lose the entire amount deposited.

If the Company or the Seller cancels the Definitive Agreement and the Seller is only able to refund the Purchase Price in Securities rather than cash and the Company does not raise any additional capital in the Offering, the Company may be left without any working capital and may not be able to continue operations.

The majority of the Company’s cash has been deposited with the Seller toward the Purchase Price. If the Definitive Agreement is cancelled and the Company receives all or part of the deposit back in Securities or does not receive the deposit back at all, the Company may not have sufficient working capital to execute its business plan. The Company may not be able to raise additional capital in the Offering or otherwise to resolve any such working capital deficit. In such circumstance, the Company may not be able to operate as a going concern.

A receipt by the Company of Securities in a refund of the Purchase Price could result in the Company being defined as an investment company under the Investment Company Act of 1940.

To date, the Company has forwarded to the Seller deposits totaling US$33,850,000 and intends to forward additional deposits in US Dollars to complete the payment of the full Purchase Price. If the Seller is required to refund these deposits and does so in Securities valued at the amount of the Company’s total deposits to the Seller, the value of such Securities would exceed forty percent (40%) of the value of the Company’s total assets, and as such, the Company would be deemed to be an “investment company” as that term is defined under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options, impose certain governance requirements and would require the Company to register separately with the Securities and Exchange Commission as an investment company. Although the Company is conducting its operations so that the Company will not be deemed to be an investment company under the Investment Company Act, if the Company is required to accept Securities in lieu of cash for a refund by the Seller in the event that the Acquisition is canceled pursuant a termination of the Definitive Agreement by either the Company or the Seller, this would cause the Company to be deemed to be an investment company under the Investment Company Act and impose on the Company various burdensome requirements specified by the Investment Company Act. Such restrictions could make it impractical for the Company to continue its business as currently conducted, impair the agreements and arrangements between and among it, its subsidiaries and its senior personnel, or any combination thereof, and materially adversely affect its business, financial condition and results of operations.

For additional information regarding risk factors, please refer to our prospectus dated May 14, 2018 contained in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 3, 2018, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three-month period ended June 30, 2018, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during quarter ended June 30, 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between the Company and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among the Registrant, Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2017)
3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8A-12G filed on April 19, 2018)
10.1	Purchase Memorandum of Understanding dated May 1, 2018 by and between the Company and Cai Mingyu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.2	Purchase Memorandum of Understanding dated May 1, 2018 by and between the Company and Cai Mingyu (English Translation) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.3	Lease Memorandum of Understanding dated May 1, 2018 by and between the Company and Golden Plate Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.4	Lease Memorandum of Understanding dated May 1, 2018 by and between the Company and Golden Plate Limited (English Translation) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.5	Letter of Commitment dated May 1, 2018 by and between the Company and Metro Investment Group Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 12, 2018)
10.6	Letter of Commitment dated May 1, 2018 by and between the Company and Metro Investment Group Limited (English Translation) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 12, 2018)
10.7	Strategic Cooperation Framework Agreement, dated June 20, 2018, between the Company and Guang Dong Tengnan Internet Information Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
10.8	Strategic Cooperation Framework Agreement, dated June 20, 2018, between the Company and Guang Dong Tengnan Internet Information Technology Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
10.9	Cooperation Framework Agreement, dated June 20, 2018, between the Company and Shenzhen Yihe Culture Media Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
10.10	Cooperation Framework Agreement, dated June 20, 2018, between the Company and Shenzhen Yihe Culture Media Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

