Form 10-Q
period 2018-09-30
Aerkomm Inc.
filed 2018-11-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, there were 46,758,238 shares of common stock of the registrant issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2018

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$896,773	$58,237
Accounts receivable	1,745,000	-
Inventories	-	208,674
Prepaid expenses	1,568,302	362,602
Other receivable	419,194	427,291
Other current assets	9,736	1,202
Total Current Assets	4,639,005	1,058,006
Property and Equipment
Cost	2,624,969	407,501
Accumulated depreciation	(187,313)	(119,782)
	2,437,656	287,719
Prepayment for land	33,850,000	-
Prepayment for equipment	-	181,250
Construction in progress	1,483,916	3,254,170
Net Property and Equipment	37,771,572	3,723,139
Other Assets
Intangible asset, net	3,506,250	3,753,750
Goodwill	1,450,536	1,450,536
Deposits - related party	2,379	2,542
Deposits - others	47,083	148,839
Total Other Assets	5,006,248	5,355,667
Total Assets	$47,416,825	$10,136,812

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loan	$-	$10,000
Short-term loan - related parties	-	325,040
Accounts payable	1,650,000
Accrued expenses	155,912	881,214
Other payable - related parties	868,079	1,299,578
Other payable - others	1,090,104	2,264,637
Total Current Liabilities	3,764,095	4,780,469
Restricted stock deposit liability	1,700	14
Total Liabilities	3,765,795	4,780,483
Commitments and Contingency
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and March 31, 2018		-
Common stock, $0.001 par value, 450,000,000 shares authorized, 45,490,363 shares (excluding 1,267,875 unvested restricted shares) issued and outstanding as of September 30, 2018 and 41,449,735 shares (excluding 10,362 unvested restricted shares) issued and outstanding as of March 31, 2018	45,490	41,418
Additional paid in capital	56,841,387	13,787,372
Subscribed capital	-	690,648
Subscriptions receivable	-	(559,608)
Accumulated deficits	(13,231,175)	(8,602,971)
Accumulated other comprehensive loss	(4,672)	(530)
Total Stockholders’ Equity	43,651,030	5,356,329
Total Liabilities and Stockholders’ Equity	$47,416,825	$10,136,812

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Month Period Ended September 30,		Six Month Period Ended September 30,
	2018	2017	2018	2017
Revenue
Net sales	$1,730,000	$-	$1,730,000	$-
Service income	15,000	-	15,000	-
Total Revenue	1,745,000	-	1,745,000	-

Cost and Expenses
Cost of sales	1,650,000	-	1,650,000	-
Operating expenses	2,594,500	1,398,590	4,730,085	3,821,775

Total Cost and Expenses	4,244,500	1,398,590	6,380,085	3,821,775

Loss from Operations	(2,499,500)	(1,398,590)	(4,635,085)	(3,821,775)

Net Non-Operating Income (Loss)	1,427	(998)	6,881	(363)

Loss before Income Taxes	(2,498,073)	(1,399,588)	(4,628,204)	(3,822,138)

Income Tax Expense	-	4,453	-	7,504

Net Loss	(2,498,073)	(1,404,041)	(4,628,204)	(3,829,642)

Other Comprehensive Loss
Change in foreign currency translation adjustments	2,474	(242)	(4,142)	(249)

Total Comprehensive Loss	$(2,495,599)	$(1,404,283)	$(4,632,346)	$(3,829,891)

Net Loss Per Common Share:

Basic	$(0.0539)	$(0.0342)	$(0.1043)	$(0.0936)
Diluted	$(0.0539)	$(0.0342)	$(0.1043)	$(0.0936)

Weighted Average Shares Outstanding - Basic	46,420,146	41,096,011	44,413,205	40,923,293
Weighted Average Shares Outstanding - Diluted	46,420,146	41,096,011	44,413,205	40,923,293

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Statement

(Unaudited)

	Six Month Period Ended September 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(4,628,204)	$(3,829,642)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	315,376	283,932
Stock-based compensation	786,334	1,127,835
R&D expenses transferred from inventory and construction in progress	439,296	-
Changes in operating assets and liabilities:
Accounts receivable	(1,745,000)	-
Inventories	-	1,230
Prepaid expenses	(1,205,700)	(211,535)
Other receivable - others	8,097	152,264
Other current assets	(8,534)	-
Deposits - related party	163	3,941
Deposits - others	101,756	679,874
Accounts payable	1,650,000	-
Accrued expenses	(725,302)	383,203
Other payable - related party	(431,499)	(19,539)
Other payable - others	(1,174,533)	439,445
Net Cash Used for Operating Activities	(6,617,750)	(988,992)

Cash Flows from Investing Activities
Prepaid investment	-	(100,000)
Prepayment on land	(33,850,000)	-
Acquisition of property and equipment	(496,931)	(279,968)
Net Cash Used for Investing Activities	(34,346,931)	(379,968)

Cash Flows from Financing Activities
Proceeds from (Repayment of) short-term bank loan	(10,000)	10,000
Repayment of short-term loan – related parties	(325,040)	-
Proceeds from issuance of common stock	41,262,899	300,022
Proceeds from subscribed capital	-	544,913
Issuance of stock warrant	879,500	30,000
Net Cash Provided by Financing Activities	41,807,359	884,935

Net Increase (Decrease) in Cash	842,678	(484,025)

Cash, Beginning of Period	58,237	490,840

Foreign currency translation effect on cash	(4,142)	(249)

Cash, End of Period	$896,773	$6,566

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,000	$3,833
Cash paid during the period for interest	$2,008	$-

Non-cash financing activities:
Restricted stock deposit liability transferred to (from) common stock	$(1,686)	$1,918
Other payable to related parties transferred to subscribed capital	$-	$2,024,000

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2018, the total balance of cash in bank exceeded the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company by approximately $415,000 and the balance of cash deposited in foreign bank exceeded the amount insured by local deposit insurance is approximately $76,000.

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

Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years.

Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the six-month periods ended September 30, 2018 and 2017.

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

Goodwill and Purchased Intangible Assets - continued

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

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s major revenue for the six-month period ended September 30, 2018 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. The Company also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the six-month periods ended September 30, 2018 and 2017, the Company incurred approximately $675,000 and $253,047 of research and development costs, respectively.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to November 13, 2018, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been included in these consolidated financial statements.

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

(Unaudited)

NOTE 3 - Recent Accounting Pronouncements - Continued

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

NOTE 4 - Inventories

As of September 30, 2018 and March 31, 2018, inventories consisted of the following:

	September 30, 2018	March 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$-	$197,645
Parts	-	11,029
Supplies	5,341	5,468
	5,341	214,142
Allowance for inventory loss	(5,341)	(5,468)
Net	$-	$208,674

NOTE 5 - Property and Equipment

As of September 30, 2018 and March 31, 2018, the balances of property and equipment were as follows:

	September 30, 2018	March 31, 2018
	(Unaudited)
Ground station equipment	$1,854,027	$-
Satellite equipment	275,410	275,410
Computer software and equipment	320,130	122,085
Furniture and fixture	10,006	10,006
Vehicle	141,971	-
Leasehold improvement	23,425	-
	2,624,969	407,501
Accumulated depreciation	(187,313)	(119,782)
Net	2,437,656	287,719
Prepayments - land	33,850,000	-
Prepayment for equipment	-	181,250
Construction in progress	1,483,916	3,254,170
Net	$37,771,572	$3,723,139

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018 and November 2, 2018, the Company paid to the seller in installments refundable prepayment of $33.85 million as of September 30, 2018. The remaining amount of the purchase price, $624,462, which may also be paid in installments, must be paid in full by the Company and Aerkomm Taiwan in cash before January 4, 2019.

Construction in progress was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 - Intangible Asset, Net

As of September 30, 2018 and March 31, 2018, the cost and accumulated amortization for intangible asset were as follows:

	September 30, 2018	March 31, 2018
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(1,443,750)	(1,196,250)
Net	$3,506,250	$3,753,750

NOTE 7 - Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000, which matured on June 14, 2018, from a local bank with an annual interest rate of 4.75%. The Company repaid the bank loan in full on May 24, 2018.

NOTE 8 - Income Taxes

Income tax expense for the three-month and six-month periods ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	4,453	-	7,504
Total	$-	$4,453	$-	$7,504

The following table presents a reconciliation of the income tax at statutory tax rate and the Company’s income tax at effective tax rate for the three-month and six-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Tax benefit at statutory rate	$(524,572)	$(472,974)	$(971,900)	$(1,331,054)
Net operating loss carryforwards (NOLs)	574,199	385,320	1,115,100	978,900
Stock-based compensation expense	84,574	116,900	165,100	386,500
Amortization expense	(62,700)	4,500	(64,400)	33,500
Accrued R&D expense	-	-	(168,000)	-
Others	(71,501)	(29,293)	(75,900)	(60,342)
Tax at effective tax rate	$-	$4,453	$-	$7,504

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 - Income Taxes - Continued

Deferred tax assets (liability) as of September 30, 2018 and March 31, 2018 consist of:

	September 30, 2018	March 31, 2018

Net operating loss carryforwards (NOLs)	$5,378,000	$2,339,000
Stock-based compensation expense	793,000	566,000
Accrued expenses and unpaid payable	149,000	268,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(787,000)	(635,000)
Others	13,000	235,000
	5,614,000	2,841,000
Valuation allowance	(5,614,000)	(2,841,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of $2,773,000 for the six months ended September 30, 2018.

As of September 30, 2018 and March 31, 2018, the Company had federal NOLs of approximately $18,265,000 and $7,643,000, respectively, available to reduce future federal taxable income, expiring in 2038 and 2037. As of September 30, 2018 and March 31, 2018, the Company had State NOLs of approximately $20,102,000 and $8,985,000, respectively, available to reduce future state taxable income, expiring in 2038.

As of September 30, 2018 and March 31, 2018, the Company has Japan NOLs of approximately $307,000 and $339,000 available to reduce future Japan taxable income, expiring in 2028.

As of September 30, 2018 and March 31, 2018, the Company has Taiwan NOLs of approximately $238,000 and $0 available to reduce future Taiwan taxable income, expiring in 2028. As of September 30, 2018 and March 31, 2018, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2018 and March 31, 2018, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 9 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2018, there were no preferred stock shares outstanding.

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

As of September 30, 2018 and March 31, 2018, the restricted shares consisted of the following:

	September 30, 2018	March 31, 2018

Restricted stock - vested	9,011,863	10,269,376
Restricted stock - unvested	1,267,875	10,362
Total restricted stock	10,279,738	10,279,738

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. For the six-month period ended September 30, 2018, the reporting for 1,267,875 shares previously reported as vested was changed to reflect their actual status as unvested shares, to correct an incorrect presentation in previous periods.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering, issuance and sale of up to 7,058,823 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 588,235 shares, at the public offering price of $8.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. As of September 30, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 5,124,811 shares of common stock for gross proceeds of $43,560,894, or net proceeds of $39,810,204.

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. For the six-month period ended September 30, 2018, Aerkomm has issued additional stock warrants exercisable for $30,000 in value of Aerkomm common stock to the service provider as payment for additional services. As of September 30, 2018, the Company cumulatively recorded $176,667 as additional paid-in capital in total with respect to these warrants, which is equivalent to 24,452 shares of the Company’s common stock.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $10.625 per share, which is equal to 125% offering price paid by investors. As of September 30, 2018, the Company issued warrants to Boustead to purchase 307,489 shares of the Company’s stock.

NOTE 10 – Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company for the period. Sales to and account receivable from the customer for the six-month period ended and as of September 30, 2018 was $1,730,000.

NOTE 11 – Major Vendor

The Company has one major vendor, which represents 10% or more of the total purchases of the Company for the period. Purchases from and account payable to the customer for the six-month period ended and as of September 30, 2018 was $1,650,000.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 – Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih *	Co-founder and ex-shareholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Dmedia Holding LP (“Dmedia”)	23.925% shareholder
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Louis Giordimanina	Employee of Aircom
Klingon Aerospace, Inc. (“Klingon”)	Daniel Shih was the Chairman from February 2015 to February 2016
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 – Related Party Transactions – Continued

a.	As of September 30, 2018 and March 31, 2018,

	September 30, 2018	March 31, 2018

Rental deposit to Daniel Shih	$2,379	$2,542
Loan from Dmedia [1]	$-	$325,040

Other payable to:

Klingon[2]	$762,000	$762,000
Louis Giordimanina	45	135,973
Daniel Shih[3]	5,287	132,305
Yih Lieh (Giretsu) Shih[4]	-	81,752
WWI[5]	39,341	38,241
Others[4]	61,406	149,307
Total	$868,079	$1,299,578

1.	Represents short-term loan from Dmedia. This short-term loan will expire on January 30, 2019 with an annual interest rate of 3%. The Company repaid the short-term loan in full on June 14, 2018.

2.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of September 30, 2018, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

3.	The amount as of March 31, 2018 represents payable to employees as a result of regular operating activities, while the amount as of September 30, 2018 represents rental payable.

4.	Represents payable to employees as a result of regular operating activities.

5.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware.

b.	For the three-month and six-month periods ended September 30, 2018 and 2017,

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Consulting expense paid to Louis Giordimanina	$-	$-	$87,275	$-
Legal expense paid to WISD	9,387	-	10,779	-
Rental expense charged by Daniel Shih	3,922	30,690	7,930	34,335
Rental expense charged by WWI	14,706	1,800	16,040	1,800
Interest expense charged by Dmedia	-	-	1,915	-

On May 25, 2018, Mr. Louis Giordimanina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting expense paid for the six-month ended September 30, 2018 in the amount of $87,250 represents the consulting services provided prior to the conversion.

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

NOTE 13 – Stock Based Compensation

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 – Stock Based Compensation – Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $402,876 and $343,835 for the three months ended September 30, 2018 and 2017, respectively, and $786,334 and $1,127,835 for the six months ended September 30, 2018 and 2017, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in 2018 and 2017 under Aircom 2014 Plan and Aerkomm 2017 Plan as follows:

Assumptions
Expected term	3 - 5 years
Expected volatility	40.11% - 59.94%
Expected dividends	0%
Risk-free interest rate	0.71 - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 – Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of September 30, 2018 and March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at April 1, 2017	5,444,407	$0.1617	$0.0508
Granted	-	-	-
Exercised	(19,681)	0.0013	0.0004
Forfeited/Cancelled	(763,418)	0.6550	0.2059
Options outstanding at March 31, 2018	4,661,307	0.0816	0.0256
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2018	4,661,307	0.0816	0.0256

Options exercisable at March 31, 2018	3,407,933	0.0440	0.0138

Options exercisable at September 30, 2018	3,956,932	0.0704	0.0221

A summary of the status of nonvested shares under Aircom 2014 Plan as of September 30, 2018 and March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at April 1, 2017	2,843,138	$0.2870
Granted	-	-
Vested	(826,346)	0.1043
Forfeited/Cancelled	(763,418)	0.6550
Options nonvested at March 31, 2018	1,253,374	0.1838
Granted
Vested	(548,999)	0.1150
Forfeited/Cancelled
Options nonvested at September 30, 2018	704,375	0.1340

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 – Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of September 30, 2018 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at April 1, 2017	-	$-	$-
Granted	2,060,000	5.9154	3.2397
Exercised	(1,035,000)	5.5000	3.2922
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2018	1,025,000	6.3349	3.7904
Granted	330,000	4.1600	2.0416
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2018	1,355,000	5.8052	3.3645
Options exercisable at March 31, 2018	204,375	5.6468	3.5168
Options exercisable at September 30, 2018	549,514	6.0367	3.5622

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of September 30, 2018 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at April 1, 2017	-	$-
Granted	2,060,000	5.9154
Vested	(444,375)	5.5675
Forfeited/Cancelled	(795,000)	5.5000
Options nonvested at March 31, 2018	820,625	6.5062
Granted	330,000	4.1600
Vested	(345,139)	6.2676
Forfeited/Cancelled	-	-
Options nonvested at September 30, 2018	805,486	5.6473

As of September 30, 2018 and March 31, 2018, there were approximately $2,397,000 and $1,756,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Aircom 2014 Plan and Aerkomm 2017 Plan. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 – Commitments and Contingency

As of September 30, 2018, the Company’s significant commitments with non-related parties and contingency are summarized as follows:

Commitments

1)	The Company’s lease for its office in Fremont, California expires in May 2020. Rental expense for the three-month periods ended September 30, 2018 and 2017 were $19,338 and $19,338, respectively, and were $37,401 and $36,196 for the six-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, future minimum lease payment is $77,352 for the next twelve-month period ending September 30, 2019.

2)	The Company has another lease for its Japan office expiring June 2020. Rental expense for the three-month periods ended September 30, 2018 and 2017 were $8,597 and $8,256, respectively, and were $17,194 and $17,335 for the six-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, future minimum lease payment obligation is $34,387, including the 8% Japan consumption tax, for the next twelve-month period ending September 30, 2019.

3)	The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Rental expense was approximately $22,160 and $0 for the three-month periods ended September 30, 2018 and 2017, respectively, and were $45,160 and $0 for the six-month periods ended September 30, 2018 and 2017, respectively. Aircom Taiwan is currently negotiating the renewal contract. As of September 30, 2018, future minimum lease payment obligation is estimated to be approximately $30,000 for the next twelve-month period ending September 30, 2019.

4)	On June 20, 2018, the Company entered into a Cooperation Framework Agreement (the “Yihe Framework Agreement”) with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), with RMB 2,000,000 (approximately US$309,000) paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) to be paid by August 15, 2018. However, the Company is currently working with Yihe to postpone the project as well as the remaining payment.

5)	On July 10, 2018, concurrent with the execution of the real estate sales contract as disclosed in Note 5 above, the Company and Aerkomm Taiwan entered into a separate binding letter of commitment with Metro Investment Group Limited (“MIGL”), pursuant to which the Company and Aerkomm Taiwan have agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price, equivalent to NT$42,252,900, or approximately US$1,387,160 at the current exchange rate, for MIGL’s services provided with respect to the acquisition pursuant to such sales contact. This commission must be paid to MIGL no later than 90 days following the signing of the sales contract and payment in full of the purchase price. If there is a delay in payment of this commission, the Company and Aerkomm Taiwan shall be responsible to MIGL for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, this commission is due and payable upon signing of the commitment letter even if the sales contract is cancelled for any reason and the acquisition is not completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Registration Statement on Form S-1, as amended and supplemented to date (file no. 333-222208), and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Recent Developments

Since our acquisition of Aircom Taiwan in December 2017, this wholly owned subsidiary has been developing ground-based satellite connectivity components which have an application in remote regions that lack regular affordable ground-based communications. During the three-month period ended September 30, 2018, Aircom Taiwan consummated its first sale of such a component, a small cell server terminal, in the amount of $1,730,000. This server terminal will be utilized by the purchaser in the construction of a satellite-based ground communication system which will act as a multicast service extension of existing networks. The system is designed to extend local existing networks, such as ISPs and mobile operators, into rural areas and create better coverage and affordable connectivity in these areas. Aircom Taiwan expects to sell additional satellite connectivity components, systems and services to be used in ground mobile units in the future, although there can be no assurances that it will be successful in these endeavors.

In addition, during the three-month period ended September 30, 2018, Aircom Taiwan provided installation and testing services of a satellite-based ground connectivity system to a remote island resort and received service income related to this project in the amount of $15,000. Upon the completion of this system’s testing phase, and assuming that the system operates satisfactorily, Aircom Taiwan expects to begin to sell this system to multiple, remotely located resorts. We can make no assurances at this time however, that this system will operate satisfactorily, that we will be successful in introducing this system as a viable product offering or that we will be able to generate any additional revenue from the sale and deployment of this system.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change
	2018	2017	$	%
Sales	$1,745,000	$-	$1,745,000	100.0%
Cost of sales	1,650,000	-	1,650,000	100.0%
Operating expenses	2,594,500	1,398,590	1,195,910	85.5%
Loss from operations	(2,499,500)	(1,398,590)	(1,100,910)	78.7%
Net non-operating income (loss)	1,427	(998)	2,425	(243.0)%
Loss before income taxes	(2,498,073)	(1,399,588)	(1,098,485)	78.5%
Income tax expense	-	4,453	(4,453)	(100.0)%
Net Loss	(2,498,073)	(1,404,041)	(1,093,032)	77.9%
Other comprehensive gain (loss)	2,474	(242)	2,716	1,122.3%
Total comprehensive loss	$(2,495,599)	$(1,404,283)	$(1,091,316)	77.7%

Sales. Our sales were $1,745,000 and $0 for the three-month periods ended September 30, 2018 and 2017. The Sales for the 3-month ended September 30, 2018 represents sales of ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000 from our wholly own subsidiary Aircom Taiwan.

Cost of sales. Our cost of sales was $1,650,000 and $0 for the three-month periods ended September 30, 2018 and 2017. The cost of sales for the three-month ended September 30, 2018 represents the cost of computer server module sold by our subsidiary Aircom Taiwan.

Operating expenses. Our operating expenses increased by $1,195,910 to $2,594,500 for the three-month period ended September 30, 2018, from $1,398,590 for the three-month period ended September 30, 2017. Such increase was mainly due to the increase in consulting fees, payroll and related expenses and R&D expense of $373,396, $168,183 and $333,270, respectively. The increase in consulting fee was mainly related to the ongoing public offering.

Net non-operating income (loss). We had $1,427 in net non-operating income for the three-month period ended September 30, 2018, as compared to net non-operating loss of $998 for the three-month period ended September 30, 2017. Net non-operating income in the three-month period ended September 30, 2018 represents gain on foreign exchange of $1,427, while net non-operating income in the three-month period ended September 30, 2017 includes a foreign exchange translation gain of $929.

Loss before income taxes. Our loss before income taxes increased by $1,098,485 to $2,498,073 for the three-month period ended September 30, 2018, from a loss of $1,399,588 for the three-month period ended September 30, 2017, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the three-month period ended September 30, 2018, as compared to an income taxes expense of $4,453 for the three-month period ended September 30, 2017. The income tax expense for the three-month period ended September 30, 2017 was mainly due to foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,091,316 to $2,495,599 for the three-month period ended September 30, 2018, from a total comprehensive loss of $1,404,283 for the three-month period ended September 30, 2017.

Comparison of Six Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the six-month periods ended September 30, 2018 and 2017.

	Six Months Ended September 30,		Change
	2018	2017	$	%
Sales	$1,745,000	$-	$1,745,000	100.0%
Cost of sales	1,650,000	-	1,650,000	100.0%
Operating expenses	4,730,085	3,821,775	908,310	23.8%
Loss from operations	(4,635,085)	(3,821,775)	(813,310)	21.3%
Net non-operating income (loss)	6,881	(363)	7,244	1,995.6%
Loss before income taxes	(4,628,204)	(3,822,138)	(806,066)	21.1%
Income tax expense	-	7,504	(7,504)	(100.0)%
Net Loss	(4,628,204)	(3,829,642)	(798,562)	20.9%
Other comprehensive loss	(4,142)	(249)	(3,893)	1,563.5%
Total comprehensive loss	$(4,632,346)	$(3,829,891)	$(802,455)	21.0%

Sales. Our sales were $1,745,000 and $0 for the six-month periods ended September 30, 2018 and 2017. The Sales for the 6-month ended September 30, 2018 represents sales of ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000 from our wholly own subsidiary Aircom Taiwan.

Cost of sales. Our cost of sales was $1,650,000 and $0 for the six-month periods ended September 30, 2018 and 2017. The cost of sales for the three-month ended September 30, 2018 represents the cost of computer server module sold by our subsidiary Aircom Taiwan.

Operating expenses. Our operating expenses increased by $908,310 to $4,730,085 for the six-month period ended September 30, 2018, from $3,821,775 for the six-month period ended September 30, 2017. Such increase was mainly due to the increase in consulting fees, investor relation fees and payroll and related expenses of $834,809, $289,950 and $196,250, respectively, which was offset by the decrease in accounting fees and stock-based compensation expense of $226,868 and $341,501, respectively.

Net non-operating income (loss). We had $6,881 in net non-operating income for the six-month period ended September 30, 2018, as compared to net non-operating loss of $363 for the six-month period ended September 30, 2017. Net non-operating income in the six-month period ended September 30, 2018 represents interest expense of $2,038 and gain on foreign exchange of $8,869, while net non-operating income in the six-month period ended September 30, 2017 represents loss on foreign exchange of $1,256 and other income of $918.

Loss before income taxes. Our loss before income taxes increased by $806,066 to $4,628,204 for the six-month period ended September 30, 2018, from a loss of $3,822,138 for the six-month period ended September 30, 2017, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the six-month period ended September 30, 2018, as compared to an income taxes expense of $7,504 for the six-month period ended September 30, 2017. The income tax expense for the six-month period ended September 30, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $802,455 to $4,632,346 for the six-month period ended September 30, 2018, from a total comprehensive loss of $3,829,891 for the six-month period ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $876,773. To date, we have financed our operations primarily through cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended September 30,
	2018	2017
Net cash used for operating activities	$(6,617,750)	$(988,992)
Net cash used for investing activity	(34,346,931)	(379,968)
Net cash provided by financing activity	41,807,359	884,935
Net increase (decrease) in cash and cash equivalents	842,678	(484,025)
Cash at beginning of period	58,237	490,840
Foreign currency translation effect on cash	(4,142)	(249)
Cash at end of period	$896,773	$6,566

Operating Activities

Net cash used for operating activities was $6,617,750 for the six months ended September 30, 2018, as compared to $988,992 for the six months ended September 30, 2017. In addition to the net loss of $4,628,204, the increase in net cash used for operating activities during the six-month period ended September 30, 2018 was mainly due to increase in accounts receivable, prepaid expenses, decrease in accrued expenses, other payable – related parties, and other payable of $1,745,000, $1,205,700, $725,302, $431,499 and $1,174,533, respectively, offset by the increase in accounts payable of $1,650,000. In addition to the net loss of $3,829,642, the increase in net cash used for operating activities during the six-month period ended September 30, 2017 was mainly due to increase in prepaid expenses of $211,535 and offset by the decrease in deposits - others, increase in accrued expenses and other payable – others of $679,874, $383,203 and $439,445, respectively.

Investing Activities

Net cash used for investing activities for the six months ended September 30, 2018 was $34,346,931 as compared to $379,968 for the six months ended September 30, 2017. The net cash used for investing activities for the six months ended September 30, 2018 was mainly due to the $33.85 million prepayment toward the purchase of a parcel of land to build our first satellite ground station and data center. We also used $496,931 for the purchase of property and equipment. The net cash used for investing activities for the six months ended September 30, 2017 was mainly due to the prepaid investment and acquisition of property and equipment of $100,000 and 279,968, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2018 and 2017 was $41,807,359 and $884,935, respectively. These net cash amounts provided by financing activities were mainly attributable to proceeds from the issuance of our common stock and stock warrants through the ongoing public offering in the amount of $41,262,899 and 879,500, respectively, which was offset by the repayment of short-term bank loan and short-term loans from affiliates in the amount $10,000 and $325,040, respectively, for the six months ended September 30, 2018 and issuance of our common stock and proceeds from subscribed capital in the amount of $300,022 and $544,913 for the six months ended September 30, 2017.

On May 14, 2018, we entered into an underwriting agreement with Boustead Securities, LLC in connection with the public offering, issuance and sale of up to 7,058,823 shares of our common stock on a best efforts basis, with a minimum requirement of 588,235 shares, at the public offering price of $8.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. We also granted Boustead Securities, LLC an over-subscription option, exercisable on or prior to the offering termination date to extend the offering for an additional 45 days, pursuant to which we may sell up to 1,058,823 additional shares of the common stock at the public offering price, less underwriting discounts. The material terms of this offering are described in the prospectus, dated May 14, 2018, filed by us with the Securities and Exchange Commission, or the SEC, on May 14, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. This offering is registered with the SEC pursuant to a Registration Statement on Form S-1, as amended and supplemented to date (File No. 333-222208), initially filed by us on December 20, 2017.

As of September 30, 2018, we held 11 closings of this offering, pursuant to which we issued and sold an aggregate of 5,124,811 shares of common stock for gross proceeds of approximately $43.6 million, or net proceeds of approximately $39.8 million after underwriting discounts, commissions and offering expenses payable by us. Additional closings of this offering may be held from time to time until the offering’s current termination date, January 4, 2019.

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

Capital expenditures for the six months ended September 30, 2018 and 2017 were $35,022,101 and $193, respectively.

We anticipate an increase in capital spending in our fiscal year ended March 31, 2019 and estimate that capital expenditures will range from $6 million to $60 million as we begin airborne equipment installations and continue to execute our expansion strategy.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the six-month periods ended September 30, 2018 and 2017, we incurred approximately $675,000 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the six months ended September 30, 2018 and 2017.

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

Translation Adjustments.  If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of our company. Such adjustments are accumulated and reported under other comprehensive income (loss) as a separate component of stockholder’s equity.

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

Income Statement. In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with effect included in income from continuing operations in the reporting period that includes the enactment date of Tax Cut and Jobs Act, ASU 2018-02 will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the timing of its adoption and the impact of adopting ASU 2018-02 on our consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2018.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Transition Report on Form 10-KT filed on April 30, 2018 for the transition period from January 1, 2018 through March 31, 2018 and further referenced below, which we are still in the process of remediating as of September 30, 2018, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, our management identified the following material weaknesses:

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

As disclosed in our Transition Report on Form 10-KT filed on April 30, 2018, our management has identified the steps necessary to address the material weaknesses, and in the quarter ended September 30, 2018, we continued to implement the following remedial procedures:

●	On November 5, 2018, we added a staff accountant with technical accounting expertise and CPA designation to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Transition Report on Form 10-KT filed on April 30, 2018.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, please refer to our prospectus dated May 14, 2018 contained in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed with the SEC on May 3, 2018, and our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed with the SEC on August 14, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2018, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during quarter ended September 30, 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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
10.1

Amendment No.2 to Underwriting Agreement, dated November 5, 2018, between Aerkomm Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on November 5, 2018)

10.2	Amendment No. 3, dated November 2, 2018, to Real Estate Sales Contract dated July 10, 2018 by and between the Registrant and Tsai Ming-Yin (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 5, 2018)
10.3	Amendment No. 3, dated November 2, 2018, to Real Estate Sales Contract dated July 10, 2018 by and between the Registrant and Tsai Ming-Yin (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 5, 2018)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)