Form 10-Q/A
period 2018-09-30
Aerkomm Inc.
filed 2018-11-30
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018 (the “Form 10-Q”), of Aerkomm Inc. (the “Company”) is being filed solely to correct balance sheet disclosure relating to reduction of construction in progress due to the price adjustment with the supplier and the Company’s land purchase commission payable, as referenced in Note 5 to the financial statements below. This Amendment does not reflect events or developments that have occurred after the date of the Form 10-Q and, except as indicated above, does not modify or update disclosures presented in the Form 10-Q in any way.

AERKOMM INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2018

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$896,773	$58,237
Accounts receivable	1,745,000	-
Inventories	-	208,674
Prepaid expenses	1,568,302	362,602
Other receivable	419,194	427,291
Other current assets	9,736	1,202
Total Current Assets	4,639,005	1,058,006
Property and Equipment
Cost	2,624,969	407,501
Accumulated depreciation	(187,313)	(119,782)
	2,437,656	287,719
Prepayment for land	35,237,127	-
Prepayment for equipment	-	181,250
Construction in progress	1,221,802	3,254,170
Net Property and Equipment	38,896,585	3,723,139
Other Assets
Intangible asset, net	3,506,250	3,753,750
Goodwill	1,450,536	1,450,536
Deposits - related party	2,379	2,542
Deposits - others	47,083	148,839
Total Other Assets	5,006,248	5,355,667
Total Assets	$48,541,838	$10,136,812

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loan	$-	$10,000
Short-term loan - related parties	-	325,040
Accounts payable	1,650,000
Accrued expenses	155,912	881,214
Other payable - related parties	868,079	1,299,578
Other payable - others	2,215,117	2,264,637
Total Current Liabilities	4,889,108	4,780,469
Restricted stock deposit liability	1,700	14
Total Liabilities	4,890,808	4,780,483
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and March 31, 2018		-
Common stock, $0.001 par value, 450,000,000 shares authorized, 45,490,363 shares (excluding 1,267,875 unvested restricted shares) issued and outstanding as of September 30, 2018 and 41,449,735 shares (excluding 10,362 unvested restricted shares) issued and outstanding as of March 31, 2018	45,490	41,418
Additional paid in capital	56,841,387	13,787,372
Subscribed capital	-	690,648
Subscriptions receivable	-	(559,608)
Accumulated deficits	(13,231,175)	(8,602,971)
Accumulated other comprehensive loss	(4,672)	(530)
Total Stockholders’ Equity	43,651,030	5,356,329
Total Liabilities and Stockholders’ Equity	$48,541,838	$10,136,812

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

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Statement

(Unaudited)

	Six Month Period Ended September 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(4,628,204)	$(3,829,642)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	315,376	283,932
Stock-based compensation	786,334	1,127,835
R&D expenses transferred from inventory and construction in progress	439,296	-
Changes in operating assets and liabilities:
Accounts receivable	(1,745,000)	-
Inventories	-	1,230
Prepaid expenses	(1,205,700)	(211,535)
Other receivable - others	8,097	152,264
Other current assets	(8,534)	-
Deposits - related party	163	3,941
Deposits - others	101,756	679,874
Accounts payable	1,650,000	-
Accrued expenses	(725,302)	383,203
Other payable - related party	(431,499)	(19,539)
Other payable - others	(1,436,647)	439,445
Net Cash Used for Operating Activities	(6,879,864)	(988,992)

Cash Flows from Investing Activities
Prepaid investment	-	(100,000)
Prepayment on land	(33,850,000)	-
Acquisition of property and equipment	(234,817)	(279,968)
Net Cash Used for Investing Activities	(34,084,817)	(379,968)

Cash Flows from Financing Activities
Proceeds from (Repayment of) short-term bank loan	(10,000)	10,000
Repayment of short-term loan – related parties	(325,040)	-
Proceeds from issuance of common stock	41,262,899	300,022
Proceeds from subscribed capital	-	544,913
Issuance of stock warrant	879,500	30,000
Net Cash Provided by Financing Activities	41,807,359	884,935

Net Increase (Decrease) in Cash	842,678	(484,025)

Cash, Beginning of Period	58,237	490,840

Foreign Currency Translation Effect on Cash	(4,142)	(249)

Cash, End of Period	$896,773	$6,566

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,000	$3,833
Cash paid during the period for interest	$2,008	$-

Non-cash Operating and Financing Activities:
Restricted stock deposit liability transferred to (from) common stock	$(1,686)	$1,918
Other payable to related parties transferred to subscribed capital	$-	$2,024,000

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive income (loss) as a separate component of stockholders’ equity.

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

NOTE 4 - Inventories

As of September 30, 2018 and March 31, 2018, inventories consisted of the following:

	September 30, 2018	March 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$-	$197,645
Parts	-	11,029
Supplies	5,341	5,468
	5,341	214,142
Allowance for inventory loss	(5,341)	(5,468)
Net	$-	$208,674

NOTE 5 - Property and Equipment

As of September 30, 2018 and March 31, 2018, the balances of property and equipment were as follows:

	September 30, 2018	March 31, 2018
	(Unaudited)
Ground station equipment	$1,854,027	$-
Satellite equipment	275,410	275,410
Computer software and equipment	320,130	122,085
Furniture and fixture	10,006	10,006
Vehicle	141,971	-
Leasehold improvement	23,425	-
	2,624,969	407,501
Accumulated depreciation	(187,313)	(119,782)
Net	2,437,656	287,719
Prepayments - land	35,237,127	-
Prepayment for equipment	-	181,250
Construction in progress	1,221,802	3,254,170
Net	$38,896,585	$3,723,139

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018 and November 2, 2018, the Company paid to the seller in installments refundable prepayment of $33.85 million as of September 30, 2018. The remaining amount of the purchase price, $624,462, which may also be paid in installments, must be paid in full by the Company and Aerkomm Taiwan in cash before January 4, 2019. As of September 30, 2018, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land.

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

NOTE 11 – Major Vendor

The Company has one major vendor, which represents 10% or more of the total purchases of the Company for the period. Purchases from and account payable to the vendor for the six-month period ended and as of September 30, 2018 was $1,650,000.

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

On June 19, 2018, the Board of Directors approved to issue options for 160,000 and 150,000 shares under the Aerkomm 2017 Plan to two of the Company executives. One-fourth of the 160,000 shares subject to the option shall vest on May 1, 2019, 2020, 2021 and 2022, respectively. One-third of the 150,000 shares subject to the option shall vest on May 29, 2019, 2020 and 2021, respectively.

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

The Company used the following assumptions to estimate the fair value of options granted in 2018 and 2017 under Aircom 2014 Plan and Aerkomm 2017 Plan as follows:

Assumptions
Expected term	3 - 5 years
Expected volatility	40.11% - 59.94%
Expected dividends	0%
Risk-free interest rate	0.71% - 2.99%
Forfeiture rate	0% - 5%

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 – Commitments

As of September 30, 2018, the Company’s significant commitments with non-related parties and contingency are summarized as follows:

1)	The Company’s lease for its office in Fremont, California expires in May 2020. Rental expense for the three-month periods ended September 30, 2018 and 2017 were $19,338 and $19,338, respectively, and were $37,401 and $36,196 for the six-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, future minimum lease payment is $77,352 for the next twelve-month period ending September 30, 2019.

2)	The Company has another lease for its Japan office expiring June 2020. Rental expense for the three-month periods ended September 30, 2018 and 2017 were $8,597 and $8,256, respectively, and were $17,194 and $17,335 for the six-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, future minimum lease payment obligation is $34,387, including the 8% Japan consumption tax, for the next twelve-month period ending September 30, 2019.

3)	The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Rental expense was approximately $22,160 and $0 for the three-month periods ended September 30, 2018 and 2017, respectively, and were $45,160 and $0 for the six-month periods ended September 30, 2018 and 2017, respectively. Aircom Taiwan is currently negotiating a renewal on the contract. As of September 30, 2018, future minimum lease payment obligation is estimated to be approximately $30,000 for the next twelve-month period ending September 30, 2019.

4)	On June 20, 2018, the Company entered into a Cooperation Framework Agreement (the “Yihe Framework Agreement”) with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), with RMB 2,000,000 (approximately US$309,000) paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) to be paid by August 15, 2018. However, the Company is currently working with Yihe to postpone the project as well as the remaining payment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended September 30,
	2018	2017
Net cash used for operating activities	$(6,879,864)	$(988,992)
Net cash used for investing activity	(34,084,817)	(379,968)
Net cash provided by financing activity	41,807,359	884,935
Net increase (decrease) in cash and cash equivalents	842,678	(484,025)
Cash at beginning of period	58,237	490,840
Foreign currency translation effect on cash	(4,142)	(249)
Cash at end of period	$896,773	$6,566

Operating Activities

Net cash used for operating activities was $6,879,864 for the six months ended September 30, 2018, as compared to $988,992 for the six months ended September 30, 2017. In addition to the net loss of $4,628,204, the increase in net cash used for operating activities during the six-month period ended September 30, 2018 was mainly due to increase in accounts receivable, prepaid expenses, decrease in accrued expenses, other payable – related parties, and other payable of $1,745,000, $1,205,700, $725,302, $431,499 and $1,436,647, respectively, offset by the increase in accounts payable of $1,650,000. In addition to the net loss of $3,829,642, the increase in net cash used for operating activities during the six-month period ended September 30, 2017 was mainly due to increase in prepaid expenses of $211,535 and offset by the decrease in deposits - others, increase in accrued expenses and other payable – others of $679,874, $383,203 and $439,445, respectively.

Investing Activities

Net cash used for investing activities for the six months ended September 30, 2018 was $34,084,817 as compared to $379,968 for the six months ended September 30, 2017. The net cash used for investing activities for the six months ended September 30, 2018 was mainly due to the $33.85 million prepayment toward the purchase of a parcel of land to build our first satellite ground station and data center. We also used $234,817 for the purchase of property and equipment. The net cash used for investing activities for the six months ended September 30, 2017 was mainly due to the prepaid investment and acquisition of property and equipment of $100,000 and 279,968, respectively.

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

Capital expenditures for the six months ended September 30, 2018 and 2017 were $34,759,987 and $193, respectively.

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

Date: November 30, 2018	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)