Form 10-Q
period 2018-12-31
Aerkomm Inc.
filed 2019-02-19
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2019, there were 9,247,272 shares of the registrant’s common stock issued and outstanding. This number reflects a reverse split in the ratio of 1 for 5 effective January 16, 2019.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended December 31, 2018

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and March 31, 2018

	December 31, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$88,309	$58,237
Accounts receivable	1,745,000	-
Inventories	-	208,674
Prepaid expenses	1,479,123	362,602
Other receivable	2,616	427,291
Temporary deposit – related party	100,067	-
Other current assets	11,336	1,202
Total Current Assets	3,426,451	1,058,006
Property and Equipment
Cost	2,715,543	407,501
Accumulated depreciation	(322,049)	(119,782)
	2,393,494	287,719
Prepayment for land	35,237,127	-
Prepayment for equipment	54,625	181,250
Construction in progress	1,311,245	3,254,170
Net Property and Equipment	38,996,491	3,723,139
Other Assets
Intangible asset, net	3,382,500	3,753,750
Goodwill	1,475,334	1,450,536
Deposits - related party	2,462	2,542
Deposits - others	105,447	148,839
Total Other Assets	4,965,743	5,355,667
Total Assets	$47,388,685	$10,136,812

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loan	$-	$10,000
Short-term loan - related parties	-	325,040
Accounts payable	1,650,000	-
Accrued expenses	412,165	881,214
Other payable - related parties	949,298	1,299,578
Other payable - others	2,956,488	2,264,637
Total Current Liabilities	5,967,951	4,780,469
Restricted stock deposit liability	1,000	14
Total Liabilities	5,968,951	4,780,483
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and March 31, 2018	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,098,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2018; 90,000,000 shares authorized, 8,289,947 shares (excluding 2,072 unvested restricted shares) issued and outstanding as of March 31, 2018	45,490	41,418
Additional paid in capital	56,546,408	13,787,372
Subscribed capital	-	690,648
Subscriptions receivable	-	(559,608)
Accumulated deficits	(15,292,128)	(8,602,971)
Accumulated other comprehensive income (loss)	119,964	(530)
Total Stockholders’ Equity	41,419,734	5,356,329
Total Liabilities and Stockholders’ Equity	$47,388,685	$10,136,812

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month and Nine-Month Periods ended December 31, 2018 and 2017

(Unaudited)

	Three Month Period Ended December 31,		Nine Month Period Ended December 31,
	2018	2017	2018	2017
Revenue
Net sales	$-	$-	$1,730,000	$-
Service income	-	-	15,000	-
Total Revenue	-	-	1,745,000	-

Cost and Expenses
Cost of sales	-	-	1,661,849	-
Operating expenses	1,926,898	2,411,618	6,645,134	6,233,393

Total Cost and Expenses	1,926,898	2,411,618	8,306,983	6,233,393

Loss from Operations	(1,926,898)	(2,411,618)	(6,561,983)	(6,233,393)

Net Non-Operating Loss	(133,994)	(1,514)	(127,113)	(1,877)

Loss Before Income Taxes	(2,060,892)	(2,413,132)	(6,689,096)	(6,235,270)

Income Tax Expense (Benefit)	61	(1,370)	61	6,134

Net Loss	(2,060,953)	(2,411,762)	(6,689,157)	(6,241,404)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	132,748	142	120,494	(107)

Total Comprehensive Loss	$(1,928,205)	$(2,411,620)	$(6,568,663)	$(6,241,511)

Net Loss Per Common Share:

Basic	$(0.2207)	$(0.2919)	$(0.7403)	$(0.7602)
Diluted	$(0.2207)	$(0.2919)	$(0.7403)	$(0.7602)

Weighted Average Shares Outstanding - Basic	9,339,182	8,261,767	9,035,386	8,210,464
Weighted Average Shares Outstanding - Diluted	9,339,182	8,261,767	9,035,386	8,210,464

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended December 31, 2018 and 2017

(Unaudited)

	Nine Month Period Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(6,689,157)	$(6,241,404)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	573,541	421,811
Stock-based compensation	1,147,155	1,740,446
R&D expenses transferred from inventory and construction in progress	732,828	-
Changes in operating assets and liabilities:
Accounts receivable	(1,745,000)	-
Inventories	-	1,230
Prepaid expenses	(1,116,521)	(262,878)
Other receivable - related party	-	162,335
Other receivable - others	424,675	181,278
Temporary deposit – related party	(100,067)	-
Other current assets	(10,134)	-
Deposits - related party	80	6,511
Deposits - others	43,392	660,132
Accounts payable	1,650,000	-
Accrued expenses	(469,049)	450,419
Other payable - related parties	(350,280)	(2,350,334)
Other payable - others	(695,276)	216,945
Net Cash Used for Operating Activities	(6,603,813)	(5,013,509)

Cash Flows from Investing Activities
Prepaid investment	-	360,000
Prepayment on land and satellite equipment	(33,850,000)	-
Purchase of property and equipment	(762,670)	(273,015)
Acquisitions of goodwill	(24,798)	-
Net Cash (Used for) Provided by Investing Activities	(34,637,468)	86,985

Cash Flows from Financing Activities
Proceeds from (Repayment of) short-term bank loan	(10,000)	10,000
Repayment of short-term loan - related parties	(325,040)	-
Proceeds from issuance of common stock	41,262,899	2,887,428
Payment on repurchase of restricted stock	(700)	-
Proceeds from subscribed capital	-	1,527,513
Issuance of stock warrant	223,700	30,000
Net Cash Provided by Financing Activities	41,150,859	4,454,941

Net Increase (Decrease) in Cash	(90,422)	(471,583)

Cash from acquired subsidiaries	-	2,354

Cash, Beginning of Period	58,237	490,840

Foreign Currency Translation Effect on Cash	120,494	(107)

Cash, End of Period	$88,309	$21,504

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,061	$6,239
Cash paid during the period for interest	$2,008	$131

Non-cash Operating and Financing Activities:
Restricted stock deposit liability transferred to (from) common stock	$(1,686)	$2,315
Other payable to related parties transferred to subscribed capital	$-	$2,027,400

Total payment for acquisition of subsidiaries
Cash	$14,527	$5,704
Prepaid expenses	4,317	16,500
Other receivable – related party	43,448	210,259
Property and equipment - net	-	5,152
Goodwill	24,798	344,594
Accrued expenses	-	(60,640)
Other payable	-	(518,219)

Total payment for acquisition of subsidiaries	$87,090	$3,350

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

On December 28, 2016, Aircom Pacific Inc. (“Aircom”) purchased 140,000 shares of Aerkomm’s common stock, representing approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing date of purchase. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm.

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

On October 17, 2016, Aircom acquired a wholly owned subsidiary, Aircom Pacific Inc. Limited (“Aircom HK”), a corporation formed under the laws of Hong Kong. The purpose of Aircom HK is to conduct Aircom’s business and operations in Hong Kong. Presently, its primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in Hong Kong. Aircom HK is also actively seeking strategic partnerships whom Aircom may leverage in order to provide more and better services to its customers. Aircom also plans to provide local supports to Hong Kong-based airlines via Aircom HK and teleports located in Hong Kong.

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

On November 15, 2018, Aircom Taiwan acquired a wholly owned subsidiary, Beijing Yatai Communication Co., Ltd. (“Aircom Beijing”), a corporation formed under the laws of China. The purpose of Aircom Beijing is to conduct Aircom’s business and operations in China. Presently, its primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in China as most business conducted in China requires a local registered company. Aircom Beijing is also actively seeking strategic partnerships whom Aircom may leverage in order to provide more and better services to its customers. Aircom also plans to provide local supports to China-based airlines via Aircom Beijing and teleports located in China.

Aircom and its subsidiaries (the “Company”) are full service providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. For the nine-month period ended December 31, 2018, the Company incurred a comprehensive loss of $6,568,663 and had working capital deficiency of $2,541,500 as of December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s issued and outstanding shares of common stock, which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on December 26, 2018 (see Note 15). All of the references in these financial statements to authorized common stock and issued and outstanding common stock have been adjusted to reflect this reverse split.

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

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan and Aircom Beijing. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of Prior Period Presentation

Certain prior period balance sheet and income statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2018, there is no balance of cash in bank exceeded the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company and there is no balance of cash deposited in foreign bank exceeded the amount insured by local deposit insurance.

The Company performs ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from management’s estimates.

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

Depreciation is computed by using the straight-line and double declining methods over the following estimated service lives: ground station equipment – 5 years, computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years.

Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the nine-month periods ended December 31, 2018 and 2017.

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, short-term bank loan and other payable approximated their fair value due to the short-term nature of these financial instruments.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s major revenue for the nine-month period ended December 31, 2018 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. The Company also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended December 31, 2018 and 2017, the Company incurred $1,451,202 and $366,047 of research and development costs, respectively.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to February 12, 2019, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been included in these consolidated financial statements.

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

Income Statement

In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with effect included in income from continuing operations in the reporting period that includes the enactment date of Tax Cut and Jobs Act. ASU 2018-02 will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2018-02 on its consolidated financial statements.

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

NOTE 4 - Inventories

As of December 31, 2018 and March 31, 2018, inventories consisted of the following:

	December 31, 2018	March 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$-	$197,645
Parts	-	11,029
Supplies	5,273	5,468
	5,273	214,142
Allowance for inventory loss	(5,273)	(5,468)
Net	$-	$208,674

As of December 31, 2018, the Company transferred inventories in the amount of $11,029 to R&D expenses.

NOTE 5 - Property and Equipment

As of December 31, 2018 and March 31, 2018, the balances of property and equipment were as follows:

	December 31, 2018	March 31, 2018
	(Unaudited)
Ground station equipment	$1,854,027	$-
Satellite equipment	275,410	275,410
Computer software and equipment	321,070	122,085
Furniture and fixture	33,344	10,006
Vehicle	141,971	-
Leasehold improvement	89,721	-
	2,715,543	407,501
Accumulated depreciation	(322,049)	(119,782)
Net	2,393,494	287,719
Prepayments - land	35,237,127	-
Prepayment for equipment	54,625	181,250
Construction in progress	1,311,245	3,254,170
Net	$38,996,491	$3,723,139

As of December 31, 2018, the Company transferred construction in progress in the amount of $721,799 to R&D expenses.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 - Property and Equipment - Continued

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayment of $33.85 million as of December 31, 2018. The remaining amount of the purchase price, $624,462, which may also be paid in installments, must be paid in full by the Company and Aerkomm Taiwan in cash before January 4, 2019, which was subsequently extended to July 4, 2019. As of December 31, 2018, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land.

Construction in progress was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use.

NOTE 6 - Intangible Asset, Net

As of December 31, 2018 and March 31, 2018, the cost and accumulated amortization for intangible asset were as follows:

	December 31, 2018	March 31, 2018
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(1,567,500)	(1,196,250)
Net	$3,382,500	$3,753,750

NOTE 7 - Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000, which matured on June 14, 2018, from a local bank with an annual interest rate of 4.75%. The Company repaid the bank loan in full on May 24, 2018.

NOTE 8 - Income Taxes

Income tax expense (benefit) for the three-month and nine-month periods ended December 31, 2018 and 2017 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Current:
Federal	$61	$-	$61	$3,033
State	-	-	-	-
Foreign	-	(1,370)	-	3,101
Total	$61	$(1,370)	$61	$6,134

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 - Income Taxes - Continued

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month and nine-month periods ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Tax benefit at statutory rate	$(432,800)	$(751,766)	$(1,404,700)	$(2,082,820)
Net operating loss carryforwards (NOLs)	196,400	505,100	1,311,500	1,484,000
Stock-based compensation expense	75,800	208,300	240,900	594,800
Amortization expense	26,000	(2,800)	(38,400)	30,700
Accrued R&D expense	-	-	(168,000)	-
Others	134,661	39,796	58,761	(20,546)
Tax expense (benefit) at effective tax rate	$61	$(1,370)	$61	$6,134

Deferred tax assets (liability) as of December 31, 2018 and March 31, 2018 consist of:

	December 31, 2018	March 31, 2018
Net operating loss carryforwards (NOLs)	$5,632,000	$2,339,000
Stock-based compensation expense	893,000	566,000
Accrued expenses and unpaid payable	184,000	268,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(818,000)	(635,000)
Others	131,000	235,000
Gross	6,090,000	2,841,000
Valuation allowance	(6,090,000)	(2,841,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of $3,249,000 for the nine months ended December 31, 2018.

As of December 31, 2018 and March 31, 2018, the Company had federal NOLs of approximately $19,201,000 and $7,643,000, respectively, available to reduce future federal taxable income, expiring in 2038. As of December 31, 2018 and March 31, 2018, the Company had State NOLs of approximately $21,049,000 and $8,985,000, respectively, available to reduce future state taxable income, expiring in 2038.

As of December 31, 2018 and March 31, 2018, the Company has Japan NOLs of approximately $319,000 and $339,000 available to reduce future Japan taxable income, expiring in 2028.

As of December 31, 2018 and March 31, 2018, the Company has Taiwan NOLs of approximately $253,000 and $0 available to reduce future Taiwan taxable income, expiring in 2028. As of December 31, 2018 and March 31, 2018, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2018 and March 31, 2018, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2018, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ration of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of December 31, 2018 and March 31, 2018, the restricted shares consisted of the following:

	December 31, 2018	March 31, 2018

Restricted stock - vested	1,802,373	2,053,875
Restricted stock - unvested	149,162	2,072
Total restricted stock	1,951,535	2,055,947

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. For the nine-month period ended December 31, 2018, the reporting for 253,575 shares previously reported as vested was changed to reflect their actual status as unvested shares, to correct an incorrect presentation in previous periods.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering, issuance and sale of up to 1,411,765 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $8.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. As of December 31, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 1,024,963 shares of common stock for gross proceeds of $43,560,894, or net proceeds of $39,810,204.

On December 21, 2018, the Company repurchased and cancelled an aggregate of 104,413 unvested shares of restricted common stock for a purchase price of $0.0067 per share.

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.01 per share. For the nine-month period ended December 31, 2018, Aerkomm has issued additional stock warrants exercisable for $30,000 in value of Aerkomm common stock to the service provider as payment for additional services. As of December 31, 2018, the Company cumulatively recorded $176,667 as additional paid-in capital in total with respect to these warrants, which is equivalent to 4,891 shares of the Company’s common stock.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2018, the Company issued warrants to Boustead to purchase 61,498 shares of the Company’s stock.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 - Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company for the period. Sales to and account receivable from the customer for the nine-month period ended and as of December 31, 2018 was $1,745,000.

NOTE 11 - Major Vendor

The Company has one major vendor, which represents 10% or more of the total purchases of the Company for the period. Purchases from and account payable to the vendor for the nine-month period ended and as of December 31, 2018 was $1,650,000.

NOTE 12 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih*	Co-founder and former stockholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Dmedia Holding LP (“Dmedia”)	23.99% stockholder
Bummy Wu	Shareholder
Jeffrey Wun	Shareholder and CEO of Aerkomm and Aircom
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Hao Wei Peng	Employee of Aircom Taiwan
Louis Giordimanina	Employee of Aircom
Klingon Aerospace, Inc. (“Klingon”)	Daniel Shih was the Chairman from February 2015 to February 2016
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director

* Daniel Shih has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. This means that Daniel Shih no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of the Company’s common stock, except for a de minimus number of shares of the common stock which will continue to be beneficially owned by him by way of his being a control person in another entity that owns shares of the common stock. Daniel Shih will, however, retain a pecuniary interest in some of the shares of the common stock over which he has relinquished voting and investment power.  Daniel Shih has also removed himself from any and all activities relating to the Company’s business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 originally filed with the SEC on December 20, 2017 and declared effective on April 13, 2018, as amended and supplemented to date. Additionally, Barbie Shih (Barbie), Daniel Shih’s wife, was not re-elected to the Company’s board of directors on December 29, 2017. As a result of these events, neither Daniel nor Barbie will maintain any active affiliation with, or material beneficial ownership interest in, the Company.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Rental deposit to Daniel Shih	$2,462	$2,542
Temporary deposit to Bummy Wu1	$100,067	$-
Loan from Dmedia[2]	$-	$325,040

Other payable to:
Klingon[3]	$762,000	$762,000
Jeffrey Wun[5]	46,236	-
Louis Giordimanina	6,071	135,973
Daniel Shih[4]	13,444	132,305
Yih Lieh (Giretsu) Shih[5]	15,497	81,752
WWI[6]	39,224	38,241
Others[5]	66,826	149,307
Total	$949,298	$1,299,578

1.	In November 2018, Aircom HK’s bank account was temporarily frozen by its local bank in Hong Kong (the “HK bank”) due to Aircom HK’s failure to timely submit to the HK bank corporate documentation relating to the corporate organization and goodstanding of Aircom HK’s parent company, Aircom, and Aircom’s parent company, Aerkomm. To avoid a potential cash flow issue resulting from this temporary account freeze, Aircom HK withdrew $100,067 in cash from the HK bank and temporarily deposited it in an existing related party’s bank account at a different bank for safe keeping. The Aircom HK’s bank account with the HK bank was reactivated by the HK bank subsequently and the cash that was transferred to the related party’s account was redeposited into Aircom HK’s bank account at the HK bank in February 2019.

2.	Represents short-term loan from Dmedia. This short-term loan has an expiration date of January 30, 2019 and an annual interest rate of 3%. The Company repaid the short-term loan in full on June 14, 2018.

3.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2018, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

4.	The amount as of March 31, 2018 represents payable to employees as a result of regular operating activities, while the amount as of December 31, 2018 represents rental payable.

5.	Represents payable to employees as a result of regular operating activities.

6.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 - Related Party Transactions - Continued

b.	For the three-month and nine-month periods ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Consulting expense paid to Louis Giordimanina	$-	$-	$87,275	$-
Legal expense paid to WISD	-	-	10,779	-
Rental expense charged by Daniel Shih	3,881	3,864	11,811	20,232
Rental expense charged by WWI	11,446	1,350	27,486	3,150
Interest expense charged by Dmedia	-	-	1,915	-

On May 25, 2018, Mr. Louis Giordimanina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting expense paid for the nine-month period ended December 31, 2018 in the amount of $87,275 represents the consulting services provided prior to the conversion.

Aircom Japan entered into a lease agreement with Daniel Shih, between August 1, 2014 and July 31, 2016, which was renewed on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel Shih a rental fee of approximately $1,200 per month.

Aircom engaged WISD to handle its filing of patent and trademark applications.

The Company has a lease agreement with WWI with monthly rental cost of $450. The lease term was from June 1, 2017 to May 31, 2018 and the lease was not renewed.

NOTE 13 - Stock Based Compensation

In March 2014, Aircom’s Board of Directors adopted the 2014 Stock Option Plan (the “Aircom 2014 Plan”). The Aircom 2014 Plan provided for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of Aircom. On February 13, 2017, pursuant to the Exchange Agreement, Aerkomm assumed the options of Aircom 2014 Plan and agreed to issue options for an aggregate of 1,088,882 shares to Aircom’s stock option holders.

One-third of stock option shares will be vested as of the first anniversary of the time the option shares are granted or the employee’s acceptance to serve the Company, and 1/36th of the shares will be vested each month thereafter. Option price is determined by the Board of Directors. The Aircom 2014 Plan became effective upon its adoption by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aircom 2014 Plan.

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan” and together with the Aircom 2015 Plan, the “Plans”)) and the reservation of 1,000,000 shares of common stock for issuance under the Aerkomm 2017 Plan. On June 23, 2017, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,000,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of the Company, as determined by the Compensation Committee of the Board of Directors (or, prior to the establishment of the Compensation Committee on January 23, 2018, the Board of Directors).

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 - Stock Based Compensation - Continued

On June 23, 2017, the Board of Directors agreed to issue options for an aggregate of 291,000 shares under the Aerkomm 2017 Plan to certain officers and directors of the Company. The option agreements are classified into three types of vesting schedule, which includes, 1) 1/6 of the shares subject to the option shall vest commencing on the vesting start date and the remaining shares shall vest at the rate of 1/60 for the next 60 months on the same day of the month as the vesting start date; 2) 1/4 of the shares subject to the option shall vest commencing on the vesting start date and the remaining shares shall vest at the rate of 1/36 for the next 36 months on the same day of the month as the vesting start date; 3) 1/3 of the shares subject to the option shall vest commencing on the first anniversary of vesting start date and the remaining shares shall vest at the rate of 50% each year for the next two years on the same day of the month as the vesting start date.

On July 31, 2017, the Board of Directors approved to issue options for an aggregate of 109,000 shares under the Aerkomm 2017 Plan to 11 of its employees. 1/3 of these shares subject to the option shall vest commencing on the first anniversary of vesting start date and the remaining shares shall vest at the rate of 50% each year for the next two years on the same day of the month as the vesting start date.

On December 29, 2017, the Board of Directors approved to issue options for an aggregate of 12,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 4,000 shares each. All of these options were vested immediately upon issuance.

On June 19, 2018, the Compensation Committee approved to issue options for 32,000 and 30,000 shares under the Aerkomm 2017 Plan to two of the Company executives. One-fourth of the 32,000 shares subject to the option shall vest on May 1, 2019, 2020, 2021 and 2022, respectively. One-third of the 30,000 shares subject to the option shall vest on May 29, 2019, 2020 and 2021, respectively.

On December 29, 2018, the Compensation Committee approved to issue options for an aggregate of 12,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 4,000 shares each. All of these options were vested immediately upon issuance.

Option price is determined by the Compensation Committee. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $360,821 and $612,611 for the three months ended December 31, 2018 and 2017, respectively, and $1,147,155 and $1,740,447 for the nine months ended December 31, 2018 and 2017, respectively, related to such employee stock options.

Determining Fair Value

Valuation and amortization method

The Company uses the Black-Scholes option-pricing-model to estimate the fair value of stock options granted on the date of grant or modification and amortizes the fair value of stock-based compensation at the date of grant on a straight-line basis for recognizing stock compensation expense over the vesting period of the option.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 - Stock Based Compensation - Continued

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

Expected volatility

Since the Company has no historical volatility, it used the calculated value method which substitutes the historical volatility of a public company in the same industry to estimate the expected volatility of the Company’s share price to measure the fair value of options granted under the Plans.

Risk-free interest rate

The Company based the risk-free interest rate used in the Black-Scholes option valuation model on the market yield in effect at the time of option grant provided in the Federal Reserve Board’s Statistical Releases and historical publications on the Treasury constant maturities rates for the equivalent remaining terms for the Plans.

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of options granted in 2018 and 2017 under the Plans as follows:

Assumptions
Expected term	3 - 5 years
Expected volatility	40.11% - 61.78%
Expected dividends	0%
Risk-free interest rate	0.71% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 - Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of December 31, 2018 and March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at April 1, 2017	1,088,882	$0.8087	$0.2542
Granted	-	-	-
Exercised	(3,936)	0.0067	0.0019
Forfeited/Cancelled	(152,684)	3.2749	1.0296
Options outstanding at March 31, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	932,262	0.4081	0.1282

Options exercisable at March 31, 2018	681,587	0.2200	0.0690

Options exercisable at December 31, 2018	846,287	0.3660	0.1150

A summary of the status of nonvested shares under Aircom 2014 Plan as of December 31, 2018 and March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at April 1, 2017	568,629	$1.4349
Granted	-	-
Vested	(165,270)	0.5215
Forfeited/Cancelled	(152,684)	3.2749
Options nonvested at March 31, 2018	250,675	0.9163
Granted	-	-
Vested	(164,700)	0.5748
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	85,975	0.7305

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2018 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at April 1, 2017	-	$-	$-
Granted	412,000	29.5771	17.7006
Exercised	-	-	-
Forfeited/Cancelled	(207,000)	27.5000	16.4610
Options outstanding at March 31, 2018	205,000	31.6744	18.9522
Granted	78,000	19.7462	9.2500
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	283,000	28.3867	16.2781

Options exercisable at March 31, 2018	40,875	28.2339	17.5839

Options exercisable at December 31, 2018	111,589	28.7052	16.5968

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of December 31, 2018 and March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at April 1, 2017	-	$-
Granted	412,000	29.5771
Vested	(88,875)	27.8376
Forfeited/Cancelled	(159,000)	27.5000
Options nonvested at March 31, 2018	164,125	32.5312
Granted	78,000	19.7462
Vested	(70,714)	28.9777
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	171,411	28.1794

As of December 31, 2018 and March 31, 2018, there were approximately $2,174,000 and $1,756,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 - Commitments

As of December 31, 2018, the Company’s significant commitments with non-related parties and contingency are summarized as follows:

1)	The Company’s lease for its office in Fremont, California expires in May 2020. Rental expense for the three-month periods ended December 31, 2018 and 2017 were $19,338 and $19,338, respectively, and were $58,014 and $54,653 for the nine-month periods ended December 31, 2018 and 2017, respectively. As of December 31, 2018, future minimum lease payment is $77,352 for the next twelve-month period ending December 31, 2019.

2)	The Company has another lease for its Japan office expiring June 2020. Rental expense for the three-month periods ended December 31, 2018 and 2017 were $10,854 and $8,642, respectively, and were $28,578 and $30,475 for the nine-month periods ended December 31, 2018 and 2017, respectively. As of December 31, 2018, future minimum lease payment obligation is $35,572, including the 8% Japan consumption tax, for the next twelve-month period ending December 31, 2019.

3)	The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Rental expense was approximately $21,897 and $0 for the three-month periods ended December 31, 2018 and 2017, respectively, and were $66,589 and $0 for the nine-month periods ended December 31, 2018 and 2017, respectively. Aircom Taiwan is currently negotiating a renewal on the contract although there can be no assurance that a renewal lease will be signed on terms acceptable to the Company if at all. As of December 31, 2018, future minimum lease payment obligation is estimated to be approximately $88,206 for the next twelve-month period ending December 31, 2019.

4)	On June 20, 2018, the Company entered into a Cooperation Framework Agreement with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), with RMB 2,000,000 (approximately US$309,000) paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) to be paid by August 15, 2018. However, the Company is currently working with Yihe to postpone the project as well as the remaining payment, although there can be no assurance that a postponement will be agreed upon on terms acceptable to the Company if at all.

NOTE 15 - Subsequent Events

Reverse Split

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Split”), which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) with the Nevada Secretary of State on December 26, 2018. All of the references in these financial statements to authorized common stock and issued and outstanding common stock reflect the Reverse Split.

The Reverse Split was duly approved by the Board of Directors of the Company without stockholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. The Certificate of Change also decreased the authorized number of shares of the Company’s common stock from 450,000,000 shares to 90,000,000 shares, effective as of December 26, 2018.

Pursuant to the Reverse Split, holders of the Company’s common stock are deemed to hold one (1) post-split share of the Company’s common stock for every five (5) shares of the Company’s common stock held. No fractional shares were issued in connection with the Reverse Split. Stockholders entitled to a fractional post-split share received in lieu thereof one (1) whole post-split share.

Change in Fiscal Year

On February 12, 2019, the Company’s Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31. The Company will file a transition report on Form 10-KT to cover the transition period from April 1, 2018 to December 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Registration Statement on Form S-1, as amended and supplemented to date (file no. 333-222208), and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

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

Agreement with Airbus

In furtherance of a memorandum of understanding signed in March 2018 between Aircom and Airbus SAS, a company organized under the laws of France, or Airbus, on November 30, 2018, Aircom and Airbus entered into an agreement pursuant to which Airbus will develop and certify a complete solution allowing the installation of our “AERKOMM®K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both current engine option and new engine option models. Airbus will also apply for and obtain, on behalf of our company, a Supplemental Type Certificate, or STC, from the European Aviation Safety Agency, or EASA, as well as from the United States Federal Aviation Administration, or FAA, for the retrofit system. It is anticipated that the Bilateral Aviation Safety Agreement between EASA and Civil Aviation Administration of China, or CAAC, will be finalized and go into effect in 2019. If the Bilateral Agreement is finalized in its present form, the STC approved by EASA will automatically be accepted by CAAC. This would significantly reduce the cost and time required for us to launch our business with China based customers.

Pursuant to the terms of the agreement, Airbus agreed to provide Aircom with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is approximate 12 months from the Airbus/Aircom purchase order issued in August 2018, although there is no guarantee that the project will be successfully completed in the projected timeframe. Once the projected is completed, Aircom, or Airbus on behalf of Aircom, will be able to commence installation of the AERKOMM®K++ system on aircraft.

We believe that this agreement with Airbus will provide us with several competitive advantages. Most importantly, a number of airlines, and in particular aircraft lessors, will accept only Service Bulletins issued by the aircraft manufacturers for the retrofit installation of any system on board their aircraft. Our agreement with Airbus ensures that our system will meet this requirement, although it does not guarantee that airlines or aircraft lessors will purchase our AERKOMM®K++ system.

Product Purchase Agreement with Republic Engineers

On November 30, 2018, Aircom Taiwan entered into a product purchase agreement with Republic Engineers Pte. Ltd., a Singapore private limited company, or Republic Engineers, pursuant to which Republic Engineers has agreed to purchase from Aircom Telecom shipsets of the “AERKOMM®K++” system being developed by Aircom. Each shipset of the AERKOMM®K++ system, embodied and produced by Airbus, will constitute a complete IFEC solution ready for installation on certain types of Airbus aircraft. Under the terms of the product purchase agreement, Republic Engineers has committed to purchase a minimum of 10 shipsets of the AERKOMM®K++ system. Republic Engineers has the option to purchase up to 30 additional shipsets, subject to Aircom Taiwan’s acceptance of the additional purchase orders. Aircom Taiwan expects to commence delivering AERKOMM®K++ system to Republic Engineers in the third quarter of 2019.

Business Development

We are actively working with prospective airline customers to provide services to their passengers utilizing the Airbus certified AERKOMM®K++ system. We have entered into non-binding memoranda of understanding with a number of airlines, including Air Malta Airlines of Malta, PanAfriqiyah of Malta, and Onur Air of Turkey. There can be no assurances, however, that these will lead to actual purchase agreements.

In view of the increasing demand by the airlines for a bigger data throughput, during the course of discussions between us and Airbus, we have revised our strategy to focus primarily on Ka-band IFEC solutions for airlines and have suspended work on our dual band satellite inflight connectivity solution. The Ku-band system will, however, still be retained for other product applications such as remote locations and maritime use.

In connection with the Airbus project, we also identified owners of Airbus Corporate Jet, or ACJ, as potential customers of our AERKOMM®K++ system. ACJ customers, however, would not generate enough internet traffic to make our free-service business model viable. To capitalize on this additional market, we plan to sell our AERKOMM®K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription based plans. This new corporate jet market would generate additional revenue and income for our company. We are currently in advanced discussions with a number of ACJ customers, some of whom have more than one aircraft in their fleets.

Our AERKOMM®K++ System

Following the course of discussions between us and Airbus and in view of the increasing demand by the airlines for a bigger data throughput, we have revised our strategy to focus primarily on Ka-band satellite connectivity solutions for aviation customers and have suspended work on our dual band satellite connectivity solution. Our AERKOMM®K++ system will operate through Ka/Ka High Throughput Satellites. The Ku-band system will, however, still be retained for the other applications such as remote locations and maritime use.

Our AERKOMM®K++ system will contain a low profile radome (that is, a dome or similar structure protecting our radio equipment) containing two Ka-band antennas, one for transmitting and the other for receiving, and will comply with the ARINC 791 standard of Aeronautical Radio, Incorporated. Our AERKOMM®K++ system also meets Airbus Design Organization Approval.

GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band Satellites

Our initial AERKOMM®K++ system will work only with geostationary earth orbiting, or GEO, Ka-band satellites. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. Only low earth orbiting, or LEO, satellites can collect high quality data over the North and South poles. We are developing technologies to work with LEO satellites and plans to partner with Airbus to develop aircraft installation solutions. As new GEO and LEO Ka-band satellites are being regularly launched over the next few years, which, we expect, will enable the provision of worldwide aircraft coverage, we plan to have the necessary technology ready to take advantage of this new trend in Ka-band aviation connectivity, although it cannot assure you that it will be successful in this new area of endeavor.

Ground-based Satellite System Sales

Since our acquisition of Aircom Taiwan in December 2017, this wholly owned subsidiary has been developing ground-based satellite connectivity components which have an application in remote regions that lack regular affordable ground-based communications. In September, 2018, Aircom Taiwan consummated its first sale of such a component, a small cell server terminal, in the amount of $1,730,000. This server terminal will be utilized by the purchaser in the construction of a satellite-based ground communication system which will act as a multicast service extension of existing networks. The system is designed to extend local existing networks, such as ISPs and mobile operators, into rural areas and create better coverage and affordable connectivity in these areas. Aircom Taiwan expects to sell additional satellite connectivity components, systems and services to be used in ground mobile units in the future, although there can be no assurances that it will be successful in these endeavors.

In addition, in September 2018, Aircom Taiwan provided installation and testing services of a satellite-based ground connectivity system to a remote island resort and received service income related to this project in the amount of $15,000. Upon the completion of this system’s testing phase, and assuming that the system operates satisfactorily, Aircom Taiwan expects to begin to sell this system to multiple, remotely located resorts. We can make no assurances at this time however, that this system will operate satisfactorily, that we will be successful in introducing this system as a viable product offering or that we will be able to generate any additional revenue from the sale and deployment of this system.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

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

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the three-month periods ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Change
	2018	2017	$	%
Revenue
Net sales	$-	$-	$-	-
Service income	-	-	-	-
Total revenue	-	-	-	-
Cost and expenses
Cost of sales	-	-	-	-
Operating expenses	1,926,898	2,411,618	(484,720)	(20.1)%
Total cost and expenses	1,926,898	2,411,618	(484,720)	(20.1)%
Loss from operations	(1,926,898)	(2,411,618)	484,720	(20.1)%
Net non-operating loss	(133,994)	(1,514)	(132,480)	8,750.3%
Loss before income taxes	(2,060,892)	(2,413,132)	352,240	(14.6)%
Income tax expense (benefit)	61	(1,370)	1,431	(104.5)%
Net loss	(2,060,953)	(2,411,762)	350,809	(14.5)%
Other comprehensive loss
Change in foreign currency translation adjustments	132,936	142	132,683	93,438.6%
Total comprehensive loss	$(1,928,128)	$(2,411,620)	$483,492	(20.0)%

Revenue. Our total revenue was $0 and $0 for the three-month periods ended December 31, 2018 and 2017. Our sales of ground-based satellite connectivity server terminal and remote island resort ground antenna connectivity service income in the last quarter did not repeat in this quarter as our customer has been implementing and aligning the server with its infrastructure.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $0 for the three-month periods ended December 31, 2018 and 2017 as there were no sales in these periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $484,720 to $1,926,898 for the three-month period ended December 31, 2018, from $2,411,618 for the three-month period ended December 31, 2017. Such decrease was mainly due to a decrease in investor relation fees, stock-based compensation expense and the consulting fees of $578,986, $251,791 and $590,703, respectively, which was offset by an increase in research and development expense, payroll and related expenses, and depreciation expenses of $663,032, $115,855 and $113,437, respectively. The decrease in consulting fee was mainly related to the decrease in fair value of warrants issued to our underwriter for the public offering.

Net non-operating loss. We had $133,994 in net non-operating loss for the three-month period ended December 31, 2018, as compared to net non-operating loss of $1,514 for the three-month period ended December 31, 2017. Net non-operating loss in the three-month period ended December 31, 2018 represents loss on foreign exchange of $125,339, while net non-operating income in the three-month period ended December 31, 2017 includes a foreign exchange translation gain of $1,463.

Loss before income taxes. Our loss before income taxes decreased by $352,240 to $2,060,892 for the three-month period ended December 31, 2018, from a loss of $2,413,132 for the three-month period ended December 31, 2017, as a result of the factors described above.

Income tax expense. Income tax expense was $61 for the three-month period ended December 31, 2018, as compared to a tax benefit of $1,370 for the three-month period ended December 31, 2017.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $483,492 to $1,928,128 for the three-month period ended December 31, 2018, from $2,411,620 for the three-month period ended December 31, 2017.

Comparison of Nine Months Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the nine-month periods ended December 31, 2018 and 2017.

	Nine Months Ended December 31,		Change
	2018	2017	$	%
Revenue
Net sales	$1,730,000	$-	$1,730,000	100.0%
Service income	15,000	-	15,000	100.0%
Total revenue	1,745,000	-	1,745,000	100.0%
Cost and expenses
Cost of sales	1,661,849	-	1,661,849	100.0%
Operating expenses	6,645,134	6,233,393	441,741	6.6%
Total cost and expenses	8,306,983	6,233,393	2,073,590	33.3%
Loss from operations	(6,561,983)	(6,233,393)	(328,590)	5.3%
Net non-operating loss	(127,113)	(1,877)	(125,236)	6,672.0%
Loss before income taxes	(6,689,096)	(6,235,270)	(453,825)	7.3%
Income tax expense	61	6,134	(6,073)	(99.0)%
Net loss	(6,689,157)	(6,241,404)	(447,753)	7.2%
Other comprehensive loss
Change in foreign currency translation adjustments	120,494	(107)	120,061	(112,711.1)%
Total comprehensive loss	$(6,568,663)	$(6,241,511)	$(327,152)	5.2%

Revenue. Our total revenue was $1,745,000 and $0 for the nine-month periods ended December 31, 2018 and 2017. Such revenue represents sales of ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000.

Cost of sales. Our cost of sales was $1,661,849 and $0 for the nine-month periods ended December 31, 2018 and 2017. The cost of sales represents the cost of computer server module sold by Aircom Taiwan.

Operating expenses. Our operating expenses increased by $441,741 to $6,645,134 for the nine-month period ended December 31, 2018, from $6,233,393 for the nine-month period ended December 31, 2017. Such increase was mainly due to an increase in consulting fees, research and development expense, payroll and related expenses and depreciation expense of $244,107, $628,534, $321,854 and $144,881, respectively, which was offset by a decrease in investor relation fees and stock-based compensation expense of $289,036 and $593,292, respectively.

Net non-operating loss. We had $127,113 in net non-operating loss for the nine-month period ended December 31, 2018, as compared to net non-operating loss of $1,877 for the nine-month period ended December 31, 2017. Net non-operating income in the nine-month period ended December 31, 2018 represents interest expense of $2,004 and loss on foreign exchange of $125,340, while net non-operating loss in the nine-month period ended December 31, 2017 represents loss on foreign exchange of $2,712, which offset by an other income of $963.

Loss before income taxes. Our loss before income taxes increased by $453,825 to $6,689,096 for the nine-month period ended December 31, 2018, from a loss of $6,235,270 for the nine-month period ended December 31, 2017, as a result of the factors described above.

Income tax expense. Income tax expense was $61 for the nine-month period ended December 31, 2018, as compared to $6,134 for the nine-month period ended December 31, 2017.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $327,152 to $6,568,663 for the nine-month period ended December 31, 2018, from $6,241,511 for the nine-month period ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $88,309. To date, we have financed our operations primarily through cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Nine Months Ended December 31,
	2018	2017
Net cash used for operating activities	$(6,603,813)	$(5,013,509)
Net cash used for investing activity	(34,637,468)	86,985
Net cash provided by financing activity	41,150,859	4,454,941
Net increase (decrease) in cash and cash equivalents	(90,422)	(471,583)
Cash from acquired subsidiaries	-	2,354
Cash at beginning of period	58,237	490,840
Foreign currency translation effect on cash	120,494	(107)
Cash at end of period	$88,309	$21,504

Operating Activities

Net cash used for operating activities was $6,603,813 for the nine months ended December 31, 2018, as compared to $5,013,509 for the nine months ended December 31, 2017. In addition to the net loss of $6,689,157, the increase in net cash used for operating activities during the nine-month period ended December 31, 2018 was mainly due to increase in accounts receivable, prepaid expenses, decrease in accrued expenses, other payable – related parties, and other payable of $1,745,000, $1,116,521, $469,049, $350,280 and $695,648, respectively, offset by the increase in accounts payable and other receivable – others of $1,650,000 and $424,675, respectively. In addition to the net loss of $6,241,404, the increase in net cash used for operating activities during the nine-month period ended December 31, 2017 was mainly due to increase in prepaid expenses and decrease in other payable – related parties of $262,878 and $2,350,334, respectively, offset by the decrease in deposits - others, increase in accrued expenses, and other payable – others of $660,132, $450,419 and $216,945, respectively.

Investing Activities

Net cash used for and provided by investing activities for the nine months ended December 31, 2018 was $34,637,468 as compared to $86,985 for the nine months ended December 31, 2017. The net cash used for investing activities for the nine months ended December 31, 2018 was mainly due to the $33.85 million prepayment toward the purchase of a parcel of land to build our first satellite ground station and data center. We also used $762,670 for the purchase of property and equipment. The net cash used for investing activities for the nine months ended December 31, 2017 was mainly due to the decrease in prepaid investment and acquisition of property and equipment of $360,000 and $273,015, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2018 and 2017 was $41,150,859 and $4,454,941, respectively. Net cash provided by financing activities for the nine months ended December 31, 2018 were mainly attributable to net proceeds from the issuance of our common stock through the ongoing public offering in the amount of $41,262,899, offset by the repayment of short-term bank loan and short-term loans from affiliates in the amount $10,000 and $325,040, respectively. Net cash provided by financing activities for the nine months ended December 31, 2017 were mainly attributable to issuance of our common stock and proceeds from subscribed capital in the amount of $2,887,428 and $1,527,513, respectively.

On May 14, 2018, we entered into an underwriting agreement with Boustead Securities, LLC in connection with the public offering, issuance and sale of up to 1,411,765 shares of our common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $8.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. We also granted Boustead Securities, LLC an over-subscription option, exercisable on or prior to the offering termination date to extend the offering for an additional 45 days, pursuant to which we may sell up to 211,764 additional shares of the common stock at the public offering price, less underwriting discounts. The material terms of this offering are described in the prospectus, dated May 14, 2018, filed by us with the Securities and Exchange Commission, or the SEC, on May 14, 2018 pursuant to Rule 424(b) under the Securities Act. This offering is registered with the SEC pursuant to a Registration Statement on Form S-1, as amended and supplemented to date (File No. 333-222208), initially filed by us on December 20, 2017.

As of December 31, 2018, we held 11 closings of this offering, pursuant to which we issued and sold an aggregate of 1,024,963 shares of common stock for gross proceeds of approximately $43.6 million, or net proceeds of approximately $39.8 million after underwriting discounts, commissions and offering expenses payable by us. Additional closings of this offering may be held from time to time until the offering’s current termination date, April 4, 2019.

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

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. For the nine-month period ended December 31, 2018, the Company incurred a comprehensive loss of $6,568,663 and had working capital deficiency of $2,541,500 as of December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

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

Capital expenditures for the nine months ended December 31, 2018 and 2017 were $36,005,372 and $1,037,183, respectively.

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

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our major revenue for the nine-month period ended December 31, 2018 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. We also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended December 31, 2018 and 2017, we incurred approximately $1,451,202 and $764,168 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the nine-month periods ended December 31, 2018 and 2017.

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

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

Intangibles. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the timing of adoption and the impact of adopting ASU 2016-02 on our consolidated financial statements.

Income Statement. In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with effect included in income from continuing operations in the reporting period that includes the enactment date of Tax Cut and Jobs Act. ASU 2018-02 will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the timing of adoption and the impact of adopting ASU 2018-02 on our consolidated financial statements.

Stock Compensation. In June 2018, FASB issued ASU 2018-07, “Compensation-Stock Compensation” (Topic 718): Improvement of Nonemployee Share-Based Payment Accounting, which amends the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year. We are currently evaluating the timing of adoption and the impact of adopting ASU 2018-07 on our consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Transition Report on Form 10-KT filed on April 30, 2018 for the transition period from January 1, 2018 through March 31, 2018 and further referenced below, which we are still in the process of remediating as of December 31, 2018, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, our management identified the following material weaknesses:

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

As disclosed in our Transition Report on Form 10-KT filed on April 30, 2018, our management has identified the steps necessary to address the material weaknesses, and in the quarter ended December 31, 2018, we continued to implement the following remedial procedures:

●	On November 5, 2018, we added a staff accountant with a CPA and technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended December 31, 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Transition Report on Form 10-KT filed on April 30, 2018.

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

We have not sold any equity securities during the quarter ended December 31, 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended December 31, 2018, we repurchased the following shares of our common stock:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-October 31	-	-	-	-
November 1-November 30	-	-	-	-
December 1-December 31	104,413	0.0067	-	-
TOTAL	104,413	0.0067	-	-

On December 21, 2018, we repurchased an aggregate of 104,413 unvested shares of our restricted common stock for a purchase price of $0.0067 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended December 31, 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of Aerkomm Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Restated Bylaws of Aerkomm Inc. (incorporated by reference to Exhibit 3.2 to the Form 8A-12G filed on April 19, 2018)
10.1	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.2	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM®K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.3	Amendment No. 2 to Underwriting Agreement, dated November 5, 2018, between Aerkomm Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K filed on November 5, 2018)
10.4	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, by and between Aerkomm Inc. and Tsai Ming-Yin (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.5	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, by and between Aerkomm Inc. and Tsai Ming-Yin (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2019	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)