Form 10-KT
period 2018-12-31
Aerkomm Inc.
filed 2019-04-01
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2018 through December 31, 2018

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

As of September 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTCQX Market) was approximately $65,434,791.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 9,247,272 shares of the registrant’s common stock outstanding as of March 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On February 12, 2019, we changed our fiscal year from the period beginning April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-KT is a transition report and includes financial information for the transition period from April 1, 2018 through December 31, 2018 (the “Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the fiscal year, January 1 to December 31, which will be our fiscal year.

Aerkomm Inc.

Transition Report on Form 10-K

The Transition Period Ended December 31, 2018

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this annual transition report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new offerings and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our plans to use the proceeds from our public offering;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

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

ii

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary of our company;

●	“Aircom Seychelles” are to Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom;

●	“Aircom HK” are to Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom;

●	“Aircom Japan” are to Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom;

●	“Aircom Beijing” are to Beijing Yatai Communication Co., Ltd. a company organized under the laws of China and a wholly-owned subsidiary of Aircom Taiwan;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Stock Split

On January 10, 2017, we completed a 1-for-10 reverse split of our issued and outstanding common stock. On January 16, 2019, we completed a 1-for-5 reverse split of our authorized and issued and outstanding common stock. All share and per share information in this report has been adjusted to give retroactive effect to such reverse splits.

iii

PART I

ITEM 1.	BUSINESS.

Overview

With advanced technologies and a unique business model, we, as a development stage service provider of IFEC solutions, intend to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as a seat-back display, as well as on passengers’ own personal devices. We also expect to provide content management services and e-commerce solutions related to our IFEC solutions.

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

Additionally, we have developed and begun to market two internet connectivity systems, one for hotels primarily located in remote regions and the other for maritime use. Both systems operate through a Ku/Ku high throughput satellite, or HTS. We also expect to develop a remote connectivity system that will be applicable to the highspeed rail industry.

Our Corporate History and Operational Structure

Aircom was incorporated in the State of California on September 29, 2014. On December 28, 2016, Aircom purchased 140,000 shares, or approximately 86.3%, of the outstanding common stock of the public company then known as Maple Tree Kids, Inc. (“MTKI”) for the purpose of engaging in a reverse acquisition with MTKI. On January 10, 2017, in anticipation of the reverse acquisition and Aircom’s new business, MKTI changed its name to Aerkomm Inc. On February 13, 2017, Aircom and its shareholders entered into a share exchange agreement with Aerkomm pursuant to which Aerkomm acquired 100% of the issued and outstanding capital stock of Aircom in exchange for approximately 99.7% of the issued and outstanding capital stock of Aerkomm (or 87.8% on a fully-diluted basis). As a result of the share exchange, Aircom became a wholly-owned subsidiary of Aerkomm, and the former shareholders of Aircom became the holders of approximately 99.7% of Aerkomm’s issued and outstanding capital stock.

For accounting purposes, the share exchange transaction with Aircom was treated as a reverse acquisition, with Aircom as the acquirer and Aerkomm as the acquired party. To the extent this report contains business and financial information for partial periods prior to the consummation of the reverse acquisition, this information pertains to the business and financial information of Aircom and its consolidated subsidiaries. Aircom owns all of the equity interests of Aircom Seychelles, Aircom HK, Aircom Japan and Aircom Taiwan.

Aircom Seychelles was formed under the laws of Seychelles on December 15, 2009 as Gulach Ltd. and changed its name to Aircom Pacific Ltd. on August 19, 2014. Aircom Seychelles was acquired by Aircom Pacific on December 31, 2014 to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aircom Seychelles has no operations. Aircom is working with corporate and tax advisers in optimizing its global corporate structure and has not yet concluded a revised plan of organization.

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

On December 15, 2016, Aircom acquired Aircom Japan for $600,000. Aircom Japan was formed under the laws of Japan on August 29, 2011 as Dadny (Japan) Inc. and changed its name to Aircom Japan, Inc. on July 1, 2016. Aircom Japan is responsible for Aircom’s business development efforts and general operations located within Japan. Aircom Japan is applying for, and will be the holder of, a Satellite Communication Blanket License, which is necessary for Aircom to provide services within Japan. Aircom Japan will also provide local support to airlines operating within the territory of Japan. We do not expect to be in a position to successfully launch our service offerings in Japan until sometime in 2019.

Aircom Taiwan, which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. During 2017, prior to Aircom Taiwan becoming a wholly owned subsidiary of Aircom, Aircom advanced a total of $460,000 (the “Prepayment”) to Aircom Taiwan for working capital as part of a planned $1,500,000 aggregate equity investment (the “Equity Investment”) in Aircom Taiwan. Aircom Taiwan at that time acted as Aircom’s agent in Taiwan. Before Aircom Taiwan was allowed to issue equity to Aircom, because Aircom was a foreign investor, the Equity Investment had to be approved by the Investment Review Committee of the Ministry of Economic affairs of Taiwan (the “Committee”). Aircom entered into an Equity Pre-Subscription Agreement with Aircom Taiwan dated as of August 13, 2017, to memorialize the terms of the Equity Investment. On December 19, 2017, the Committee approved Aircom’s initial Equity Investment (valued as of that date at NT$15,150,000, or approximately US$500,000) and the purchase of the Aircom Taiwan’s founding owner’s total equity of NT$100,000 (approximately US$3,350). As a result of the approval of the Equity Investment, Aircom Taiwan became a 100% wholly owned subsidiary of Aircom.

On June 13, 2018, Aerkomm established Aerkomm Taiwan Inc. as a new wholly owned subsidiary under the laws of Taiwan. Aircom Taiwan Inc. is responsible for Aircom’s business development efforts and general operations within Taiwan.  We are currently planning to locate the site of our first ground station in Taiwan and we expect that if we raise sufficient funds to move forward with this project (although that cannot be guaranteed), Aircom Taiwan Inc. will play a significant role in building and operating that ground station.

On November 15, 2018, Aircom Taiwan acquired Aircom Beijing for CNY600,000 (approximately $87,266). The purpose of this acquisition is for Aircom Beijing is to conduct Aircom’s business and operations in China. Presently, Aircom Beijing’s primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in China as most business conducted in China requires a local registered company. Aircom Beijing is also actively seeking strategic partnerships through which Aircom may leverage its product offerings in order to provide enhanced services to prospective customers. Aircom also plans to provide local support to China-based airlines via Aircom Beijing and its future planned teleports to be located in China.

We are a holding company. All of our business operations are conducted through our several operating subsidiaries with our core operational and business activities being directed through Aircom. The chart below presents our corporate structure as of the date of this report:

Our principal executive offices are located at 923 Incline Way #39, Incline Village, NV 89451. The telephone number at our principal executive office is (877) 742-3094.

Our Industry

The global in-flight entertainment and connectivity, or IFEC, market is expected to experience high growth due to factors such as aircraft expansion, increasing passenger rates, rising penetration rates, and technological advances. According to the latest market research report1, the In-flight Entertainment & Connectivity (IFEC) market is projected to reach USD 7.65 billion by 2023, at a compound annual growth rate, or CAGR, of 8.72% from 2018 to 2023. The same market research report also predicts that the IFEC market in the Asia Pacific region is projected to grow at the highest CAGR during the forecast period, owing to increasing aircraft deliveries and rising passenger traffic in this region. This report also concludes that China is expected to be the major market in the region, owing to the reforms in their regulations and policies, innovative business models, and the development of aircraft with new technologies.

1 ASD Reports, “In-flight Entertainment & Connectivity (IFEC) Market by End User (OEM, Aftermarket), Aircraft Type (NBA, WBA, VLA, Business Jets), Product (IFE Hardware, IFE Connectivity, IFE Content), and Region - Global Forecast to 2023”, dated August 27, 2018.

1.	Aviation Industry

There are currently more than 21,000 commercial aircraft flying globally, a number that is expected to more than double in the next 20 years. Airbus estimates that the global fleet of commercial aircraft will increase from 21,450 planes in 2018 to more than 47,000 in 2037, according to its 2018 “Global Market Forecast report 2018 – 2037.” Boeing’s most recent global forecast “Commercial Market Outlook 2018 – 2037,” predicts a very similar average growth for the aircraft worldwide fleet over the next 20 years. The charts below reflect this projected aircraft growth.

Source: Airbus Global Market Forecast report 2018 – 2017”	Source: Boeing “Commercial Market Outlook 2018 – 2037”

Passenger numbers are also experiencing strong growth. The International Air Transport Association (IATA) predicts that passenger numbers could double to 8.2 billion by 2037, according to the latest update of IATA’s “20-Year Air Passenger Forecast.” Over the next two decades, the forecast anticipates a 3.5% compound annual growth rate (CAGR), leading to a doubling in passenger numbers from today’s levels. The continued strong growth, IATA revealed, is driven by an eastward shift in the aviation industry’s center of gravity, as more than half of the total number of new passengers in the next 20 years will come from the Asia Pacific region.

2.	In-Flight Entertainment and Connectivity

Today there are over 4 billion passengers flying globally annually spread across 21,000 airplanes. Only around 25% of these airplanes are equipped to offer some form of onboard connectivity with sometimes erratic quality, slow speeds and low broadband.

WiFi is everywhere, from cafes to bus stops, trains to airports, and it’s a service that travelers and consumers value highly. Airline passengers’ expectations for connectivity available while flying are very much set by their experience of connectivity on the ground where they expect constant access to WiFi. Unfortunately, in flight WiFi can still feel like a luxury and passengers eagerly await free connectivity options onboard. As airlines are learning how integral inflight WiFi affects the quality of a customer’s flying experience, adding WiFi is just the start. As part of a general industry-wide push, airlines that offer onboard in-flight WiFi are now working towards make it better, faster, and cheaper.

A study issued in April 2018 by luxury travel consultants Lets Fly Cheaper reveals that currently only a few airlines are offering free inflight WiFi. These airlines include Aer Lingus, Emirates, JetBlue, Norwegian, Air China, Philippine Airlines, Nok Air and Vueling, and even some of them come with certain limitations such as being offered free for business passengers or limited for a certain amount of data download. See the related map below provided by Lets Fly Cheaper.

Approximately 54 airline companies currently provide in-flight WiFi services through third-party providers. As these companies represent less than 20% of the world’s airline companies, we believe there is a huge market potential among the remaining unconnected airlines.

According to William Blair’s equity report titled “The Internet of Everything,” dated January 30, 2017, commercial in-flight connectivity is a rapidly growing $6 billion market. Global industry penetration of commercial aircraft installed with in-flight connectivity systems has grown from less than 1% in 2008 to 25% in 2016, with the expectation of a 60%-plus penetration rate by 2022. Industry growth should occur from not only increased penetration, but also from expected increases in the average in-flight connectivity related revenue generated per aircraft.

On 26 September 2017, a new research study, Sky High Economics: Quantifying the commercial opportunities of passenger connectivity for the global airline industry, was published by the London School of Economics and Political Science (LSE) in association with global satellite communication specialists Inmarsat. The report predicts that in-flight broadband services have the potential to generate up to $30bn in additional revenue for airlines by 2035.

Source: London School of Economics and Political Science (LSE), Sky High Economics: Quantifying the commercial opportunities of passenger connectivity for the global airline industry.

The report based its findings on an independent forecasting model based on current IATA passenger traffic data and forecasts of growth. By 2035, the report predicts that there will be a near doubling of annual passenger numbers to 7.2 billion increasing to 7.8 billion in 2036 and 8.2 billion in 2037. The “Sky High Economics” report forecasts that broadband-enabled ancillary revenue for airlines will reach an estimated $30bn by 2035 (a figure higher that IATA’s projections for the profitability of the global airline industry in 2017). According to the report, it is expected that this projected revenue growth will create a wider overall market of $130bn for content providers, retail goods suppliers, hotel and car suppliers and advertisers.

Source: London School of Economics (LSE), Sky High Economics: Quantifying the commercial opportunities of passenger connectivity for the global airline industry. A strategic overview.

The Sky High Economics report looks at six key regions: Asia Pacific, Europe, North America, Africa, Middle East and Latin America. Of these, the greatest potential for broadband-enabled ancillary services will come from the Asia Pacific region - which is expected to be the fastest growing aviation sector over the next 20 years. Airlines in Asia Pacific are predicted to benefit from $10.3bn of ancillary revenues by 2035, followed by Europe ($8.2bn) and North America ($7.6bn), Latin America ($1.9bn), Middle East ($1.3bn) and Africa ($0.58bn).

Our IFEC Solutions

2.1	Aviation

Demand for high-speed internet connectivity on board passenger aircraft is increasing worldwide. With our advanced technologies and a creative business model, we plan to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services through both built-in in-flight entertainment systems, such as a seat-back display, as well as on passengers’ personal devices including laptops, mobile telephones and tablets. We will also provide content management services and e-commerce solutions related to our IFEC solutions. This system will operate through Ka/Ka high throughput satellites, or HTSs.

The diagram below shows Aircom’s services options and e-commerce options.

We also plan to provide related content management services and on-board e-commerce solutions for commercial airlines. We expect that a complete e-commerce and mobile entertainment platform will place control of content, service delivery and commercial strategy firmly in Aircom’s hands vis a vis the airlines that may acquire our IFEC services. The in-flight e-commerce will be generated primarily from on-line shopping, trading, travel options and duty-free sales amongst others.

We have two business models in place for our approach to the IFEC aviation market, one relating to commercial airlines and one to corporate business jets:

Commercial Airlines

Traditionally, providers of in-flight connectivity focus primarily on the profit margin derived from the sale of hardware to airlines and of bandwidth to passengers. Both airlines and passengers must “pay to play,” which results in low participation and usage rates.

We break away from this model and expect to set a new trend with our creative business model which will set us apart from our competitors by partnering with airlines and other strategic partners, such as online advertisers and content providers, to offer airline passengers free IFEC solutions. Airlines can recover their costs and potentially generate new revenues through participating in our revenue sharing model while passengers will not be required to pay for connectivity. Taken together, this novel approach creates an incentive for airlines to work with us and should act to drive up passenger usage rates. We believe that this is an innovative approach that differentiates us from existing market players.

Our main source of revenue is expected to be derived from the content channeled through our IFEC network with selected partners including Internet companies, content providers, advertisers, telecom service providers, e-commerce, and premium sponsors. In other words, we plan to use connectivity as a tool rather than as a commodity for sale, which we believe will allow us to achieve a greater return. By providing free connectivity which, we expect, will result in the generation of a large volume of content traffic, we believe that we will create a multiplying effect that will result in a value that exceeds the “sum of its parts.”

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed by the end of 2019, as further discussed below, we will begin providing our Aerkomm K++ systems for installation on commercial airline aircraft.

Corporate Jet Customers

There is also a strong demand by corporate jet owners to have high-speed internet connectivity installed on their aircraft. However, corporate jet customers would not generate sufficient internet traffic to make our free-service business model profitable for us.

Consequently, to capitalize on this additional market, we plan to sell our IFEC system hardware to corporate jet owners through the Airbus Corporate Jets (ACJ) and Boeing Business Jets (BBJ) programs. In addition to selling our IFEC systems equipment, we will also sell these corporate jet aircraft owners the bandwidth required for the operation of our services, priced on a subscription plan basis. This business model would generate revenue and income directly from the sale of our IFEC hardware and related bandwidth. We already have a preliminary agreement in place with our first corporate jet and launch customer, MJet GMBH (discussed below), and we are in advanced discussion with a number of additional potential customers both directly through our corporate network and through Airbus.

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed by the end of 2019, we will begin selling our Aerkomm K++ systems for installation on Airbus ACJ aircraft.

Aircom Pacific, at Airbus’ invitation, recently attended the Airbus ACJ Customer Forum which was held in Singapore in February 2019. This Airbus ACJ Customer Forum provided Aircom a unique opportunity to network with ACJ customers, operators and key industry players within the Airbus Corporate Jet community. At the Airbus ACJ Customer Forum, Aircom was provided the opportunity to demonstrate the Aerkomm K++ system. A number of ACJ clients at the Airbus ACJ Customer Forum showed interest in our IFEC product offering and we are currently in active discussions with these parties.

Our Connectivity Solutions

We expect to bring connectivity on-board aircraft through communication satellites. As depicted in the diagram below, aircraft equipped with connectivity instruments can communicate with a satellite via an airborne antenna. The satellite then relays the information to a ground station, which is equipped with a high-power satellite dish and is connected to the internet through our proprietary ground system.

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. Currently, there are few Ka-enabled satellites, which limits the coverage area particularly in the Asia-Pacific region. However, new GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band satellites are being regularly launched and this increase in satellites is expected to provide worldwide coverage within the next few years.

Our system architecture brings our aviation partners and their passengers the benefits of both GEO and LEO Ka-band satellite technology. GEO satellites may scan a hemisphere of earth, or fixed regions of that hemisphere at regular intervals. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. LEO satellites orbit the earth from pole to pole and collect data from the areas beneath them. Only LEO satellites can collect high quality data over the poles. The Ka-band satellite increases data throughput. Aircom plans to have the necessary technology ready to take advantage of this new trend in Ka-band aviation connectivity. Future SpaceX and One Web LEO Ultra-Ka satellites are expected to be ready between 2019 and 2022.

The chart below depicts the coverage of both GEO and LEO Ka-band satellites.

Source: Aircom

The Ku-band offers reliable service outside of the Ka-band coverage over the ocean and in mountainous regions which is aimed to cover hotels and resorts remotely located as well as the maritime sector. The Ku-band also supports the OneWeb LEO satellite systems.

The map below shows areas of satellite coverage that could potentially be served by Aircom’s IFEC product offering.

Source: Aircom

We are actively working with other satellite providers in order to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region, as described in more detail below under Ku-band and GEO/LEO Hybrid Satellite Technology

In March 2017, we entered into a Master Service Agreement with SKY Perfect JSAT Corporation of Japan for use of its JCSAT-2B/Asia Beam Ku-band satellite telecommunication services, teleport services and housing services. The agreement’s initial term runs for a period of three years from its commencement date of April 15, 2017, subject to the receipt of all governmental licenses and approvals, and will continue be effective provided any of the services continue after the initial term. We were required to prepay $285,300 of the contract price and a security deposit plus applicable Japanese consumption taxes upon the commencement date of the agreement. Under this agreement, we are able to test the connectivity equipment that we have been developing for ground and maritime uses.

Our Aerkomm K++ system

Our proprietary IFEC system which is called the AERKOMM®K++ system will contain a low profile radome containing two Ka-band antennas, one for transmitting and the other for receiving, and will comply with ARINC 791 standard of Aeronautical Radio, Incorporated, or ARINC and meets Airbus Design Organisation Approval.

Our Content Solutions

Traditionally, airlines view in-flight entertainment content as a budgeted expense for which they have to pay hefty royalties. With our business model and technologies, we expect to be able to transform in-flight entertainment into a source of revenue for our airline customers. We will team up with our current and future prospective airline customers to provide free onboard Wi-Fi services to passengers, which will allow us to maintain data traffic control, specifically in terms of blocking or placing advertisements as needed and inserting targeted commercials.

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

The Amazon-JetBlue partnership is only one of many examples whereby an Internet company can vastly increase its competitive edge by gaining access to in-flight connectivity. We seek to exemplify this type of relationship through collaboration with major Internet companies, such as search engine companies. We plan to promote a partner’s brand through our in-flight services by channeling all searches to the partner’s search engine. By designing our user interface around the partnered company, we can present passengers with an on-screen environment populated by the partner’s apps, logos, and colors, providing a powerful marketing tool for the partner company. We can also enhance recognition of our sponsors’ brands by creating a list of portals on the in-flight system’s home screen, which leads to each sponsor’s individual page where passengers can resume their normal entertainment, social, and professional activities.

We are actively in discussions with Internet content providers to establish such premium sponsorships.

Live TV

We are negotiating with television providers along our prospective airline partners’ flight routes to make live TV available through our IFEC system. Airlines will be able to select live TV channels that are appropriate for each flight route. An electronic program guide channel listing will be available for easy viewing and selection.

Several revenue sources will be available for live TV broadcasting, including commercials before and during programs, and banners at the bottom of the screen. Banner advertisements at the bottom of the screen can be interactive which will generate pay per click, or PPC, or cost per click, or CPC, revenue in addition to the lower priced cost per thousand impressions, or CPM, revenue. In addition, we should be able to receive sponsorship premiums from select TV programs, such as pay-per-view and shopping channels.

Social Media and Instant Messaging; Content Management

We will have firewalls in place both on the ground and in the air. These, in combination with our policy enforcement software, will allow us to filter, classify, block, or forward services in accordance with our service and quality policies. We will be able to control the flow of traffic for each individual application, enabling us to use a white list model through which social media and instant messaging partners can provide their users with onboard access by paying an annual or other periodic fee.

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

Airlines will be able to select movies, videos, and other content for their passengers through our content management system. This content management system will tailor content suggestions according to the flight route and destination and automatically upload selected content to an onboard server while the aircraft is on the ground. This will create a cache that will enable in-flight viewing in areas with limited or no satellite bandwidth connectivity. For premium content, we may maintain a live connection with the providers’ networks for accounting and digital rights management purposes.

Video/Content on Demand

Content that is available to passengers for free will generate advertising-based revenue through commercials before and during the programming, as well as through banners advertisements. Passengers will be able to choose to pay for premium content, such as first-run movies where available. For programming of all types, our partnered advertising agents will be able to integrate appropriate and effective advertisements targeted to the viewer. Prior to the start of any program, users will be required to view a commercial with a length determined by the duration of the selected program. Passengers will not be able to skip or close this commercial without closing out of the program. We will be able to place similar advertisements before games or radio programs and during online duty-free shopping.

Frequent flyer passengers will be able to purchase a premium package to allow access to unlimited movies, games, and other entertainment contents with no layered advertising. These packages will include day, trip, monthly, and annual based membership options.

Search Engine

In this information age, people often refer to the Internet for information, yet few individuals are aware that every Internet search they perform generates revenue for the search engine company. Search engine providers, such as Google, Bing, and Yahoo, sell keywords, page ranking in search results, advertisement placement, and other related services. The revenue generated by a search engine fluctuates in relation to its volume of activity. We will manage search engines on a white list basis, which means that the in-flight connectivity system will only permit traffic to and from approved search engines. If a passenger performs a search on a search engine that is not partnered with us, the search will be redirected to one that is.

We plan to enter into agreements with search engine partners to share the revenue generated from passengers’ searches. As discussed under “Premium Content Sponsorship” above, we may grant exclusivity to a particular search engine provider that is a premium sponsor. Such exclusivity may be specific to certain airlines or routes.

Internet Advertising Replacement

In Internet traffic, more than 50% of the bandwidth that passes through satellites is consumed by advertisements in the data stream. In order to streamline bandwidth usage, our ground system will detect advertisements from a webpage and replaces them with advertisements from our advertisers or partners. We will work with Internet advertisers to present advertisements that are relevant to passengers’ interests. This system will enable our partners to place their advertisements accordingly and generate revenue for them and us. Advertisers can offer destination-specific commercials and banners, which can be placed in our in-flight entertainment system and in apps and portals on personal devices. By utilizing commercial agents to sell ad space on our systems, we plan to cover all marketable areas, expanding sales opportunities and increasing revenue.

With online advertisement utilizing both CPM and CPC models, we will be able to capitalize on virtually all available ad space and work with any advertising partner.

Online/Streaming Gaming

We plan to make it possible to stream console-quality games in the airline cabin. Through gaming content partnerships, we expect to be able to offer PlayStation, Xbox, and other console games. Passengers will be able to play popular games from their personal devices or in-flight entertainment systems, invite friends to play over the network, and save their gaming data for continued play on the ground. It will require high speed networks to play these interactive action games and we expect to be able to provide the services necessary for the functioning of these interactive games. Our online gaming service will bring our passengers a gaming experience never seen before. We expect to generate revenue from advertisements, including banners and commercials, and from fees for premium games or sales of access passes.

Telecommunications Text Messaging Services

Through strategic partnerships with telecommunication providers, we plan to allow passengers to use 4G messaging services while in flight. Our in-flight system is designed to detect whether a passenger is using one of our partner carrier’s network and will deliver or block messages to and from a passenger’s mobile phone accordingly. For those using a non-partner’s network, the system will urge the passenger to request that their service provider join our network. Passengers will also be able to purchase a premium package to enable text message services.

Destination-Based Services

With flight route and passenger information, we expect that our partners will be able to offer destination-specific merchandise and services, including hotel and rental car bookings, transportation arrangements, restaurant reservations, local tours, ticket purchases and travel insurance. By partnering with service partners in the region, we plan to share the transaction-based revenue on a fixed dollar amount or percentage of transaction basis.

In-flight Trading and e-Commerce

We have found that in-flight connectivity through our AERKOMM®K++ system will allow travelers to make better use of their travel time. With uninterrupted broadband available onboard, passengers will be able to conduct business with professionalism and ease. For example, we plan to partner with trading partners who are registered with the various regulatory authorities to offer financial product trading services and we expect to charge a processing fee when a passenger conducts a trade in-flight. Additionally, a complete e-commerce platform made available through the AERKOMM®K++ system will enable travelers to engage in unlimited on-line shopping, to make travel arrangements including holiday destinations, hotel bookings and car rentals and to complete duty-free purchases, among other options.

Black Box Live

For reasons of flight safety, a flight recorder, commonly known as a black box, is required on every aircraft of a certain size. The flight data recorder (FDR) records data with respect to various metrics of the flight and stores the data on a magnetic tape or solid-state disk with special coding. After retrieving the relevant information from the device, an individual can decode the data and learn what the aircraft encountered during the flight. This makes it possible to determine the potential causes of an accident. When the black box is needed, the aircraft has likely suffered an accident. A massive impact or explosion accompanies most airplane crashes, thus requiring the flight recorder to be shockproof and fire resistant. As the majority of aviation accidents happen over oceans, the flight recorder must also be waterproof and corrosion-resistant to avoid being damaged by salt water. Despite advancements in flight recorder design and the continual improvement of the strength of materials used in manufacturing flight recorders, records show that a large number of flight recorders are damaged and unreadable following accidents, if not lost altogether. For this reason, effective, real-time storage and transmission of in-flight data is beneficial for deducing the cause of aviation crashes and preventing them from happening again.

The fallout from two fatal Boeing 737-8 MAX accidents in five months, still in its early stages, is likely to be substantial. The way the MAX was grounded was a marked departure from past airline accidents, when the U.S. FAA and sister agencies around the world worked in coordination and did not rush to judgment. But within 24 hours of the Ethiopian Airlines Flight 302 (ET302) crash, regulators and operators, wary of two 737-8 accidents in such a short period of time, began banning MAX flight operations. The little data available from ET302 was not enough to link it to Lion Air flight 610 (JT610), but the pressure to act first and validate later was significant. The fleet was grounded more than two full days before the ET302 flight data recorder (FDR) information was downloaded. A path to a middle ground is being initiated based on work that stems from the disappearance of Malaysia Airlines Flight 370 in 2014 and Air France Flight 447 in 2009. The most widely discussed resulting changes from those two accidents are new International Civil Aviation Organization standards for tracking aircraft, included in Amendment 40 to ICAO Annex 6. But Amendment 40 includes another element that could ultimately prove to be more useful: timely access to flight data. Airlines could meet the ICAO standard, which goes into effect in 2021, by streaming FDR data while in flight. And providers of the necessary hardware, software and communications services are teaming up to offer timely flight data solutions to operators.

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

Other Markets (Remote Locations and Maritime)

In addition to our focus on IFEC systems for aircraft, we have begun to develop related internet connectivity systems for other markets and applications. In this regard, we have already developed two connectivity systems, one for hotels, primarily for remote locations, and one for maritime use. Both systems operate through the Ku/Ku HTS (High Throughput Satellite).

The Ku-band offers reliable service outside of the Ka-band coverage over the ocean and in mountainous regions and is aimed to cover remotely located hotels and resorts as well as the maritime sector. The Ku-band also supports the OneWeb LEO satellite systems.

In these additional markets, we plan to:

i.	Begin to sell our connectivity solutions to hotels/resorts in remote areas. We plan to sell our equipment to hotels and resorts located in remote ocean areas and mountain regions. We also plan to sell the bandwidth required through which to operate these systems, priced on a subscription plan basis.

ii.	Begin to sell our connectivity solutions to maritime vessel such as cruise liners, fishing vessels, ferry boats and yachts. We plan to sell our equipment to these types of vessels as well as the bandwidth required through which to operate these systems, priced on a subscription plan basis.

We are currently in the customer demonstration stage in the East Asia market with our maritime satellite communications equipment and services. The picture below depicts Aircom’s current maritime antenna.

We cannot be sure at this time that we will be successful marketing these product offerings for remote locations and maritime use.

Satellite Ground Stations and Data Centers

We plan to build a satellite ground station and a data center in Asia region to support our operations in that region.

A ground station’s main purpose is to establish telecommunication links with satellites.  It houses satellite antennae and other communication equipment.  Satellite antennae must be located within the coverage of the satellites being used.  Ground station satellite antennae are substantial in size, generally between 20 to 30 feet (7 to 9 meters) in diameter.  As we expand our operation, we expect to have multiple dish antennae connecting to various satellites.  Due to the strong electromagnetic radiation emitted by the antennae, a satellite ground station must be located in rural or industrial areas and it requires a substantial setback zone around the ground station.

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

On July 10, 2018, we entered into a real estate sales contract with Tsai Ming-Yin, as seller, and Sunty Development Co., Ltd., as trustee, pursuant to which the parties agreed to definitive terms and conditions relating to the acquisition by Aerkomm Taiwan of a parcel of land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. The parcel consists of approximately 6.36 acres of undeveloped land and is expected to be used by us to build our first satellite ground station and data center. The parties have amended the contract a number of times, most recently on January 3, 2019, to extend the period of time that we have to pay the seller the full purchase price for this parcel.

The purchase price for the parcel is NT$1,056,297,507, or US$34,474,462. Pursuant to the terms of the contract and an earlier binding memorandum of understanding that was entered into on May 1, 2018, we have made deposits totaling US$35,237,127 for this acquisition and the remaining balance is US$642,462.

The parties acknowledged that all payments by us have been made from the net proceeds of our public offering and that the balance of payments is expected to be made from the net proceeds of additional closings of our public offering. Pursuant to the terms of the contract, if we are not able to raise sufficient additional funds in our public offering to pay the balance of the purchase price prior to July 4, 2019, we may notify the seller of this fact and cancel the contract. In such case, the full amount paid by us will be returned to us, without interest, in cash or in an equivalent amount of securities if the seller does not have sufficient cash on hand to return the payments in full. Such securities will be of the kind that are traded or quoted on a US national securities exchange or the over-the-counter market or a foreign equivalent. Additionally, even if we are able to pay the full purchase price prior to July 4, 2019, the seller may cancel the contract for any reason upon written notice to us prior to August 4, 2019. Within 90 days following full payment of the purchase price by us, assuming the seller does not exercise his right of cancellation by August 4, 2019, the seller must obtain all documents necessary for the title transfer and registration and apply for the registration of the transfer of the parcel title to us. If there is a delay or breach by us in our performance of its obligations under the contract, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the purchase price for each day of delay or breach, with such damages capped at a maximum of five percent (5%).

We have also entered into a separate binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. The commission must be paid to MIGL no later than 90 days following payment in full of the purchase price. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission is due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than 90 days following full payment of the purchase price.

There can be no assurance that we will be able to raise sufficient additional funds in our public offering to pay the balance due on the purchase price and complete the acquisition of the Taishui Grottoes parcel or that the seller will not cancel the contract. Further, assuming we do complete the acquisition, there can be no assurance that we will be able to successfully finance and build the planned satellite ground station and data center or that we will be able cover the various costs, including but not limited to property taxes, to maintain the parcel.

Our Contracts with Airline Partners

Airbus SAS

On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, Aircom entered into an agreement with Airbus SAS, or Airbus, pursuant to which Airbus will develop and certify a complete solution allowing the installation of our “AERKOMM®K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on our behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit system. It is anticipated that the Bilateral Aviation Safety Agreement between EASA and the Civil Aviation Administration of China, or CAAC, will be finalized and go into effect in 2019. If the Bilateral Agreement is finalized in its present form, the STC approved by EASA will automatically be accepted by CAAC. This would significantly reduce the cost and time required for us to launch our business with China based customers.

Pursuant to the terms of our Airbus agreement, Airbus agreed to provide Aircom with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is approximate 16 months from the purchase order issued in August 2018, although there is no guarantee that the project will be successfully completed in the projected timeframe. Once the projected is completed, Aircom, or Airbus on behalf of Aircom, will be able to commence installation of the AERKOMM®K++ system on aircraft.

A number of airlines, and in particular aircraft lessors, will accept only Service Bulletins issued by the aircraft manufacturers for the retrofit installation of any system on board their aircraft. Our agreement with Airbus ensures that our system will meet this requirement, although it does not guarantee that airlines or aircraft lessors will purchase our AERKOMM®K++ system.

Hong Kong Airlines

In June 2016, we entered into a master agreement with Hong Kong Airlines to install IFEC systems on-board their aircraft. Also party to this agreement is Klingon, our product development partner and value-added reseller in the region where Hong Kong Airlines operates. Daniel Shih, our co-founder, was Chairman of Klingon from February 2015 to February 2016, and Peter Chiou, our former Chairman, Chief Executive Officer and President, was Chief Executive Officer and President of Klingon from March 2015 through April 2016, prior to his joining our company in February 2017.

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

Other Airline Partners and Business Jets Customers

We are actively working with prospective airline customers to provide services to their passengers utilizing the Airbus to-be-certified AERKOMM®K++ system.

We have entered into non-binding memoranda of understanding (MOUs) with a number of airlines, including Air Malta of Malta which owns a fleet of 12 Airbus A320 aircraft, and Onur Air of Turkey with a fleet of 14 Airbus A320 aircraft. There can be no assurances, however, that these MOUs will lead to actual purchase agreements.

Currently, we are finalizing MOUs with the following airlines, although we cannot assure you that we will be able to finalize these agreements:

Nouvelair Tunis:	Fleet of 6 Airbus A320 aircraft
Tigerair Taiwan:	Fleet of 11 Airbus A320
Hong Kong Express:	Fleet of 13 Airbus A320 and 11 Airbus A321

Additionally, we are in active discussions with a number of major airlines in Europe, the Middle East and Asia, and we are confident, although we cannot guarantee, that we will be successful in signing MOUs with these companies.

While to date we have been concentrating on Airbus customers in view of our existing agreement with Airbus, we plan now to also start focusing on Boeing airline customers and Boeing Business Jets (BBJ) customers, including acquiring the necessary certification of our AERKOMM®K++ system equipment for the different types of the Boeing aircraft models, with a particular focus on the Boeing B737 aircraft family.

In connection with the Airbus project, we also identified owners of Airbus Corporate Jet, or ACJ, as potential customers of our AERKOMM®K++ system. ACJ customers, however, would not generate enough internet traffic to make our free-service business model viable. To capitalize on this additional market, we plan to sell our AERKOMM®K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription-based plans. This new corporate jet market would generate additional revenue and income for our company.

As discussed below, we have entered into an agreement with MJet GMBH, an Airbus ACJ customer, and we are currently in advanced discussions with a number of additional ACJ customers, some of whom have more than one aircraft in their fleets.

We plan to enter into business agreements with additional airline partners and corporate jet owners, which will allow our satellite equipment and/or entertainment services to be installed, and our services provided, on their aircraft. Under these agreements, we expect that the airlines will commit to have our equipment installed on some or all of the aircraft they operate, and we will commit to provide passenger connectivity and/or entertainment services on such aircraft and to remit to the airlines a specified percentage of the revenue that we generate. We will have the exclusive right to provide Internet connectivity services on these aircraft throughout the term of the agreements we expect to enter into with such airline partners. Depending on the contract, installation and maintenance services may be performed by us and/or the airline. These agreements will also vary as to who pays for installation and maintenance of the equipment.

Agreements, GTAs, MOUs and LOI with Our Business Partners

Airbus SAS Agreement: Further to the memorandum of understanding we signed with Airbus in March 2018, on November 29th, 2018, Aircom entered into an Agreement with Airbus, pursuant to which Airbus will develop and certify a complete solution allowing the installation of our AERKOMM®K++ system on all Airbus’ single aisle aircraft family including the Airbus A319/320/321 for both Current Engine Option (CEO) and New Engine Option (NEO) models. We expect also to expand our agreement with Airbus shortly to include other Airbus models including the Airbus A330, A340, A350 and A380 series.

Airbus will also be responsible to apply for and obtain, on behalf of the Company, a Supplemental Type Certificate, or STC from the European Aviation Safety Agency, or EASA, as well as the United States Federal Aviation Administration, or FAA, for the retrofit system. It is anticipated that the Bilateral Aviation Safety Agreement between EASA and Civil Aviation Administration of China, or CAAC, will be finalized and go into effect sometime in 2019. Once Bilateral Agreement is finalized in its present form, the STC approved by EASA would automatically be accepted by CAAC as well as the Hong Kong Civil Aviation Department (HKCAD). This would significantly reduce the cost, time and complexity required for the company to launch its business with China based customers.

Pursuant to the terms of the Airbus agreement, Airbus has undertaken to provide Aircom with a retrofit solution for the installation of the AERKOMM®K++ system which will include the Service Bulletin (SB) and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is approximately 12 months from the Airbus/Aircom agreement signed in November 2018, and we expect that this process will be completed by the end of 2019. Thereafter, Aircom, or Airbus on behalf of Aircom, will be able to commence installation of AERKOMM®K++ system on aircrafts of customers that Aircom expects to procure.

MJet GMBH GTA

On March 6, 2019, we signed a General Terms Agreement (GTA) with MJet GMBH, or MJet, an Airbus ACJ customer, with a more definitive agreement to follow. MJet is an Airbus ACJ A319 corporate jet owner and operator based in Vienna, Austria. The GTA provides for the provision, installation, testing and certification of our Aerkomm K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an MJet Airbus ACJ A319 aircraft under the supervision of Airbus. Assuming the installation, testing and certification of our AERKOMM®K++ system on the MJet A319 is successful, something we cannot guarantee at this time, MJet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, and we would also begin charging MJet for the bandwidth required to use the AERKOMM®K++ system services. Assuming the success of this installation, MJet would become the first recurring payment customer of our IFEC AERKOMM®K++ system as well as being the launch customer of our Aerkomm K++ solution.

Malta MOU: On February 23, 2018, Aircom entered into a nonbinding memorandum of understanding which we refer to as the Air Malta MOU, with Air Malta a company organized under the laws of Malta pursuant to which the parties intend to collaboratively market and provide their products and servers to passengers of the Malta-based airline fleet. Under the terms of the Air Malta MOU, the parties intend to develop, install and operated in-flight connectivity systems onboard the Malta-based airline fleet and provide related services to its passengers.

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

Yahoo MOU: On January 19, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Yahoo MOU, with Yahoo! Hong Kong Limited, or Yahoo, pursuant to which, the parties intended to collaboratively market and provide their products and services to commercial airlines in Asia. Through its affiliates, Yahoo provides customers internet related services including software, content, communications, media and commerce services. According to the Yahoo MOU, Yahoo intended to use our IFEC system to provide in-flight services to its customers. In addition, the parties intended to collaborate on destination-based marketing and to develop a revenue-share scheme on the advertising revenue arising from the in-flight services. We expected that Yahoo would be the exclusive provider of pre-roll video ads on our AERKOMM®K++ IFEC system in exchange for committed revenue from Yahoo. The parties further intended to collaborate and develop the necessary interface to support interaction and/or integration between our backend and each of Yahoo’s websites and Yahoo’s applications. All present and future intellectual property rights related to IFEC system were expected to solely belong to us or to the third-party or third parties from whom we obtained the right of use. The Yahoo MOU had a term of two years and expired on January 19, 2018. Aircom is currently in discussions with Yahoo! Hong Kong to extend this MOU although there can be no assurances that it will be successful in these discussions.

LeTV MOU: On January 29, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the LeTV MOU, with LeTV Cloud Computing Co., Ltd, or LeTV, pursuant to which, the parties intended to collaboratively market and provide their respective products and services to commercial airlines in Asia. LeTV is a public company in China that provides internet related services including video streaming, software and content to its customers. According to the LeTV MOU, LeTV intended to use our IFEC to provide in-flight services to its customers. The parties also intended that all present and future intellectual property rights related to the AERKOMM®K++ IFEC system would solely belong to us or to the third-party or third parties from whom we obtained the right of use. The LeTV MOU had a term of two years and expired on January 29, 2018. Aircom is currently negotiating with LeTV to extend this MOU although there can be no assurances that it will be successful in these negotiations.

India MOU: On June 16, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the India MOU, with Nelco Limited, or NELCO, and NELCO’s wholly owned subsidiary, Tatanet Services Limited, or TNSL, pursuant to which, the parties intended to collaboratively market and provide their products and services to commercial airlines in India. NELCO and TNSL are both Indian companies that provide satellite communications services in India and its surrounding regions. Under the terms of the India MOU, the parties intended to jointly market our IFEC solutions and provide in-flight services to commercial airlines in India. The parties expected to apply respectively for regulatory approvals in India as may be required for the airworthiness certificate. In addition, the parties intended to collaborate on technical and business assessment to incorporate our IFEC solution with NELCO’s and TNSL’s services and contents. The India MOU had a term of two years and expired on June 15, 2018. It has not been extended.

Global Eagle LOI: On September 26, 2017, Aircom entered into a nonbinding letter of intent, which we refer to as the Global Eagle LOI, with Global Eagle Entertainment Inc., or Global Eagle, for the development, installation and operation of certain IFEC services on selected aircraft of one of Global Eagle’s network partners. Global Eagle and its affiliates are in the business of developing and manufacturing IFEC systems and solutions, including hardware, software, installation, networks services, content delivery and related services. According to the Global Eagle LOI, the parties intend to develop, install and operate an IFEC system to provide onboard Wi-Fi services and content delivery on aircraft of one of Global Eagle’s network partners. The parties plan to collaborate on technical and business assessments to best combine Global Eagle’s onboard equipment and ground management systems, Global Eagle’s entertainment portal and related billing and authentication services, and our IFEC system to provide IFEC services to this network partner. We are expected to fund the capital expenditure for this project, including initial nonrecurring engineering, equipment and satellite bandwidth costs while Global Eagle intends to fund the operational expenditures for this project including network and bandwidth costs. In addition, until December 31, 2017, we were restricted from directly or indirectly entering into or continuing discussions with any party operating in the business of providing products and services similar to the in-flight entertainment and/or connectivity products offered by Global Eagle, in each case for the benefit of Global Eagle’s network partner. This exclusivity restriction does not apply to negotiations and discussions with respect to the provision of services or products to any persons other than such network partner.

All of the above MOUs, and the Global Eagle LOI are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs and the Global Eagle LOI would need to be included in a definitive agreement that is subject to negotiation by the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to enter into such definitive agreements or receive the required governmental approvals, and there can be no assurances that any of the expired MOUs will be extended or renewed. If for whatever reason the transactions contemplated by the MOUs and the Global Eagle LOI do not proceed, our results of operations and financial condition could be materially adversely affected.

Product Development, Manufacturing, Installation and Maintenance

We plan to provide airline partners and corporate jet owners with the equipment necessary for in-flight connectivity, which will be installed by the Maintenance Repair Organization (MRO) service provider selected by the airline. We will also provide training and technical support to each airline’s MRO for the installation of our equipment. Such support will also include technical, management, and operational support, with 24/7 network monitoring of the performance of each aircraft’s equipment.

On March 9, 2015, we entered into a 10-year purchase agreement with Klingon, pursuant to which we agreed to sell our in-flight connectivity systems to Klingon for joint development and resale to Hong Kong-based airlines under the brand name Aircom4U. In accordance with the terms of this agreement, Klingon agreed to purchase from us an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. To date, we have received $762,000 from Klingon in milestone payments towards the equipment purchase price.

Klingon may, at its option, purchase additional onboard system packages in connection with the marketing of the Aircom4U IFEC solution. In furtherance of this arrangement, Klingon is a party to our agreement with Hong Kong Airlines. We expect Klingon to purchase additional onboard systems for resale to Hong Kong Airlines once our VSTC is approved by the HKCAD, although we can give no assurance as to when this will take place, if at all.

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

We will purchase our ground station equipment from Blue Topaz Consultants, Ltd., or BTC, under an agreement that we have with BTC dated December 15, 2015. Under the terms of this agreement, BTC will develop and provide to us four (4) sets of ground station hub equipment, or the Hub Equipment, for our use and sale into our Asian markets. We and BTC will separately enter into service agreements for the installation and maintenance of the Hub Equipment systems. We have agreed to pay BTC $6,205,216 for the first Hub Equipment system and have already made milestone payments to BTC totaling $3,250,000. The purchase price for the first Hub Equipment system was increased to $6,234,260 on November 30, 2016 due to the increase in cost of a system required software license. We will be required to pay BTC the balance of $2,984,260 owed on the first Hub Equipment system following delivery and service commencement of this system.

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

Our Competition

Our key competitors include Gogo Inc., which has the largest installed base in the IFEC market mainly via air-to-ground technology, and L-band connectivity services which provide a passenger-paid system of connectivity solutions and wireless in-flight entertainment services, and Panasonic Avionics Corp., which provides IFEC hardware and solutions via L-band and Ku-band technology. Other competitors include ViaSat, Global Eagle Entertainment, Inc., OnAir and Thales/LiveTV, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanisms used by us or our competitors, the IFEC industry is expected to continue to face capacity constraints and unique technology challenges, which are expected to increase due to increased demand for in-flight Internet.

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growing IFEC market.

Creative business model. We believe that our business model sets us apart from our competitors. We combine cutting-edge connectivity technology with a creative content-driven approach. Traditionally, providers of in-flight connectivity have focused primarily on the profit margin derived from the sale of hardware to commercial airlines and of bandwidth to passengers. Both airlines and passengers have to “pay to play,” which results in low participation and usage rates. We break away from this model and set a new trend with our creative business model, which, we expect, will set us apart from our competitors. Commercial airline companies will recover their costs through participating in our revenue sharing model while passengers will not be required to pay for connectivity. Taken together, this novel approach creates an incentive for airlines to work with us and should act to drive up passenger usage rates.

Ku-band and GEO/LEO Hybrid Satellite Technology

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. Currently, there are few Ka-enabled satellites and as a result, the coverage area in the Asia-Pacific region is limited. However, new GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band satellites are being regularly launched and this should provide worldwide Ka band coverage over the new few years.

Our Growth Strategy

We will strive to become a leading provider of IFEC solutions by pursuing the following growth strategies:

●	Launch and Increase number of connected aircraft. As of the date of this report, we have not provided our services on any corporate jets or commercial aircraft. However, on March 6, 2019, we entered into our agreement (as discussed above) with MJet GMBH, whom we expect will be our partner for the first installation and commercial launch of our IFEC AERKOMM®K++ system by the end of 2019. Once we have the first successful implementation of our AERKOMM®K++ system, we will be in a much better position to commence the rollout, sale and installation of our IFEC systems and provide our connectivity services on a broader basis to other commercial airlines and corporate jet customers. We plan to leverage our unique ability to cost-effectively equip each commercial aircraft type in an airline’s fleet with our proprietary IFEC system, to increase the number of equipped aircraft, targeting full-fleet availability of our IFEC equipment and services for our current and future airline partners. We will continue to pursue this significant global growth opportunity by leveraging our broad and innovative technology platform and technical expertise. Further, we will offer attractive business models to our airline partners, giving them the flexibility to determine the connectivity solution that meets the unique demands of their businesses.

●	Increase passenger use of connectivity. We believe that Internet connectivity has become a necessary in-flight utility rather than a novelty because most passengers are trying to remain “connected” while travelling. This trend is manifestly evident from the increasing data usage on mobile phones. However, the traditional business model is structured to charge as much as possible for high-end in-flight connectivity services offered to a very small number of people. Such business logic has resulted in the in-flight connectivity option acquiring the reputation of being “pricey” and “only for business travelers whose employers will pay for it.” With a focus on catering to only a small number of people in a narrow market niche, our competitors are paying less attention to an innovative business model that can encourage a wider, broad-based usage of in-flight connectivity services. We believe that certain providers of existing in-flight connectivity services discourage in-flight usage since they believe such usage will increase their overhead expenses without generating additional profit. Due to such a business model and the small amounts of revenue generated from currently available connectivity services, airlines have considered in-flight connectivity as a “service” to passengers provided at their expense. Under this thinking, in-flight connectivity is a “cost center” from which airlines do not expect to generate profit. We believe that the value of a networking system grows exponentially with its usage and it is a waste of resources to build a networking system to be utilized only by a narrow niche market. Therefore, our business model encourages usage of our in-flight connectivity services on a much broader basis. In order to encourage such broader usage, we plan to offer our in-flight connectivity services to passengers in all travel classes for free, while we generate revenue from add-on services that will tie together passengers’ connectivity and usage. Thus, with our business model, we plan to create connectivity friendly aircraft cabins to provide free on-board internet connectivity for the passengers, and to generate revenue through the sale of advertising commercials, banner advertising, in-app purchases, in-game purchases and other related in-flight transactions.

●	Expand satellite network coverage. We will continue to expand our global satellite network coverage through the purchase of additional Ku-band and Ka-band capacity, and seek to install aircraft with our satellite solutions, while continuing to invest in research and development of satellite antenna and modem technologies. We are actively working with satellite providers in order to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region.

●	Expand satellite-based services to other markets. We anticipate expanding our satellite-based connectivity services to remote area hotels and resorts, maritime and cruise lines, high-speed railways, 4G/5G backhauling, and converged triple-play services in remote communities, with the potential to expand internationally into these new markets. Future business prospects will be evaluated on a case by case basis by weighing the projected revenue from advertising fees and e-commerce revenue shares against the operating and capital expenditures of satellite coverage, bandwidth and operations. Our existing business model could be applied to high-speed railways and cruise lines, both of which have a sufficient passenger base for the service to be viable. High-speed railways in China sit under existing, available Ka satellite coverage areas that are not served by 4G/LTE mobile networks, providing a unique opportunity for the delivery of connectivity services. High-speed railways in other regions of Asia present similar opportunities. Remote communities in Asia lack a telecom infrastructure, partly due to geographical limitations, for example, vast spread of the islands of the Philippines and Indonesia. Satellite-based communications and mesh network technology make triple play services possible, for the delivery of live TV broadcasting, videos, and telecom services to these regions.

Employees

As of the date of this report, we had a total of 19 employees, 15 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Operations	4
Sales and Marketing	4
Research and Development	8
General and Administrative	3
Total	19

None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

Regulation

As a participant in the global airline and global telecommunication industries we are subject to a variety of government regulatory obligations

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies and rates repair stations to perform aircraft maintenance, preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States under an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued STC approving the design of the modified aircraft type. We will regularly obtain an STC for each aircraft type operated by each airline partner on whose aircraft our equipment will be installed and separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different airlines.

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

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

Federal Communications Commission

Under the Communications Act of 1934, as amended, or the Communications Act, the FCC licenses the spectrum that we use and regulates the construction, operation, acquisition and sale of our wireless operations. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, or the acquisition, directly or indirectly, of more than 25% of the equity or voting control of our company by non-U.S. individuals or entities.

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

The FCC has classified mobile (and fixed) broadband Internet access services as Title II telecommunications services pursuant to the FCC Open Internet Order of 2010. The Open Internet Order also adopted broad new net neutrality rules. For example, broadband providers may not block access to lawful content, applications, services or non-harmful devices. Broadband providers also may not impair or degrade lawful Internet traffic on the basis of content, applications, services or non-harmful devices. In addition, broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved, and provides more flexibility to implement network management practices in the context of our capacity-constrained satellite broadband networks.

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

Privacy and Data Security-Related Regulations

As noted above, the Open Internet Order reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services. Certain statutory provisions of Title II now apply to broadband Internet access services, including provisions that impose consumer privacy protections such as CPNI requirements.

Our services are also subject to CPNI rules that require carriers to comply with a range of marketing and privacy safeguards. These obligations focus on carriers’ access, use, storage and disclosure of CPNI. We believe we are in compliance with these rules and obligations, and we certify annually, as required, that we have established operating procedures adequate to ensure our compliance.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the FTC Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been clearly delineated, FTC officials have publicly stated that they view the FTC as having jurisdiction over Internet service providers’ non-common carrier services. Some of our services are subject to the FTC’s jurisdiction. The FTC has brought enforcement actions under the FTC Act against companies that, inter alia: (1) collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

We plan to collect personally identifiable information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to, for example, consummate their purchase transaction, to customize and personalize advertising and content for our users and to enhance the entertainment options when using our service. Our collection and use of such information are intended to comply with our privacy policy, which is posted on our website, applicable law, our contractual obligations with third parties and industry standards, such as the Payment Card Industry Data Security Standard. We are also subject to state “mini-FTC Acts,” which also prohibit unfair or deceptive acts or practices, along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. Congress has also been considering similar federal legislation relating to data breaches. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

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

CALEA

The FCC has determined that facilities-based broadband Internet access providers are subject to the CALEA, which requires covered service providers to build certain law enforcement surveillance assistance capabilities into their communications networks and to maintain CALEA-related system security policies and procedures.

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

We have not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the nine-month period ended December 31, 2018, we incurred a comprehensive loss of $6,568,663 and had working capital deficiency of $2,541,500 as of December 31, 2018. Although we expect to raise capital from the sale of equity or debt securities, there is no assurance that we will be able to do so. This means that there is substantial doubt that we can continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills and debts and execute our plan of operations.

Our company is in the development stage and has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our company and our core business are in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. We plan to launch our services in late 2019 or early 2020, initially in Europe with our launch customer MJet. The limited operating history of our business may make it difficult to accurately evaluate the business and predict its future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our service. If we do not address any of the foregoing risks successfully, our business will be harmed.

Excluding non-recurring revenues in 2018 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company.

Excluding non-recurring revenues we earned from affiliates in the second quarter of fiscal 2018, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

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

We may lose some or all of the entire amount that we deposited towards the purchase of land in Taiwan for our first grounding station.

On July 10, 2018, we entered into a real estate sales contract with Tsai Ming-Yin, as seller, and Sunty Development Co., Ltd., as trustee, pursuant to which the parties agreed to definitive terms and conditions relating to the acquisition by Aerkomm Taiwan of a parcel of land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. The parcel consists of approximately 6.36 acres of undeveloped land and is expected to be used by us to build our first satellite ground station and data center. The parties amended the contract on July 30, 2018, September 4, 2018, November 2, 2018, January 3, 2019. The purchase price for the parcel is NT$1,056,297,507, or US$34,474,462. Pursuant to the terms of the contract and an earlier binding memorandum of understanding that was entered into on May 1, 2018, we have made deposits totaling US$35,237,127 for this acquisition and the remaining balance is approximately US$642,462.

Pursuant to the terms of the contract, if we are not able to raise sufficient additional funds in our public offering to pay the balance of the purchase price prior to July 4, 2019, we may notify the seller of this fact and cancel the contract. In such case, the full amount paid by us will be returned to us, without interest, in cash or in an equivalent amount of securities if the seller does not have sufficient cash on hand to return the payments in full. Such securities will be of the kind that are traded or quoted on a US national securities exchange or the over-the-counter market or a foreign equivalent. Additionally, even if we are able to pay the full purchase price prior to July 4, 2019, the seller may cancel the contract for any reason upon written notice to us prior to August 4, 2019.

There is no restriction on the seller utilizing the cash deposited by us and such cash is not being held in escrow. Accordingly, upon cancellation of the contract, the seller may not have any cash to return to us. As noted above, the seller may deliver securities to us instead of cash. However, the seller may not have any securities to deliver to us either. In this case, we would have to resort to litigation in Taiwan to seek a recovery of the deposited amount. Any such litigation would be costly and the results thereof uncertain. Accordingly, we could lose all or a significant portion of the cash deposited with the seller.

The seller has deposited the deed to the parcel with its legal counsel and has instructed such counsel to enter into an agreement with our counsel that provides for a release of the deed to us if the seller terminates the contract and does not have the cash or securities to refund the purchase price. Notwithstanding this escrow arrangement, there can be no assurance that we will be able to recover the full amount of funds deposited with the seller.

Furthermore, if the seller does not have sufficient cash to refund the entire deposit, the value of the securities it may deliver to us in lieu of cash is to be determined by Caijie Asset Management Co., Ltd., which is an independent third-party appraiser selected mutually by the parties. If we do not agree with the value of the securities ascribed by the appraiser, we will have limited recourse as the parties have mutually agreed upon such appraiser.

If securities are delivered to us instead of cash, we may become the owner of securities of one or more companies that we did not perform any due diligence investigation upon and which we may know nothing about. Furthermore, any securities that we receive may be illiquid and we may have to hold them for an indeterminate amount of time. While holding these securities, the market value thereof may decline and we may suffer the loss of some or all of the cash deposits we have made so far.

If securities are delivered, such securities may ultimately become worthless and we may lose the entire amount deposited.

If the real estate sales contract is terminated and the seller is only able to refund the purchase price in securities rather than cash and we do not raise any additional capital, we may be left without any working capital and may not be able to continue operations.

The majority of our cash has been deposited with the seller towards the purchase price under the real estate sales contract described above. If the contract is terminated and we receive all or part of the deposit back in securities or do not receive the deposit back at all, we may not have sufficient working capital to execute our business plan. We may not be able to raise additional capital in our public offering or otherwise to resolve any such working capital deficit. In such circumstance, we may not be able to operate as a going concern.

Our receipt of securities in a refund of the purchase price could result in our company being defined as an investment company under the Investment Company Act of 1940.

To date, we have made deposits under the real estate sales contract totaling US$35,237,127 and the remaining balance is US$642,462. If the seller is required to refund these deposits and does so in securities valued at the amount of our total deposits, the value of such securities would exceed forty percent (40%) of the value of our total assets, and as such, our company would be deemed to be an “investment company” as that term is defined under the Investment Company Act of 1940, as amended, or Investment Company Act. The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options, impose certain governance requirements and would require us to register separately with the SEC as an investment company. Although we are conducting our operations so that we will not be deemed to be an investment company under the Investment Company Act, if we are required to accept securities in lieu of cash for a refund of our deposits, this would cause our company to be deemed to be an investment company under the Investment Company Act and impose on us various burdensome requirements specified by the Investment Company Act. Such restrictions could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, our subsidiaries and our senior personnel, or any combination thereof, and materially adversely affect our business, financial condition and results of operations.

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

Also, on May 1, 2018 we entered into the binding Land Acquisition MOU and the binding Land Lease MOU. For a detailed discussion of these two binding MOUs, see “Business—Binding MOUs to Acquire and Lease Land in Taiwan for a Data Processing Center and Satellite Uplink Ground Station,” below. Although these two MOUs are binding, because they depend on certain contingencies which may never come to fruition, we can provide no assurance that we will be able to complete the transactions contemplated by these MOUs. More specifically, we may not raise sufficient funds in the offering to complete the purchase of the Taiwan ground station property or our board of directors may not approve the to-be-negotiated purchase agreement assuming we do raise the required funds. Further, assuming we do complete the Taiwan land acquisition, there can be no assurance that we will be able to successfully negotiate and sign a lease contract with the Samoan telecom company, that we will be able to generate any revenue from our ownership and lease of the land or that we will have or be able to raise sufficient funds to build our own satellite ground station and data center on the land.

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

We will require additional financing in the near and long term to fully execute our business plan. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ internal cost savings measures. Furthermore, we will be forced to take some or all of these measures if we do not raise sufficient funds in our public offering, the successful completion of which we cannot guarantee.

We are dependent on airline partners to be able to access our customers. We expect that future payments by these customers for our services to be provided to them will account for most, if not all, of our initial revenues.

Under our existing contract with Hong Kong Airlines, once our VSTC is approved by the HKCAD, we will provide our equipment for installation on, and provide our services to passengers on, a portion of the aircraft operated by this airline. We expect to enter into similar contracts with other airlines in the future but there is no assurance that we will be successful in signing up additional airline partners. We expect that revenue from passengers using our service while flying on aircraft operated by our airline partners will account for the majority of our projected initial revenue once we begin our services. As of the date of this report, we do not yet have any revenue from equipment sales and installation. Our growth will be dependent on our ability to have our equipment installed on the aircraft of airline partners and increased use of our service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Mr. Shih will not be able to return to any active role or executive function in our company unless he is exonerated from any wrongdoing with respect to the two matters in Taiwan discussed above or the relevant time period prescribed in Rule 506(d) has expired.

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

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We plan to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under the Sarbanes-Oxley Act of 2002 to document and test the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

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

	Closing Prices (1)
	High	Low
Fiscal Year Ended December 31, 2017
1st Quarter	$-	$-
2nd Quarter (May 30, 2017 – June 30, 2017)	27.50	17.50
3rd Quarter	40.00	26.00
4th Quarter	40.00	17.50

Fiscal Year Ended December 31, 2018
1st Quarter	$37.50	$30.00
2nd Quarter	42.50	19.75
3rd Quarter	32.50	14.25
4th Quarter	23.75	9.50

Fiscal Year Ended December 31, 2019
1st Quarter (through March 25, 2019)	$20.00	$2.00

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www. Otcmarkets.com for the periods indicated.

Number of Holders of Our Shares of Common Stock

As of March 25, 2019, there were approximately 71 holders of record of our common stock.  Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company’s financial condition as of December 31, 2018, and its results of operations for the nine months ended December 31, 2018 and 2017 and for the years ended December 31, 201 and, 2017.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this transition report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

We are a full-service development stage provider of IFEC solutions. With advanced technologies and a unique business model, we plan to provide airline passengers with a true broadband in-flight experience that encompasses a wide range of service options. Such options will include Wi-Fi, cellular networks, movies, gaming, live TV, and music. We expect to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as a seatback display, as well as on passengers’ personal devices. We also expect to provide content management services and e-commerce solutions related to our IFEC offerings.

We plan to partner with airlines and offer airline passengers free IFEC services. We expect to generate revenues through advertising and in-flight passenger transactions.

To complement and facilitate our planned IFEC service offerings, we intend to build satellite ground stations and related data centers within the geographic regions where we expect to be providing IFEC airline services.

Additionally, we have begun to develop and sell internet connectivity systems for hotels primarily located in remote regions. We expect to be providing these systems for maritime use as well.

Our total sales were $1,745,000 and $0 for the nine months ended December 31, 2018 and 2017, $0 for the three months ended March 31, 2018 and $1,745,000 and $0 for the fiscal years ended December 31, 2018 and 2017, respectively. Our total sales of $1,745,000 for the nine months ended December 31, 2018 were sales of ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000. Our net loss for the nine months ended December 31, 2018 and 2017 were $6,689,157 and $6,241,511, respectively. The net loss for the fiscal year ended December 31, 2018 and 2017 were $8,148,340 as compared to a net loss of $7,132,464 for the fiscal year ended December 31, 2017.

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

Results of Operations

Comparison of Nine Months Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the three-month periods ended December 31, 2018 and 2017.

	Nine Months Ended December 31,		Change
	2018	2017	$	%
Sales	$1,745,000	$-	$1,745,000	100.0%
Cost of sales	1,661,849	-	1,661,849	100.0%
Operating expenses	6,645,134	6,233,393	411,741	6.6%
Loss from operations	(6,561,983)	(6,233,393)	(328,590)	5.3%
Net non-operating loss	(127,113)	(1,877)	(125,236)	6,672.1%
Loss before income taxes	(6,689,096)	(6,235,270)	(453,826)	7.3%
Income tax expense	61	6,134	(6,073)	(99.0)%
Net Loss	(6,689,157)	(6,241,404)	(447,753)	7.2%
Other comprehensive income (loss)	120,494	(107)	120,601	(112,711.2)%
Total comprehensive loss	$(6,568,663)	$(6,241,511)	$(327,152)	5.2%

Sales. Our sales were $1,745,000 and $0 for the nine-month periods ended December 31, 2018 and 2017. This number for the 2018 period represents sales of a ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000.

Cost of sales. Our cost of sales was $1,661,849 and $0 for the nine-month periods ended December 31, 2018 and 2017. The cost of sales represents the cost of the ground-based satellite connectivity server terminal sold by Aircom Taiwan.

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

Net non-operating loss. We had $127,113 in net non-operating loss for the nine-month period ended December 31, 2018, as compared to net non-operating loss of $1,877 for the nine-month period ended December 31, 2017. Net non-operating loss in the nine-month period ended December 31, 2018 represents interest expense of $2,004 and loss on foreign exchange of $125,340, while net non-operating loss in the nine-month period ended December 31, 2017 represents loss on foreign exchange of $2,712, which offset by an other income of $963.

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $88,309. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our ongoing public offering, short-term borrowings and equity contributions by our stockholders.

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

Operating Activities

Net cash used for operating activities was $6,603,813 for the nine months ended December 31, 2018, as compared to $5,013,509 for the nine months ended December 31, 2017. In addition to the net loss of $6,689,157, the increase in net cash used for operating activities during the nine-month period ended December 31, 2018 was mainly due to increase in accounts receivable, prepaid expenses, decrease in accrued expenses, other payable – related parties, and other payable of $1,745,000, $1,116,521, $469,049, $350,280 and $695,276, respectively, offset by the increase in accounts payable and other receivable – others of $1,650,000 and $424,675, respectively. In addition to the net loss of $6,241,404, the increase in net cash used for operating activities during the nine-month period ended December 31, 2017 was mainly due to increase in prepaid expenses and decrease in other payable – related parties of $262,878 and $2,350,334, respectively, offset by the decrease in deposits - others, increase in accrued expenses, and other payable – others of $660,132, $450,419 and $216,945, respectively.

Investing Activities

Net cash used for and provided by investing activities for the nine months ended December 31, 2018 was $34,637,468 as compared to $86,985 for the nine months ended December 31, 2017. The net cash used for investing activities for the nine months ended December 31, 2018 was mainly due to the $33.85 million prepayment toward the purchase of a parcel of land to build our first satellite ground station and data center. We also used $762,670 for the purchase of property and equipment. The net cash used for investing activities for the nine months ended December 31, 2017 was mainly due to the decrease in prepaid investment of $360,000 and increase in acquisition of property and equipment of $273,015, respectively.

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

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
	2018		2017
	Amount	% of Sales	Amount	% of Sales
Sales	$1,745,000	100.0%	$-	-
Cost of sales	1,661,849	95.2%	-	-
Operating expenses	8,096,033	464.0%	7,147,597	-
Loss from operations	(8,012,882)	459.2%	(7,147,597)	-
Net non-operating income (loss)	(131,335)	7.5%	23,652	-
Loss before income taxes	(8,144,217)	466.7%	(7,123,945)	-
Income tax expense (benefit)	4,123	0.2%	8,519	-
Net loss	(8,148,340)	467.0%	(7,132,464)	-
Other comprehensive income (loss)	123,428	7.1%	(3,454)	-
Total comprehensive loss	$(8,024,912)	459.9%	$(7,135,918)	-

Sales. Our sales were $1,745,000 the years ended December 31, 2018, as compared to the $0 for the year ended December 31, 2017. The sales for the year ended December 31, 2018 represents the sale of a ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $1,661,849 and $0 for the years ended December 31, 2018 and 2017. The cost of sales for the year ended December 31, 2018 represents the cost of the ground-based satellite connectivity server terminal sold by Aircom Taiwan.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $948,436 to $8,096,033 for the year ended December 31, 2018, from $7,147,597 for the year ended December 31, 2017. Such increase was mainly due to the increase in R&D expense, payroll and related expense, consulting expense and depreciation expenses of $719,284, $384,551, $314,245 and $157,829, respectively, which was offset by the decrease in stock-based compensation expense, accounting and auditing related expense, investor relation fee and legal expense of $326,486, $240,118, $223,466 and $159,577, respectively.

Net non-operating income (loss). We had $131,335 in net non-operating loss for the year ended December 31, 2018 as compared to $23,652 in net non-operating income for the year ended December 31, 2017. Net non-operating loss for the year ended December 31, 2018 primarily represents interest expense of $3,179 and loss on foreign exchange of $128,362. Net non-operating income for the year ended December 31, 2017 primarily represents the cancellation of debt from a related party of $26,647.

Income (loss) before income taxes. Our loss before income taxes is $8,144,217 for the year ended December 31, 2018 as compared to the loss before income taxes for the year ended December 31, 2017 of $7,123,945, an increase of $1,020,272, as a result of the factors described above.

Income tax expense- (benefit). Income tax expense decreased by $4,396 to $4,123 for the year ended December 31, 2018, from an income tax expense of $8,519 for the year ended December 31, 2017. The income tax expense for 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses. The income tax expense for the year ended December 31, 2017 was mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive (income) loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $888,994 to $8,024,912 for the year ended December 31, 2018, from $7,135,918 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $88,309. To date, we have financed our operations primarily through non-recurring sales of equipment, cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	December 31,
	2018	2017
Net cash provided by (used for) operating activities	$(6,971,369)	$(6,001,485)
Net cash used for investing activity	(34,643,820)	(273,015)
Net cash provided by financing activity	41,558,566	5,984,941
Net increase (decrease) in cash and cash equivalents	(56,623)	(289,559)
Cash from acquired subsidiaries	-	2,354
Foreign currency translation effect on cash	123,428	(3,464)
Cash at beginning of year	21,504	312,173
Cash at end of year	$88,309	$21,504

Operating Activities

Net cash used for operating activities was $6,971,369 for the year ended December 31, 2018, as compared to $6,001,485 for the year ended December 31, 2017. The increase in net cash used for operating activities was mainly due to net operating loss, increase in accounts receivable, prepaid expenses and decrease in other payable-others of $8,148,340, $1,745,000, $1,116,731 and $512,426, respectively, offset by the decrease in other receivable-others and increase in accounts payable of $409,774 and $1,650,000, respectively. Net cash used for operating activities was $6,001,485 for the year ended December 31, 2017. The increase in net cash used for operating activities for the year ended December 31, 2017 was mainly due to net operating loss, increase in prepaid expenses, and decrease in other payable related parties of $7,132,464, $521,949 and $2,373,180, respectively, offset by the decrease in other receivable-related party and deposits-others, increase in accrued expenses and other payable of $162,335, $660,132, $506,822 and $392,299, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $34,643,820 and $273,015, respectively. The net cash used for investing activities for the year ended December 31, 2018 was mainly due to the $33.85 million prepayment toward the purchase of a parcel of land to build our first satellite ground station and data center. We also used $769,022 for the purchase of property and equipment. The net cash used in investing activities for the year ended December 31, 2017 mainly related to the purchase of property and equipment in the amount of $273,015.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $41,558,566 and $5,984,941, respectively. Net cash provided by financing activities for the year ended December 31, 2018 were mainly attributable to net proceeds from the issuance of our common stock through the ongoing public offering and private placements, and issuance of stock warrant in the amount of $41,318,899 and $250,367, respectively, offset by the repayment of short-term bank loan in the amount $10,000. The net cash amounts provided by financing activities were mainly attributable to proceeds from the issuance of our common stock and subscribed capital in the amounts of $5,914,941 during the years ended December 31, 2017.

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

Capital expenditures for the nine-month periods ended December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017 were $36,005,372, $1,037,183, $36,102,474 and $639,062, respectively.

We anticipate an increase in capital spending in fiscal year 2019 and estimate that capital expenditures will range from $6 million to $60 million as we will begin airborne equipment installations and continue to execute our expansion strategy.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2018 and 2017, we incurred approximately $1,483,452 and $764,168 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years and satellite equipment – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the years ended December 31, 2018 and 2017.

Goodwill and Purchased Intangible Assets. Goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2018 and 2017, purchased intangible asset consists of satellite system software and is amortized over 10 years.

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

The full text of our audited financial statements as of December 31, 2018 and 2017 and for the Transition Period begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weakness:

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

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the Transition Period, that is, the quarter ended December 31, 2018, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, position and date of appointment of each of our directors and executive officers as of March 25, 2019. Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer serves until the earlier of his or her death or resignation, or his or her successor is duly elected and qualified.

Name	Age	Position	Date of Appointment
Jeffrey Wun	54	Chief Executive Officer, President and Chairman	December 29, 2017
Y. Tristan Kuo	64	Chief Financial Officer and Treasurer	April 10, 2017
James J. Busuttil	60	Director	December 29, 2017
Raymond Choy	38	Director	December 29, 2017
Chih-Ming (Albert) Hsu	44	Director	December 29, 2017
Richmond Akumiah	65	Director	September 17, 2018
Colin Lim	56	Director	February 13, 2017
Jan-Yung Lin	58	Secretary and Director	February 13, 2017

Jeffrey Wun. Mr. Wun has served as our President and Chief Executive Officer since December 31, 2017. Mr. Wun has been a member of our board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017 and was appointed as Chairman of the board of directors on January 22, 2018. Mr. Wun previously served as our President, Treasurer and Secretary from December 2016 to February 2017. Mr. Wun has served as Aircom’s Chief Technology Officer since December 2014. Mr. Wun is a technologist with more than 25 years of experience in the communications industry. Prior to joining Aircom Mr. Wun served as Senior Staff Engineer at Samsung Electronics Co., Ltd. from December 2012 to May 2015. Prior to that, Mr. Wun was a profession engineer at MediaTEK USA Inc. from November 2010 to December 2012 and served as Chief Executive Officer at Kairos System Inc. from 2003 to 2010. Mr. Wun received a Bachelor of Science in Biochemistry and Computer Science from Chinese University of Hong Kong in 1988.

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

Richmond Akumiah. Mr. Akumiah has served as a member of our board of directors since September 2018. Mr. Akumiah is an engineering and financial management professional with years of experience in decision support, budgeting, forecasting, credit analysis, cost accounting, mergers and acquisitions, quantitative analysis, financial and operational analysis, strategic planning and corporate development. Since September 2018, he has been employed as a Senior Advisor, Investments and Operations by the State of New Jersey, Division of Investment. From 2014 to 2018, Mr. Akumiah was a research consultant for WorldQuant LLC, A Greenwich, Connecticut based investment management firm. Prior to that, from 2007 to 2014, he was employed as a consultant for Wolters Kluwer. Prior to Walters Kluwer, Mr. Akumiah was employed in a number of positions in various financial management capacities, including at AT&T where he served as Director of Finance in the Business Case Center of Excellence managing AT&T’s investments in IP and Managed Services and ten years with Dun & Bradstreet where he held finance positions including Finance Director, Regional Director of Finance for the New York Region, and Director of Global Customers. Mr. Akumiah has also served as Chief Financial Officer of Hands On Network (Points of Light). Mr. Akumiah is an associate member of the American Society of Civil Engineers. Mr. Akumiah obtained a Master of Business Administration degree in Finance from New York University, in 1982, and a Bachelor’s degree in Engineering from Harvard University, in 1980. Mr. Akumiah was selected to serve as a member of our board of directors due to his engineering and finance background.

Colin Lim. Mr. Colin Lim has served as a member of our board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017 and served as a member of Aircom’s board from July 2015 to February 2017. In 2013, Mr. Lim founded Dynasty Media & Entertainment Group, a movie production and distribution company and an investment company with interests in a variety of businesses, including restaurants, wood and timber traders, exotic leather manufacturers, movie producers, copyrights transaction companies, and entertainment businesses, as well as hi-tech companies, and is the Managing Director who oversees financing, investment, copyrights. Mr. Lim has served as Executive Chairman of Sunny Leather from June 2006 and is responsible for general management. Mr. Lim has served as Executive Chairman of Anson International since March 2003 where he oversees investments. Mr. Lim has served as Managing Director of Euroamerica International since December 1999 where he oversees management and trading operations of the company. Mr. Lim’s investment experience in the movie and copyright businesses has allowed us to better negotiate and acquire sufficient movie copyrights and entertainment content to complement our business model. Mr. Lim graduated from New South Wales University in Australia, where he received his degree in engineering and business.

Jan-Yung Lin. Mr. Jan-Yung Lin has served as a member of our board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017. Mr. Lin served as Aircom’s President from June 2017 to February 2019, as Aircom’s Chief Executive Officer from February 2015 to October 2016, as Aircom’s Chief Operating Officer from September 2014 to February 2015, and as a director of Aircom since September 2014. Mr. Lin has practiced corporate and business law at Concorde Law PC as a solo practitioner since 2012. Prior to that Mr. Lin was the General Counsel and Chief Financial Officer of EMG Properties, Inc. in California. Prior to that Mr. Lin was a corporate associate of Goodwin Proctor LLP. Mr. Lin graduated magna cum laude from Cornell Law School with a J.D. degree and an LL.M. degree in International and Comparative Law. Mr. Lin received an M.B.A. degree from the University of California, Berkeley and a Bachelor’s degree from the National Taiwan University. Mr. Lin was selected to serve as a member of our board of directors due to his legal background.

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

Board Composition and Committees

Our board of directors is comprised of seven members: Jeffrey Wun, James J. Busuttil, Raymond Choy, Chih-Ming (Albert) Hsu, Richmond Akumiah, Colin Lim and Jan-Yung Lin. Our board of directors has determined that Messrs. Busuttil, Choy, Akumiah and Lim are independent directors as that term is defined in the rules of the Nasdaq Stock Market. Messrs. Choy, Lim and Busuttil are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee and Messrs. Akumiah, Busuttil and Choy are each member of the Regulatory, Compliance & Government Affairs Committee. Mr. Akumiah is also a member of the Audit Committee.

Our board of directors currently has four standing committees which perform various duties on behalf of and report to the board of directors: (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Governance Committee and (iv) Regulatory, Compliance & Government Affairs Committee. Each of the four standing committees is comprised entirely of independent directors. From time to time, the board of directors may establish other committees.

Board Role in Risk Oversight

Our board of directors plays an active role, as a whole and also at the committee level, in overseeing management of our risks and strategic direction. Our board of directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Our Audit Committee oversees the process by which our senior management and relevant employees assess and manage our exposure to, and management of, financial risks. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Nominating and Governance Committee also manages risks associated with the independence of members of our board of directors and potential conflicts of interest. Our Regulatory, Compliance & Government Affairs Committee oversees regulatory, compliance and governmental matters that may impact the Company. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed about such risks.

Audit Committee

Our Audit Committee currently consists of Messrs. Busuttil, Choy, Akumiah and Lim, with Mr. Choy serving as chairman. Our board of directors has determined that Mr. Choy is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and each member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.

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

Regulatory, Compliance & Government Affairs Committee

Our regulatory, compliance & government affairs committee currently consists of Messrs. Busuttil, Choy and Akumiah, with Mr. Akumiah serving as chairman. The primary purposes of our regulatory, compliance & government affairs committee are to assist our board of directors by providing oversight of regulatory, compliance and governmental matters that may impact the Company, which including (i) overseeing our major compliance programs with respect to legal and regulatory requirements, except with respect to matters of financial compliance, (ii) overseeing compliance with any ongoing Corporate Integrity Agreements or similar undertakings by us with the U.S. Department of Justice, U.S. Securities and Exchange Commission, or any other government agency, (iii) reviewing with our Chief Compliance Officer the organization, implementation and effectiveness of our compliance programs and the adequacy of the resources for those programs, (iv) reviewing with our Chief Executive Officer the organization, implementation and effectiveness of our quality and compliance programs and the adequacy of the resources for those programs and (v) overseeing our exposure to risks relating to regulatory compliance matters. The role and responsibilities of our regulatory, compliance & government affairs committee are more fully set forth in a written charter adopted by our board of directors on September 25, 2018, which is available on our website at www.aerkomm.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the transition period ended December 31, 2018 were timely filed. One of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Nine Months Ended December 31, 2018 and Fiscal Years Ended December 31, 2018, and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey Wun, CEO and President (2)(3)	Nine months 2018	120,000	-	-	120,000
	2018	160,000	-	-	160,000
	2017	160,000	46,914	-	206,914
Y. Tristan Kuo, CFO (4)	Nine months 2018	138,750	-	-	138,750
	2018	185,000	-	-	185,000
	2017	134,599	938,277	-	1,072,876
Louis Giordimaina, Chief Operating Officer - Aviation (5)	Nine months 2018	270,681	173,494	-	444,175
	2018	270,681	173,494	-	444,175
	2017	-	-	-	-
Jiun-Sheuan Yang (2)(6)	Nine months 2018	25,500	-	-	25,500
	2018	25,500	-	-	25,500
	2017	160,000	-	-	160,000
Peter Chiou, Former CEO and President (2)(7)	Nine months 2018	-	-	-	-
	2018	-	-	-	-
	2017	24,000	3,002,486	50,000	3,076,486

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On February 13, 2017, we acquired Aircom in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that the named executive officer received from Aircom prior to the consummation of the reverse acquisition.

(3)	Mr. Wun has served as our Chief Executive Officer and President since December 31, 2017, upon the resignation of Mr. Chiou from these positions, and previously served as our President from December 28, 2016 until February 13, 2017. He also currently serves as the Chief Technology Officer of Aircom.

(4)	Mr. Kuo has served as our Chief Financial Officer since April 10, 2017.

(5)	Mr. Giordimaina was converted from a consultant to a full-time employee on May 25, 2018 and was appointed as Chief Operating Officer – Aviation.

(6)	Mr. Jiun-Sheuan Yang has served as Aircom’s Vice President of Engineering since December 2014.

(7)	Mr. Chiou was replaced from his positions as President and Chief Executive Officer effective December 30, 2017. The amount included in all other compensation represents consulting fees paid by Aircom to Mr. Chiou.

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

Outstanding Equity Awards at March 31, 2018 and Fiscal Year Ended December 31, 2018 and 2017

There were no outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2016. As of December 31, 2018, March 31, 2018 and December 31, 2018, Mr. Kuo had options outstanding and exercisable for 22,500, 26,250 and 37,500 shares, respectively, of our common stock, at an exercise price of $27.50 per share. As of December 31, 2018, Mr. Wun had options outstanding and exercisable for 1,000 shares of our common stock, at an exercise price of $27.50 per share.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Wun	December 31, 2017	-	-	3,000	$27.50	6/23/2027
	March 31, 2018	-	-	3,000	$27.50	6/23/2027
	December 31, 2018	1,000	-	2,000	$27.50	6/23/2027
Y. Tristan Kuo	December 31, 2017	22,500	-	37,500	$27.50	6/23/2027
	March 31, 2018	26,250	-	33,750	$27.50	6/23/2027
	December 31, 2018	37,500	-	22,500	$27.50	6/23/2027
Louis Giordimaina	December 31, 2017	-	-	-	$-	-
	March 31, 2018	-	-	-	$-	-
	December 31, 2018	-	-	30,000	$20.50	5/25/2028

Director Compensation

To date, we have not paid any compensation to our directors.

Effective December 29, 2017, we entered into independent director agreements with James Busuttil, Raymond Choy, and Colin Lim. Under the terms of these independent director agreements, we have agreed to pay the independent directors an annual cash fee of $20,000, paid quarterly in four equal installments, commencing in the first quarter following closing of our public offering, and an additional $5,000 cash compensation fee for serving as board of directors committee chairmen. On September 17, 2018, we also entered into similar independent director agreement with Richmond Akumiah. We commenced payment of these fees in September 30, 2018.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 923 Incline Way #39, Incline Village, NV 89451.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Jeffery Wun, CEO, President and Director (3)	Common Stock	2,685,914	28.79%
Y. Tristan Kuo, CFO (4)	Common Stock	43,750	*
James Busuttil, Director (5)	Common Stock	8,000	*
Raymond Choy, Director (6)	Common Stock	8,000	*
Chih-Ming (Albert) Hsu, Director (7)	Common Stock	7,312	*
Colin Lim, Director (8)	Common Stock	12,000	*
Jan-Yung Lin, Director (9)	Common Stock	463,403	4.97%
Richmond Akumiah (10)	Common Stock	4,000	*
All officers and directors as a group (7 persons named above)	Common Stock	3,232,379	34.65%
Dmedia Holding LP (11)	Common Stock	2,237,428	23.98%
Sheng-Chun Chang (12)	Common Stock	1,405,977	15.07%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 9,247,272 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2019. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 447,486 shares of our common stock held directly; (ii) 1,000 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options (but does not include 2,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days); and (iii) 2,237,428 shares of our common stock owned by Dmedia Holding LP. On December 20, 2017, Mr. Wun purchased an 85.7% interest in, and was appointed Manager of, Dmedia LLC, the General Partner of Dmedia Holding LP. As such, Mr. Wun is deemed to be the beneficial owner of the 2,237,428 shares of our common stock held by Dmedia Holding LP by virtue of his voting and dispositive power of those shares. Through his ownership interest in Dmedia LLC, which owns an approximately 6% direct interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 117,601 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 2,119,827 shares of our common stock held by Dmedia Holding LP.

(4)	Consists of 43,750 shares of our common stock which Mr. Kuo has the right to acquire within 60 days through the exercise of vested options but does not include 16,250 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(5)	Consists of 8,000 shares of our common stock which Mr. Busuttil has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 8,000 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options.

(7)	Consists of 7,312 shares of our common stock owned directly by Mr. Hsu prior to his appointment to our Board of Directors.

(8)	Consists of 12,000 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 8,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(9)	Includes (i) 372,905 shares of our common stock owned by Mr. Lin directly; (ii) 90 shares of our common stock owned by Mr. Lin’s spouse; and (iii) 1,000 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options (but does not include 2,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days). Does not include 959,230 shares of our common stock owned by Mr. Lin through his approximately 7% ownership interest in Dmedia LLC and his approximately 42.4% interest Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(10)	Consists of 4,000 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options.

(11)	Mr. Wun has sole voting and dispositive power over these shares of our common stock although he disclaims beneficial ownership of 2,237,428 of these shares. Mr. Lin owns a pecuniary interest in 959,230 of these shares although he does not exercise voting or dispositive control over them.

(12)	Consists of 1,340,696 shares of common stock held by Well Thrive Limited and 65,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang. Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

There are currently no arrangements which may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,215,262	$6.9232	780,800
Equity compensation plans not approved by security holders	-	$-	-
Total	1,215,262	$6.9232	780,800

Equity Compensation Plan Information

On May 5, 2017, we established our 2017 Equity Incentive Plan (“the Plan”). The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. We expect that the Plan will be approved by our stockholders at our annual meeting in 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 2,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 780,802 shares available for grant under the Plan as of March 25, 2019; 1,215,263 shares of our common stock are issuable upon the exercise of options to be issued under the Plan to holders of Aircom options assumed by us as a result of the closing of the reverse acquisition with Aircom; and options exercisable for 115,708 shares of our common stock have been approved by our board of directors for grants to certain of our officers, directors, employees and service providers.

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

Shares Subject to Plan. The number of shares of common stock that is available for grant of awards under the Plan, as amended, is 2,000,000 shares.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Daniel Shih was the co-founder of Aircom and, thus, is a “promoter” of the Company as that term is defined in Rule 405 under the Securities Act. Mr. Shih has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. Mr. Shih has also removed himself from any and all activities relating to our business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities. As a result of Mr. Shih’s disposition of his equity interests in the Company and his removing himself from participation in any Company related business activities, and Ms. Shih’s not being re-elected to the Company’s board of directors, Mr. Shih no longer maintains any active affiliation with, or material beneficial ownership in, the Company. In the event that Mr. Shih is exonerated from any wrongdoing with respect to the two Taiwanese matters discussed in the Risk Factors section above, Mr. Shih’s ability to take an active role in the development and management of the Company may be restored.

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

Director Independence

Our board of directors has determined that Raymond Choy, Colin Lim, Richard Akumiah and James Busuttil are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the nine months ended December 31, 2018, three months ended March 31, 2018 and the fiscal years ended December 31, 2018 and 2017:

	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2018	2018	2018	2017
Audit Fees	$138,000	$50,000	$188,000	$156,000
Audit-Related Fees	-	-	-	3
Tax Fees	30,000	-	30,000	36,000
All Other Fees	152	-	152	38,000
TOTAL	$168,152	$50,000	$218,152	$230,003

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Chen & Fan for our financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.2	Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Form 8A-12G filed on April 19, 2018)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)

10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)
10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)

10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM®K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38†	Employment Agreement, dated March 31, 2017, between Aerkomm Inc. and Y. Tristan Kuo (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 5, 2017)
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1*	List of Subsidiaries
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Executive Compensation Plan or Agreement.

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

TABLE OF CONTENTS

Page
Audited Consolidated Financial Statements for the Nine Months Ended December 31, 2018 and 2017, Three Months Ended March 31, 2018 and Year Ended December 31, 2018 and 2017	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Loss	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

THREE MONTHS ENDED MARCH 31, 2018 AND

YEAR ENDED DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AERKOMM INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AERKOMM INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2018, March 31, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the nine-month period ended December 31, 2018, the three-month period ended March 31, 2018 and each of the year ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, March 31, 2018 and December 31, 2017, and the consolidated results of its operations and its cash flows for the nine-month period ended December 31, 2018, three-month period ended March 31, 2018 and the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 22, 2019

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018, March 31, 2018 and December 31, 2017

	December 31, 2018	March 31, 2018	December 31, 2017

Assets
Current Assets
Cash	$88,309	$58,237	$21,504
Accounts receivable	1,745,000	-	-
Inventories	-	208,674	208,674
Prepaid expenses	1,479,123	362,602	543,642
Other receivable – related party	-	-	46,743
Other receivable – others	2,616	427,291	412,390
Temporary deposit – related party	100,067	-	-
Other current assets	11,336	1,202	6,591
Total Current Assets	3,426,451	1,058,006	1,239,544
Property and Equipment
Cost	2,715,543	407,501	405,319
Accumulated depreciation	(322,049)	(119,782)	(100,592)
	2,393,494	287,719	304,727
Prepayment for land	35,237,127	-	-
Prepayment for equipment	54,625	181,250	-
Construction in progress	1,311,245	3,254,170	3,250,000
Net Property and Equipment	38,996,491	3,723,139	3,554,727
Other Assets
Intangible asset, net	3,382,500	3,753,750	3,877,500
Goodwill	1,475,334	1,450,536	1,450,536
Deposits - related party	2,462	2,542	2,396
Deposits - others	105,447	148,839	141,273
Total Other Assets	4,965,743	5,355,667	5,471,705
Total Assets	$47,388,685	$10,136,812	$10,265,976

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loan	$-	$10,000	$10,000
Short-term loan - related party	-	325,040	-
Accounts payable	1,650,000	-	-
Accrued expenses	412,165	881,214	637,675
Other payable - related parties	949,298	1,299,578	1,082,395
Other payable - others	2,956,488	2,264,637	2,081,787
Total Current Liabilities	5,967,951	4,780,469	3,811,857
Restricted stock deposit liability	1,000	14	56
Total Liabilities	5,968,951	4,780,483	3,811,913
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2018, March 31, 2018 and December 31, 2017	-	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,098,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2018; 8,289,947 shares (excluding 2,072 unvested restricted shares) issued and outstanding as of March 31, 2018; 8,283,733 shares (excluding 8,286 unvested restricted shares) issued and outstanding as of December 31, 2017	45,490	41,449	41,418
Additional paid in capital	56,546,408	13,787,341	13,484,857
Subscribed capital	-	690,648	75,040
Subscriptions receivable	-	(559,608)	-
Accumulated deficits	(15,292,128)	(8,602,971)	(7,143,788)
Accumulated other comprehensive income (loss)	119,964	(530)	(3,464)
Total Stockholders’ Equity	41,419,734	5,356,329	6,454,063
Total Liabilities and Stockholders’ Equity	$47,388,685	$10,136,812	$10,265,976

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Nine-Month Periods ended December 31, 2018 and 2017 (Unaudited),

Three-Month Period ended March 31, 2018 and Years Ended December 31, 2018 and 2017

	Nine Months Ended December 31,		Three Months Ended March 31,	Year Ended December 31,
	2018	2017	2018	2018	2017
Revenue		(Unaudited)
Net sales	$1,730,000	$-	$-	$1,730,000	$-
Service income	15,000	-	-	15,000	-
Total Revenue	1,745,000	-	-	1,745,000	-

Cost and Expenses
Cost of sales	1,661,849	-	-	1,661,849	-
Operating expenses	6,645,134	6,233,393	1,450,899	8,096,033	7,147,597

Total Cost and Expenses	8,306,983	6,233,393	1,450,899	9,757,882	7,147,597

Loss from Operations	(6,561,983)	(6,233,393)	(1,450,899)	(8,012,882)	(7,147,597)

Net Non-Operating Income (Loss)	(127,113)	(1,877)	(4,222)	(131,335)	23,652

Loss Before Income Taxes	(6,689,096)	(6,235,270)	(1,455,121)	(8,144,217)	(7,123,945)

Income Tax Expense	61	6,134	4,062	4,123	8,519

Net Loss	(6,689,157)	(6,241,404)	(1,459,183)	(8,148,340)	(7,132,464)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	120,494	(107)	2,934	123,428	(3,454)

Total Comprehensive Loss	$(6,568,663)	$(6,241,511)	$(1,456,249)	$(8,024,912)	$(7,135,918)

Net Loss Per Common Share:

Basic	$(0.7403)	$(0.7602)	$(0.1760)	$(0.9205)	$(0.8736)
Diluted	$(0.7403)	$(0.7602)	$(0.1760)	$(0.9205)	$(0.8736)

Weighted Average Shares Outstanding - Basic	9,035,386	8,210,464	8,292,034	8,852,094	8,164,313
Weighted Average Shares Outstanding - Diluted	9,035,386	8,210,464	8,292,034	8,852,094	8,164,313

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Subscribed	Subscription	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non Controlling Interest in	Total
	Shares	Amount	Capital	Capital	Receivable	Deficits)	Loss	Equity	Subsidiary	Equity
Balance as of January 1, 2017	19,744,012	$4,470,839	$80,000	$1,862,643	$-	$(551,204)	$(10)	$5,862,268	$50	$5,862,318
Reverse acquisition	(12,220,291)	(4,433,221)	5,756,024	(1,862,643)	-	539,880	10	50	(50)	-
Issuance of common stock	269,849	1,349	5,838,551	(1,452,473)	-	-	-	4,387,427	-	4,387,427
Subscribed capital	-	-	-	1,527,513	-	-	-	1,527,513	-	1,527,513
Issuance of stock warrant	-	-	60,000	-	-	-	-	60,000	-	60,000
Restricted stock vested and transferred to common stock	490,163	2,451	836	-	-	-	-	3,287	-	3,287
Stock compensation expense	-	-	1,749,446	-	-	-	-	1,749,446	-	1,749,446
Net loss for the year	-	-	-	-	-	(7,132,464)	-	(7,132,464)	-	(7,132,464)
Other comprehensive loss	-	-	-	-	-	-	(3,464)	(3,464)	-	(3,464)
Balance as of December 31, 2017	8,283,733	41,418	13,484,857	75,040	-	(7,143,788)	(3,464)	6,454,063	-	6,454,063
Issuance of stock warrant	-	-	26,667	-	-	-	-	26,667	-	26,667
Subscription receivable	-	-	-	-	(559,608)	-	-	(559,608)	-	(559,608)
Subscribed capital	-	-	-	615,608	-	-	-	615,608	-	615,608
Restricted stock vested and transferred to common stock	6,214	31	11	-	-	-	-	42	-	42
Stock compensation expense	-	-	275,806	-	-	-	-	275,806	-	275,806
Net loss for the period	-	-	-	-	-	(1,459,183)	-	(1,459,183)	-	(1,459,183)
Other comprehensive income	-	-	-	-	-	-	2,934	2,934	-	2,934
Balance as of March 31, 2018	8,289,947	41,449	13,787,341	690,648	(559,608)	(8,602,971)	(530)	5,356,329	-	5,356,329
Issuance of common stock	1,059,646	5,298	41,388,641	(690,648)	559,608	-	-	41,262,899	-	41,262,899
Issuance of stock warrant	-	-	223,700	-	-	-	-	223,700	-	223,700
Restricted stock vested and transferred to common stock	2,072	10	4	-	-	-	-	14	-	14
Common stock transferred back to unvested restricted stock	(253,575)	(1,267)	(433)	-	-	-	-	(1,700)	-	(1,700)
Stock compensation expense	-	-	1,147,155	-	-	-	-	1,147,155	-	1,147,155
Net loss for the period	-	-	-	-	-	(6,689,157)	-	(6,689,157)	-	(6,689,157)
Other comprehensive income	-	-	-	-	-	-	120,494	120,494	-	120,494
Balance as of December 31, 2018	9,098,090	$45,490	$56,546,408	$-	$-	$(15,292,128)	$119,964	$41,419,734	$-	$41,419,734

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended December 31, 2018 and 2017 (Unaudited),

Three-Month Period ended March 31, 2018

and Years Ended December 31, 2018 and 2017

	Nine Months Ended December 31,		Three Months Ended March 31,	Year Ended December 31,
	2018	2017	2018	2018	2017
Cash Flows From Operating Activities		(Unaudited)
Net loss	$(6,689,157)	$(6,241,404)	$(1,459,183)	$(8,148,340)	$(7,132,464)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	573,541	421,811	142,940	716,481	551,767
Stock-based compensation	1,147,155	1,740,446	275,806	1,422,961	1,749,446
R&D expenses transferred from inventory and construction in progress	732,828	-	-	732,828	-
Changes in operating assets and liabilities:
Accounts receivable	(1,745,000)	-	-	(1,745,000)	-
Inventories	-	1,230	-	-	1,055
Prepaid expenses	(1,116,521)	(262,878)	(210)	(1,116,731)	(521,949)
Other receivable - related party	-	162,335	46,743	(53,324)	162,335
Other receivable - others	424,675	181,278	(14,901)	409,774	(318)
Temporary deposit - related party	(100,067)	-	-	-	-
Other current assets	(10,134)	-	5,389	(4,745)	-
Deposits - related party	80	6,511	(7,566)	(66)	2,570
Deposits - others	43,392	660,132	(146)	35,826	660,132
Accounts payable	1,650,000	-	-	1,650,000	-
Accrued expenses	(469,049)	450,419	243,539	(225,510)	506,822
Other payable - related parties	(350,280)	(2,350,334)	217,183	(133,097)	(2,373,180)
Other payable - others	(695,276)	216,945	182,850	(512,426)	392,299
Net Cash Used for Operating Activities	(6,603,813)	(5,013,509)	(367,556)	(6,971,369)	(6,001,485)

Cash Flows from Investing Activities
Prepaid investment	-	360,000	-	-	-
Prepayment on land and satellite equipment	(33,850,000)	-	-	(33,850,000)	-
Purchase of property and equipment	(762,670)	(273,015)	(6,352)	(769,022)	(273,015)
Acquisitions of goodwill	(24,798)	-	-	(24,798)	-
Net Cash Provided by (Used for) Investing Activities	(34,637,468)	86,985	(6,352)	(34,643,820)	(273,015)

Cash Flows from Financing Activities
Proceeds from (Repayment of) short-term bank loan	(10,000)	10,000	-	(10,000)	10,000
Proceeds from (Repayment of) short-term loan - related party	(325,040)	-	325,040	-	-
Proceeds from issuance of common stock	41,262,899	2,887,428	-	41,318,899	5,839,901
Payment on repurchase of restricted stock	(700)	-	-	(700)	-
Proceeds from subscribed capital	-	1,527,513	56,000	-	75,040
Issuance of stock warrant	223,700	30,000	26,667	250,367	60,000
Net Cash Provided by Financing Activities	41,150,859	4,454,941	407,707	41,558,566	5,984,941

Net (Decrease) Increase in Cash	(90,422)	(471,583)	33,799	(56,623)	(289,559)

Cash from acquired subsidiaries	-	2,354	-	-	2,354

Cash, Beginning of Period	58,237	490,840	21,504	21,504	312,173

Foreign Currency Translation Effect on Cash	120,494	(107)	2,934	123,428	(3,464)

Cash, End of Period	$88,309	$21,504	$58,237	$88,309	$21,504

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,061	$6,239	$-	$4,061	$6,239
Cash paid during the period for interest	$2,008	$131	$113	$2,121	$131

Non-cash Operating and Financing Activities:
Construction in progress transferred to other receivable	$-	$-	$-	$-	$410,000
Restricted stock deposit liability transferred to (from) common stock	$(1,686)	$2,315	42	$(1,644)	$3,287
Other payable to related parties transferred to subscribed capital	$-	$2,027,400	$-	$-	$2,027,400

Total payment for acquisition of subsidiaries
Cash	$14,527	$5,704	$-	$14,527	$5,704
Prepaid expenses	4,317	16,500	-	4,317	16,500
Other receivable - related party	43,448	210,259	-	43,448	210,259
Property and equipment - net	-	5,152	-	-	5,152
Goodwill	24,798	344,594	-	24,798	344,594
Accrued expenses	-	(60,640)	-	-	(60,640)
Other payable	-	(518,219)	-	-	(518,219)

Total payment for acquisition of subsidiaries	$87,090	$3,350	$-	$87,090	$3,350

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - Organization - Continued

Aircom and its subsidiaries (the “Company”) are full-service, development stage providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. If the Company is unable to obtain additional working capital, the Company’s business may fail. For the nine-month period and the year ended December 31, 2018, the Company incurred a comprehensive loss of $6,568,663 and $8,024,912, respectively, and had working capital deficiency of $2,541,500 as of December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, short-term borrowings and equity contributions.

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s authorized, issued and outstanding shares of common stock, which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on December 26, 2018 (see Note 15). All of the references in these financial statements to authorized common stock and issued and outstanding common stock have been adjusted to reflect this reverse split.

NOTE 2 - Summary of Significant Accounting Policies

Changes in Fiscal Year

On March 18, 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. Year-over-year quarterly financial data continue to be comparative to prior periods as the three months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

On February 12, 2019, the Company’s Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31. Year-over-year quarterly financial data continue to be comparative to prior periods as the nine months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2018, all cash in bank was fully insured by the Federal Deposit Insurance Corporation (FDIC) for the Company and no balance of cash in foreign bank exceeded the amount insured by local deposit insurance.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s major revenue for the nine-month period and the year ended December 31, 2018 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. The Company also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended December 31, 2018 and 2017, the three-month period ended March 31, 2018 and the years ended December 31, 2018 and 2017 the Company incurred $1,451,202, $366,047, $90,750 (unaudited), $1,541,952 and $336,000 of research and development costs, respectively.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Subsequent Events

The Company has evaluated events and transactions after the reported period up to March 22, 2019, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been included in these consolidated financial statements.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 - Inventories

As of December 31, 2018, March 31, 2018 and December 31, 2017, inventories consisted of the following:

	December 31, 2018	March 31, 2018	December 31, 2017

Satellite equipment for sale under construction	$-	$197,645	$197,645
Parts	-	11,029	11,029
Supplies	5,273	5,468	5,540
	5,273	214,142	214,214
Allowance for inventory loss	(5,273)	(5,468)	(5,540)
Net	$-	$208,674	$208,674

As of December 31, 2018, the Company transferred inventories in the amount of $11,029 to R&D expenses.

NOTE 5 - Property and Equipment

For the nine months ended December 31, 2018, the three months ended March 31, 2018 and the year ended December 31, 2017, the changes in cost of property and equipment were as follows:

	Computer software and equipment	Furniture and fixture	Satellite Equipment	Ground station equipment	Vehicle	Leasehold Improvement	Total
January 1, 2017	$118,911	$10,006	$-	$-	$-	$-	$128,917
Addition	992	-	275,410	-	-	-	276,402
December 31, 2017	119,903	10,006	275,410	-	-	-	405,319
Addition	2,182	-	-	-	-	-	2,182
March 31, 2018	122,085	10,006	275,410	-	-	-	407,501
Addition	198,985	23,338	-	1,854,027	141,971	89,721	2,308,042
December 31, 2018	$321,070	$33,344	$275,410	$1,854,027	$141,971	$89,721	$2,715,543

As of January 1, 2017, construction in progress of $3,660,000 was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use. In 2017, one of the purchase contracts related to onboard equipment became undeliverable. Therefore, the Company reclassified the relevant payment of $410,000 recorded under construction in progress to other receivable. As a result, the balance of construction in progress was reduced to $3,250,000 as of December 31, 2017. For the three months ended March 31, 2018 and nine months ended December 31, 2018, the Company made additional payments for the expenditure of construction in progress. As of March 31, 2018, the balance of construction in progress was $3,254,170. As of December 31, 2018, the balance of construction in progress was $1,311,245 after the Company transferred construction in progress in the amount of $721,799 to R&D expenses and $1,854,027 to ground station equipment.

For the nine months ended December 31, 2018, the three months ended March 31, 2018 and the year ended December 31, 2017, the changes in accumulated depreciation for property and equipment were as follows:

	Computer software and equipment	Furniture and fixture	Satellite Equipment	Ground station equipment	Vehicle	Leasehold Improvement	Total
January 1, 2017	$39,604	$4,221	$-	$-	$-	$-	$43,825
Addition	17,159	1,997	37,611	-	-	-	56,767
December 31, 2017	56,763	6,218	37,611	-	-	-	100,592
Addition	6,275	477	12,438	-	-	-	19,190
March 31, 2018	63,038	6,695	50,049	-	-	-	119,782
Addition	38,091	2,676	41,311	92,701	21,980	5,508	202,267
December 31, 2018	$101,129	$9,371	$91,360	$92,701	$21,980	$5,508	$322,049

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NOTE 6 - Intangible Asset, Net

For the nine months ended December 31, 2018, three months ended March 31, 2018 and the year ended December 31, 2017, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System software	Accumulated amortization	Net Cost
January 1, 2017	$4,950,000	$577,500	$4,372,500
Addition	-	495,000	(495,000)
December 31, 2017	4,950,000	1,072,500	3,877,500
Addition	-	123,750	(123,750)
March 31, 2018	4,950,000	1,196,250	3,753,750
Addition	-	371,250	(371,250)
December 31, 2018	$4,950,000	$1,567,500	$3,382,500

NOTE 7 - Short-term Bank Loan

The Company has an unsecured short-term bank credit line of $10,000, which matured on June 14, 2018, from a local bank with an annual interest rate of 4.75%. The Company repaid the bank loan in full on May 24, 2018.

NOTE 8 - Income Taxes

Income tax expense for the nine-month periods ended December 31, 2018 and 2017, three-month period ended March 31, 2018 and the years ended December 31, 2018 and 2017 consisted of the following:

	Nine Months Ended December 31,		Three Months Ended December 31,	Year Ended December 31,
	2018	2017	2018	2018	2017
Current:		(Unaudited)
Federal	$61	$3,033	$-	$61	$3,033
State	-	-	2,400	2,400	800
Foreign	-	3,101	1,662	1,662	4,686
Total	$61	$6,134	$4,062	$4,123	$8,519

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 - Income Taxes - Continued

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the nine-month periods ended December 31, 2018 and 2017, three-month period ended March 31, 2018 and years ended December 31, 2018 and 2017.

	Nine Months Ended December 31,		Three Months Ended March 31,	Year Ended December 31,
	2018	2017	2018	2018	2017
		(Unaudited)
Tax benefit at statutory rate	$(1,404,700)	$(2,082,820)	$(294,826)	$(1,699,526)	$(2,292,820)
Net operating loss carryforwards (NOLs)	1,311,500	1,484,000	172,225	1,483,725	1,760,600
Stock-based compensation expense	240,900	594,800	57,919	298,819	594,800
Amortization expense	(38,400	30,700	(1,700)	(40,100)	(11,200)
Accrued R&D expense	(168,000)	-	-	(168,000)	-
Others	58,761	(20,546)	70,444	129,205	(42,861)
Tax expense at effective tax rate	$61	$6,134	$4,062	$4,123	$8,519

Deferred tax assets (liability) as of December 31, 2018, March 31, 2018 and December 31, 2017 consist of:

	December 31, 2018	March 31, 2018	December 31, 2017
Net operating loss carryforwards (NOLs)	$5,632,000	$2,339,000	$2,057,000
Stock-based compensation expense	893,000	566,000	489,000
Accrued expenses and unpaid payable	184,000	268,000	443,000
Tax credit carryforwards	68,000	68,000	68,000
Excess of tax amortization over book amortization	(818,000)	(635,000)	(658,000)
Others	131,000	235,000	-
Gross	6,090,000	2,841,000	2,399,000
Valuation allowance	(6,090,000)	(2,841,000)	(2,399,000)
Net	$-	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of $3,249,000 and $442,000 for the nine months ended December 31, 2018 and the three months ended March 31, 2018.

As of December 31, 2017, the Company had federal NOLs of approximately $6,686,000 available to reduce future federal taxable income, expiring in 2037. As of December 31, 2018 and March 31, 2018, additional federal NOLs of approximately $12,515,000 and $957,000, respectively, was generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2018, March 31, 2018 and December 31, 2017, the Company had State NOLs of approximately $21,049,000, $8,985,000 and $7,897,000, respectively, available to reduce future state taxable income, expiring in 2038.

As of December 31, 2018, March 31, 2018 and December 31, 2017, the Company has Japan NOLs of approximately $319,000, $339,000 and $326,000 available to reduce future Japan taxable income, expiring in 2028.

As of December 31, 2018, March 31, 2018 and December 31, 2017, the Company has Taiwan NOLs of approximately $253,000, $0 and $0 available to reduce future Taiwan taxable income, expiring in 2028.

As of December 31, 2018, March 31, 2018 and December 31, 2017, the Company had approximately $37,000, $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2018, March 31, 2018 and December 31, 2017, the Company had approximately $39,000, $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2018, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of December 31, 2018, March 31, 2018 and December 31, 2017, the restricted shares consisted of the following:

	December 31, 2018	March 31, 2018	December 31, 2017

Restricted stock - vested	1,802,373	2,053,875	2,047,661
Restricted stock - unvested	149,162	2,072	8,286
Total restricted stock	1,951,535	2,055,947	2,055,947

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. For the nine-month period ended December 31, 2018, the reporting for 253,575 shares previously reported as vested was changed to reflect their actual status as unvested shares, to correct an incorrect presentation in previous periods.

On March 31, 2017, the Company completed its private placement offering of 100,000 shares of common stock at a price of $15.00 per share for the aggregate amount of $1,500,000.

On June 6, 2017, the Company completed its private placement offering of 12,000 shares of common stock at a price of $25.00 per share for the aggregate amount of $300,000. Additionally, on June 6, 2017, pursuant to a settlement and release agreement with Priceplay Taiwan Inc. (“PPTW”) dated March 31, 2017, among the Company, PPTW and Aircom, the Company issued 32,772 shares of its common stock to PPTW in settlement of an outstanding $819,300 obligation of Aircom to PPTW. Additionally, pursuant to a similar settlement and release agreement with Priceplay.com, Inc. (“PPUS”) dated March 31, 2017, the Company issued 29,480 shares of its common stock to PPUS in settlement of an outstanding $737,000 obligation of Aircom to PPUS, and pursuant to a third similar settlement and release agreement with Aircom and dMobile System Co. ltd. (dMobile), it issued 18,844 shares of its common stock to dMobile in settlement of an outstanding $471,100 obligation of Aircom to dMobile. In the aggregate, the Company has issued 81,096 shares to the three settlement recipients at a price of $25.00 per share for a total of $2,027,400.

On July 5, 2017, the Company completed its first closing of a private placement offering in which it sold 1,000 shares of its common stock to Daniel Shih, the Company’s co-founder, at a price of $27.50 per share for a total of $27,500. The Company conducted additional closings in July and August for a total of $517,413. As of October 31, 2017, the total subscribed capital amounted to $544,913. On October 31, 2017, the Company completed this private placement offering of 52,818 shares of common stock at a price of $27.50 per share for the aggregate amount of $1,452,473.

On November 30, 2017 and June 30, 2018, the Company issued 16,000 and 4,000 and 8,000 and 2,000 shares of its common stock to Integra Consulting Group LLC (“Integra”) and Anthony D. Altavilla, principal of Integra, respectively, according to the Consulting Agreement signed on November 15, 2017 between the Company and Integra.

As of December 31, 2018, one non-employee with qualified stock options exercised the stock options and transferred to 3,935 shares of the Company’s common stock.

As of March 31, 2018, the Company completed its private placement offering of 24,666 shares of its common stock at a price of $28.00 per share for the aggregate amount of $690,648. As of March 31, 2018, the common shares were issued and the subscriptions receivable of $559,608 were collected subsequently in April and May, 2018.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 - Capital Stock - Continued

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering, issuance and sale of up to 1,411,765 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 per share, less underwriting discounts, for minimum gross proceeds of $5,000,000 and up to a maximum of $60,000,000. As of December 31, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 1,024,980 shares of common stock for gross proceeds of $43,560,894, or net proceeds of $39,810,204.

On December 21, 2018, the Company repurchased and cancelled an aggregate of 104,413 unvested shares of restricted common stock for a purchase price of $0.0067 per share.

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the three-month period ended March 31, 2018 and nine-month period ended December 31, 2018, Aerkomm has issued additional stock warrants exercisable for $26,667 and $30,000, respectively, in value of Aerkomm common stock to the service provider as payment for additional services. As of December 31, 2018, these warrants is equivalent to 4,891 shares of the Company’s common stock.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2018, the Company issued warrants to Boustead to purchase 61,498 shares of the Company’s stock.  For the nine-month period ended December 31, 2018, the Company recorded $193,700 to additional paid-in capital as the cost for the issuance of these stock warrants.

NOTE 10 - Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company for the period. Sales to and account receivable from the customer for the nine-month period and the year ended and as of December 31, 2018 were $1,745,000.

NOTE 11 - Major Vendor

The Company has one major vendor, which represents 10% or more of the total purchases of the Company for the period. Purchases from and account payable to the vendor for the nine-month period and the year ended and as of December 31, 2018 were $1,650,000.

NOTE 12 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih*	Co-founder and former stockholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Dmedia Holding LP (“Dmedia”)	23.99% stockholder
Bummy Wu	Shareholder
Jeffrey Wun	Shareholder and CEO of Aerkomm and Aircom
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Hao Wei Peng	Employee of Aircom Taiwan and founding owner of Aircom Taiwan prior to 12/19/2017
Louis Giordimaina	COO - Aviation of Aircom
Klingon Aerospace, Inc. (“Klingon”)	Daniel Shih was the Chairman from February 2015 to February 2016
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director
Yun Shu Chiou	Former CEO and President prior to December 31, 2017

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 - Related Party Transactions - Continued

*	Daniel Shih has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. This means that Daniel Shih no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of the Company’s common stock, except for a de minimus number of shares of the common stock which will continue to be beneficially owned by him by way of his being a control person in another entity that owns shares of the common stock. Daniel Shih will, however, retain a pecuniary interest in some of the shares of the common stock over which he has relinquished voting and investment power. Daniel Shih has also removed himself from any and all activities relating to the Company’s business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 originally filed with the SEC on December 20, 2017 and declared effective on April 13, 2018, as amended and supplemented to date. Additionally, Barbie Shih (Barbie), Daniel Shih’s wife, was not re-elected to the Company’s board of directors on December 29, 2017. As a result of these events, neither Daniel nor Barbie will maintain any active affiliation with, or material beneficial ownership interest in, the Company.

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31, 2018, March 31, 2018 and December 31, 2017:

	December 31, 2018	March 31, 2018	December 31, 2017
Other receivable from Hao Wei Peng[1]	$-	$-	$46,743
Temporary deposit to Bummy Wu2	$100,067	$-	$-
Rental deposit to Daniel Shih	$2,462	$2,542	$2,396
Loan from Dmedia[3]	$-	$325,040	$-
Other payable to:
Klingon[4]	$762,000	$762,000	$762,000
Jeffrey Wun[6]	46,236	-	22,327
Louis Giordimaina	6,071	135,973	-
Daniel Shih[5]	13,444	132,305	128,543
Yih Lieh (Giretsu) Shih[6]	15,497	81,752	76,600
WWI[7]	39,224	38,241	9,410
Others[6]	66,826	149,307	83,515
Total	$949,298	$1,299,578	$1,082,395

1.	Represents receivable from Mr. Peng due to the transactions prior to the acquisition of Aircom Telecom on December 19, 2017. The amount is subsequently collected on January 4, 2018.

2.	In November 2018, Aircom HK’s bank account was temporarily frozen by its local bank in Hong Kong (the “HK bank”) due to Aircom HK’s failure to timely submit to the HK bank corporate documentation relating to the corporate organization and goodstanding of Aircom HK’s parent company, Aircom, and Aircom’s parent company, Aerkomm. To avoid a potential cash flow issue resulting from this temporary account freeze, Aircom HK withdrew $100,067 in cash from the HK bank and temporarily deposited it in an existing related party’s bank account at a different bank for safe keeping. The Aircom HK’s bank account with the HK bank was reactivated by the HK bank subsequently and the cash that was transferred to the related party’s account was redeposited into Aircom HK’s bank account at the HK bank in February 2019.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 - Related Party Transactions - Continued

3.	Represents short-term loan from Dmedia. This short-term loan has an expiration date of January 30, 2019 and an annual interest rate of 3%. The Company repaid the short-term loan in full on June 14, 2018.

4.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2018, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

5.	The amount as of March 31, 2018 represents payable to employees as a result of regular operating activities, while the amount as of December 31, 2018 represents rental payable.

6.	Represents payable to employees as a result of regular operating activities.

7.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware and another rent for the Hong Kong office starting June 28, 2018.

b.	For the nine-month periods ended December 31, 2018 and 2017, three-month period ended March 31, 2018 and year ended December 31, 2018 and 2017:

	Nine Months Ended December 31,		Three Months Ended March 31,	Year Ended December 31,
	2018	2017	2018	2018	2017
		(Unaudited)
Consulting expense paid to Louis Giordimaina	$87,275	$-	$134,971	$222 ,246	$-
Consulting expense paid to Yun Shu Chiou	-	-	-	-	55,000
Legal expense paid to WISD	10,779	-	-	10,779	-
Rental expense charged by Daniel Shih	11,811	20,232	4,040	15,851	20,232
Rental expense charged by WWI	27,486	3,150	1,350	28,836	3,150
Interest expense charged by Dmedia	1,915	-	1,201	3,116	-

On May 25, 2018, Mr. Louis Giordimaina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting expense paid for the year ended December 31, 2018 in the amount of $222,246 represents the consulting services provided prior to the conversion.

Aircom Japan entered into a lease agreement with Daniel Shih, between August 1, 2014 and July 31, 2016, which was renewed on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel Shih a rental fee of approximately $1,200 per month. The lease will be expired on June 2020.

Aircom engaged WISD to handle its filing of patent and trademark applications.

The Company has a lease agreement with WWI with monthly rental cost of $450. The lease term was from June 1, 2017 to May 31, 2018 and the lease was not renewed. The Company has another lease agreement with WWI for its office space in Hong Kong with monthly rental cost of $3,833. The lease term is from June 28, 2018 to June 27, 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,147,155 and $1,740,447 (unaudited) for the nine-month periods ended December 31, 2018 and 2017, respectively, and $275,806 for the three-month period ended March 31, 2018, and $1,422,961 and $1,749,447 for the years ended December 31, 2018 and 2017, respectively, related to such employee stock options.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 - Stock Based Compensation - Continued

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 - Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of December 31, 2018, March 31, 2018 and December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2017	1,088,882	$0.8087	$0.2542
Granted	-	-	-
Exercised	(3,936)	0.0067	0.0019
Forfeited/Cancelled	(152,684)	3.2749	1.0296
Options outstanding at December 31, 2017	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	932,262	0.4081	0.1282

Options exercisable at December 31, 2017	629,795	0.2060	0.0645

Options exercisable at March 31, 2018	681,587	0.2200	0.0690

Options exercisable at December 31, 2018	846,287	0.3660	0.1150

A summary of the status of nonvested shares under Aircom 2014 Plan as of December 31, 2018, March 31, 2018 and December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2017	675,510	$1.2985
Granted	-	-
Vested	(220,359)	0.5730
Forfeited/Cancelled	(152,684)	3.2749
Options nonvested at December 31, 2017	302,467	0.8315
Granted	-	-
Vested	(51,792)	0.4080
Forfeited/Cancelled	-	-
Options nonvested at March 31, 2018	250,675	0.9163
Granted	-	-
Vested	(164,700)	0.5748
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	85,975	0.7305

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2018, March 31, 2018 and December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2017	-	$-	$-
Granted	412,000	29.5771	17.7006
Exercised	-	-	-
Forfeited/Cancelled	(159,000)	27.5000	16.4610
Options outstanding at December 31, 2017	253,000	30.8825	17.5175
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(48,000)	27.5000	16.4610
Options outstanding at March 31, 2018	205,000	31.6744	18.9522
Granted	78,000	19.7462	9.2500
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	283,000	28.3867	16.2781

Options exercisable at December 31, 2017	84,750	27.5840	17.0025

Options exercisable at March 31, 2018	40,875	28.2339	17.5839

Options exercisable at December 31, 2018	111,589	28.7052	16.5968

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of December 31, 2018, March 31, 2018 and December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2017	-	$-
Granted	412,000	29.5771
Vested	(84,750)	27.8540
Forfeited/Cancelled	(159,000)	27.5000
Options nonvested at December 31, 2017	168,250	32.4080
Granted	-	-
Vested	(4,125)	27.5000
Forfeited/Cancelled	-	-
Options nonvested at March 31, 2018	164,125	32.5312
Granted	78,000	19.7462
Vested	(70,714)	28.9777
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	171,411	28.1794

As of December 31, 2018, March 31, 2018 and December 31, 2017, there were approximately $2,174,000, $1,756,000 and $5,057,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 - Commitments

As of December 31, 2018, the Company’s significant commitments with unrelated parties and contingency are summarized as follows:

1)	The Company’s lease for its office in Fremont, California expires in May 2020. Rental expense for the nine-month periods ended December 31, 2018 and 2017 was $58,014 and $54,653 (unaudited), respectively, and was $15,618, $73,632 and $71,152 for the three-month period ended March 31, 2018 and for the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, future minimum lease payment is $77,352 for the next twelve-month period ending December 31, 2019.

2)	The Company has another lease for its Japan office expiring June 2020. Rental expense for the nine-month periods ended December 31, 2018 and 2017 was $28,578 and $30,475 (unaudited), respectively, and was $9,731, $38,309 and $55,043 for the three-month period ended March 31, 2018 and for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, future minimum lease payment obligation is $35,572, including the 8% Japan consumption tax, for the next twelve-month period ending December 31, 2019.

3)	The Company assumed a lease for its Taiwan office expiring October 31, 2018 as a result of the acquisition of Aircom Taiwan. Rental expense was approximately $66,589 and $0 for the nine-month periods ended December 31, 2018 and 2017, respectively, and was $0, $0 and $0 for the three-month period ended March 31, 2018 and for the years ended December 31, 2018 and 2017, respectively. Aircom Taiwan is currently negotiating a renewal on the contract although there can be no assurance that a renewal lease will be signed on terms acceptable to the Company if at all. As of December 31, 2018, future minimum lease payment obligation is estimated to be $88,206 for the next twelve-month period ending December 31, 2019.

4)	The Company entered into a lease for its Hong Kong office on June 28, 2018, which expires on June 27, 2020. Rental expense for the nine-month periods ended December 31, 2018 was $26,550. As of December 31, 2018, future minimum lease payment is $45,974 for the next twelve-month period ending December 31, 2019.

5)	On June 20, 2018, the Company entered into a Cooperation Framework Agreement with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), with RMB 2,000,000 (approximately US$309,000) paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) to be paid by August 15, 2018. However, the Company is currently working with Yihe to postpone the project as well as the remaining payment, although there can be no assurance that a postponement will be agreed upon on terms acceptable to the Company if at all.

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

Date: March 26, 2018	AERKOMM INC.

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

Signature	Title	Date

/s/ Jeffrey Wun	Chief Executive Officer, President and Chairman	March 29, 2019
Jeffrey Wun	(Principal Executive Officer)

/s/ Y. Tristan Kuo	Chief Financial Officer	March 29, 2019
Y. Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ James J. Busuttil	Director	March 29, 2019
James J. Busuttil

/s/ Raymond Choy	Director	March 29, 2019
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	March 29, 2019
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	March 29, 2019
Colin Lim

/s/ Richmond Akumiah	Director	March 29, 2019
Richmond Akumiah

/s/ Jan-Yung Lin	Director	March 29, 2019
Jan-Yung Lin