Form 10-Q
period 2019-03-31
Aerkomm Inc.
filed 2019-05-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

As of May 14, 2019, there were 9,247,272 shares of the registrant’s common stock issued and outstanding. This number reflects a reverse split in the ratio of 1 for 5 effective January 16, 2019.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2019

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	32

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$78,248	$88,309
Accounts receivable	1,355,100	1,745,000
Inventories	1,329,639	-
Prepaid expenses	1,467,678	1,479,123
Other receivable – others	1,420	2,616
Temporary deposit – related party	-	100,067
Other current assets	30,420	11,336
Total Current Assets	4,262,505	3,426,451
Property and Equipment
Cost	2,714,818	2,715,543
Accumulated depreciation	(459,475)	(322,049)
	2,255,343	2,393,494
Prepayment for land	35,237,127	35,237,127
Prepayment for equipment	-	54,625
Construction in progress	-	1,311,245
Net Property and Equipment	37,492,470	38,996,491
Other Assets
Intangible asset, net	3,258,750	3,382,500
Goodwill	1,475,334	1,475,334
Operating lease right-of-use assets, net	584,355	-
Deposits - related party	2,440	2,462
Deposits - others	105,316	105,447
Total Other Assets	5,426,195	4,965,743
Total Assets	$47,181,170	$47,388,685

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan - related party	$182,500	$-
Accounts payable	1,650,000	1,650,000
Accrued expenses	869,817	412,165
Other payable - related parties	1,074,394	949,298
Other payable - others	3,101,653	2,956,488
Operating lease liability – current – related parties	62,550	-
Operating lease liability – current - others	438,777	-
Total Current Liabilities	7,379,691	5,967,951
Long-term Liabilities
Operating lease liability – non-current – related parties	16,535	-
Operating lease liability – non-current - others	158,764	-
Restricted stock deposit liability	1,000	1,000
Total Liabilities	7,555,990	5,968,951
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,098,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2019; 9,098,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2018	45,490	45,490
Additional paid in capital	56,791,250	56,546,408
Accumulated deficits	(17,675,120)	(15,292,128)
Accumulated other comprehensive income	463,560	119,964
Total Stockholders’ Equity	39,625,180	41,419,734
Total Liabilities and Stockholders’ Equity	$47,181,170	$47,388,685

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month Periods Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net Sales	$-	$-
Operating Expenses	2,048,289	1,450,899

Loss from Operations	(2,048,289)	(1,450,899)

Net Non-Operating Loss	(331,470)	(4,222)

Loss Before Income Taxes	(2,379,759)	(1,455,121)

Income Tax Expense	3,233	4,062

Net Loss	(2,382,992)	(1,459,183)

Other Comprehensive Income
Change in foreign currency translation adjustments	343,596	2,934

Total Comprehensive Loss	$(2,039,396)	$(1,456,249)

Net Loss Per Common Share:

Basic	$(0.2577)	$(0.1760)
Diluted	$(0.2577)	$(0.1760)

Weighted Average Shares Outstanding - Basic	9,247,272	8,292,034
Weighted Average Shares Outstanding - Diluted	9,247,272	8,292,034

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three-Month Periods Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,382,992)	$(1,459,183)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	261,176	142,940
Stock-based compensation	313,042	275,806
R&D expenses transferred from inventory and construction in progress	416,231	-
Consulting expense adjustment to change in fair value of warrants	(68,200)	-
Changes in operating assets and liabilities:
Accounts receivable	389,900	-
Inventories	(380,000)	-
Prepaid expenses	11,445	(210)
Other receivable - related party	-	46,743
Other receivable - others	1,196	(14,901)
Temporary deposit - related party	100,067	-
Other current assets	(19,084)	5,389
Deposits - related party	22	(7,566)
Deposits - others	131	(146)
Accrued expenses	457,652	243,539
Other payable - related parties	125,096	217,183
Other payable - others	239,436	182,850
Net Cash Used for Operating Activities	(534,882)	(367,556)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,275)	(6,352)
Net Cash Used for Investing Activities	(1,275)	(6,352)

Cash Flows from Financing Activities
Proceeds from short-term loan - related party	182,500	325,040
Proceeds from subscribed capital	-	56,000
Issuance of stock warrants	-	26,667
Net Cash Provided by Financing Activities	182,500	407,707

Net (Decrease) Increase in Cash	(353,657)	33,799

Cash, Beginning of Period	88,309	21,504

Foreign Currency Translation Effect on Cash	343,596	2,934

Cash, End of Period	$78,248	$58,237

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$279	$113

Non-cash Operating and Financing Activities:
Restricted stock deposit liability transferred to common stock	$-	$42
Prepayment for equipment and construction in progress transferred to inventory	$949,639	$-

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

Aircom Telecom LLC (“Aircom Taiwan”), which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.  The Company is currently planning to locate the site of its first ground station in Taiwan and expects to raise sufficient funds to move forward with this project (although that cannot be guaranteed). Aircom Taiwan will play a significant role in building and operating that ground station.

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

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through its ongoing public offering, short-term borrowings and equity contributions. On April 23, 2019, the Company filed a post-effective amendment No. 2 with the Securities and Exchange Commission (the “SEC”), as described in Note 10, paragraph 2), to extend the public offering to attempt to raise the remaining $16.44 million of the originally registered public offering amount, as well as the $9 million over-subscription option amount (see Note 10). Furthermore, two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company intends to purchase in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors (see Note 14). With the $16.44 million to be raised in the remainder of the Company’s ongoing public offering and the $20 million in Loans committed by the Lenders, the Company believes its working capital will be adequate to sustain its operations for the next twelve months.

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s authorized, issued and outstanding shares of common stock, which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on December 26, 2018. All of the references in these financial statements to authorized common stock and issued and outstanding common stock have been adjusted to reflect this reverse split.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2019 and December 31, 2018, all cash in bank was fully insured by the Federal Deposit Insurance Corporation (FDIC) for the Company and no balance of cash in foreign bank exceeded the amount insured by local deposit insurance.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month periods ended March 31, 2019.

Right-of-Use Asset and Lease Liability

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements.

A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments. The amortization of the right-of-use asset is allocated over the lease term generally on a straight-line basis.

For the lease within a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2019 and 2018, the Company incurred $416,231 (unaudited) and $90,750 of research and development costs, respectively.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to May 10, 2019, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been included in these consolidated financial statements.

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

NOTE 4 - Inventories

As of March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$1,329,639	$-
Supplies	5,219	5,273
	1,334,858	5,273
Allowance for inventory loss	(5,219)	(5,273)
Net	$1,329,639	$-

As of March 31, 2019, the Company transferred construction in progress and Prepayment - Equipment in the amount of $895,014 and $54,625, respectively, to inventories.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - Property and Equipment

As of March 31, 2019 and December 31, 2018, the balances of property and equipment were as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	321,070	321,070
Satellite equipment	275,410	275,410
Vehicle	141,971	141,971
Leasehold improvement	87,721	89,721
Furniture and fixture	34,619	33,344
	2,714,818	2,715,543
Accumulated depreciation	(459,475)	(322,049)
Net	2,255,343	2,393,494
Prepayments - land	35,237,127	35,237,127
Prepayment for equipment	-	54,625
Construction in progress	-	1,311,245
Net	$37,492,470	$38,996,491

As of December 31, 2018, the balance of construction in progress was $1,311,245 after the Company transferred construction in progress in the amount of $721,799 to R&D expenses and $1,854,027 to ground station equipment. As of March 31, 2019, the balance of construction in progress was $0 after the Company transferred $416,231 to R&D expenses and $895,014 to inventories. The Company also transferred $54,625 of prepayment for equipment to inventory.

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayment of $33.85 million as of December 31, 2018. The remaining amount of the purchase price, $624,462, which may also be paid in installments, must be paid in full by the Company and Aerkomm Taiwan in cash before January 4, 2019, which was subsequently extended to July 4, 2019. As of March 31, 2019, the estimated commission payable for the land purchase in the amount of $1,369,148 was recorded to the cost of land.

NOTE 6 - Intangible Asset, Net

As of March 31, 2019 and December 31, 2018, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(1,691,250)	(1,567,500)
Net	$3,258,750	$3,382,500

NOTE 7 - Operating Lease Right-of-Use Asset

As of March 31, 2019, the cost and accumulated amortization for operating lease right-of-use asset were as follows:

March 31, 2019
(Unaudited)
Right-of-used asset	$700,065
Accumulated amortization	(115,710)
Net	$584,355

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – Lease Liability

A.	Lease term and discount rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

Three Months Ended March 31, 2019
Weighted-average remaining lease term	1 year
Weighted-average discount rate	6.00%

As most of our leases do not provide an implicit rate, we use the prime rate based on the information available at the lease commencement date to determine the present value of lease payments.

B.	Maturity of lease liabilities

	Related Party	Others	Total
Remainder of 2019	$65,481	$415,815	$481,296
2020	16,695	205,254	221,949
Total lease payments	$82,176	$621,069	$703,245
Less: Imputed interest	(3,091)	(23,528)	(26,619)
Present value of lease liabilities	$79,085	$597,541	$676,626
Current portion	62,550	438,777	501,327
Non-current portion	$16,535	$158,764	$175,299

NOTE 9 - Income Taxes

Income tax expense for the three-month periods ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
Current:	(Unaudited)
Federal	$-	$-
State	1,600	2,400
Foreign	1,633	1,662
Total	$3,233	$4,062

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Tax benefit at statutory rate	$(605,770)	$(294,826)
Net operating loss carryforwards (NOLs)	273,067	172,225
Foreign investment losses	116,500	11,100
Stock-based compensation expense	65,700	57,919
Amortization expense	(12,800)	(1,700)
Accrued payroll	107,600	-
Others	58,936	59,344
Tax expense at effective tax rate	$3,233	$4,062

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 - Income Taxes - Continued

Deferred tax assets (liability) as of March 31, 2019 and December 31, 2018 consist approximately of:

	March 31, 2019	December 31, 2018
	(Unaudited)
Net operating loss carryforwards (NOLs)	$6,138,000	$5,632,000
Stock-based compensation expense	893,000	893,000
Accrued expenses and unpaid expense payable	381,000	184,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(847,000)	(818,000)
Others	308,000	131,000
Gross	6,941,000	6,090,000
Valuation allowance	(6,941,000)	(6,090,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $851,000 the three months ended March 31, 2019.

As of December 31, 2017, the Company had federal NOLs of approximately $6,686,000 available to reduce future federal taxable income, expiring in 2037. As of March 31, 2019 and December 31, 2018, additional federal NOLs of approximately $13,313,000 and $12,515,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2019 and December 31, 2018, the Company had State NOLs of approximately $21,995,000 and $21,049,000 respectively, available to reduce future state taxable income, expiring in 2039.

As of March 31, 2019 and December 31, 2018, the Company has Japan NOLs of approximately $323,000 and $319,000 available to reduce future Japan taxable income, expiring in 2029.

As of March 31,2019 and December 31, 2018, the Company has Taiwan NOLs of approximately $433,000 and $253,000 available to reduce future Taiwan taxable income, expiring in 2029.

As of March 31, 2019 and December 31, 2018, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2019 and December 31, 2018, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 10 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2019, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 - Capital Stock - Continued

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of March 31, 2019 and December 31, 2018, the restricted shares consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. On December 21, 2018, the Company repurchased and cancelled an aggregate of 104,413 unvested shares of restricted common stock for a purchase price of $0.0067 per share.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering (the “Offering”), issuance and sale of up to 1,411,782 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 per share (originally $8.5 per share before the 1-to-5 reverse split), less underwriting discounts, for minimum gross proceeds of $5,000,000 and up to a maximum of $60,000,000. As of December 31, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 1,024,980 shares of common stock (including 19 shares that were added as a result of rounding in connection with the one-for-five reverse split concluded on January 16, 2019) for gross proceeds of $43,560,894, or net proceeds of $39,810,204. On April 23, 2019, the Company filed a post-effective amendment No. 2 with the Securities and Exchange Commission (the “SEC”) to extend the Offering to attempt to raise the remaining $16.44 million of the amount that was originally registered in the Offering, as well as a $9 million over-subscription option amount.

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the three-month period ended March 31, 2019 and 2018, Aerkomm has issued additional stock warrants exercisable for $0 and $26,667, respectively, in value of Aerkomm common stock to the service provider as payment for additional services. As of March 31, 2018, these warrants are equivalent to 4,891 shares of the Company’s common stock.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of March 31, 2019, the Company issued warrants to Boustead to purchase 61,498 shares of the Company’s stock and the total warrant value is $125,500.  For the three-month period ended March 31, 2019, the Company recorded $68,200 (unaudited) to decrease additional paid-in capital as the adjustment for the issuance costs of these stock warrants.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Daniel Shih*	Co-founder and former stockholder; Aircom’s CEO and Director between February 13, 2017 and April 26, 2017; Aircom’s CFO between February 13, 2017 and May 5, 2017
Dmedia Holding LP (“Dmedia”)	23.99% stockholder
Bummy Wu	Shareholder
Jeffrey Wun	Shareholder and CEO of Aerkomm and Aircom
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Hao Wei Peng	Employee of Aircom Taiwan and founding owner of Aircom Taiwan prior to 12/19/2017
Louis Giordimaina	COO - Aviation of Aircom
Klingon Aerospace, Inc. (“Klingon”)	Daniel Shih was the Chairman from February 2015 to February 2016
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director

*	Daniel Shih has relinquished “beneficial ownership” of substantially all of his equity interests in the Company (whether held directly or indirectly) in a manner acceptable to the Company. This means that Daniel Shih no longer, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, securities, and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of the Company’s common stock. Daniel Shih has also removed himself from any and all activities relating to the Company’s business, including, but not limited to managerial, directional, advisory, promotional, developmental and fund-raising activities, effective upon the effectiveness of the registration statement on Form S-1 originally filed with the SEC on December 20, 2017 and declared effective on April 13, 2018, as amended and supplemented to date. Additionally, Barbie Shih (Barbie), Daniel Shih’s wife, was not re-elected to the Company’s board of directors on December 29, 2017. As a result of these events, neither Daniel nor Barbie will maintain any active affiliation with, or material beneficial ownership interest in, the Company.

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)
Temporary deposit to Bummy Wu1	$-	$100,067
Rental deposit to Daniel Shih	$2,440	$2,462
Loan from Dmedia[2]	$182,500	$-
Operating lease liability to:
Daniel Shih[4]	$24,159	$-
WWI[6]	54,926	-
Total	$79,085	$-
Other payable to:
Klingon[3]	$762,000	$762,000
Jeffrey Wun[5]	49,162	46,236
Louis Giordimaina	20,950	6,071
Daniel Shih[4]	13,325	13,444
Yih Lieh (Giretsu) Shih[5]	88,995	15,497
Hao Wei Peng[5]	47,492	-
WWI[6]	39,134	39,224
Others[5]	53,336	66,826
Total	$1,074,394	$949,298

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 - Related Party Transactions - Continued

1.	In November 2018, Aircom HK’s bank account was temporarily frozen by its local bank in Hong Kong (the “HK bank”) due to Aircom HK’s failure to timely submit to the HK bank corporate documentation relating to the corporate organization and goodstanding of Aircom HK’s parent company, Aircom, and Aircom’s parent company, Aerkomm. To avoid a potential cash flow issue resulting from this temporary account freeze, Aircom HK withdrew $100,067 in cash from the HK bank and temporarily deposited it in an existing related party’s bank account at a different bank for safe keeping. The Aircom HK’s bank account with the HK bank was reactivated by the HK bank subsequently and the cash that was transferred to the related party’s account was redeposited into Aircom HK’s bank account at the HK bank in February 2019.

2.	Represents short-term loan from Dmedia. This short-term loan has an expiration date of January 30, 2020 and an annual interest rate of 3%.

3.	On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2018, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. Since the project might not be successful, the Company reclassified the balance from customer prepayment to other payable due to uncertainty.

4.	The amount represents rental payable.

5.	Represents payable to employees as a result of regular operating activities.

6.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware and another rent for the Hong Kong office starting June 28, 2018.

b.	For the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Consulting expense paid to Louis Giordimaina	$-	$134,971
Amortization expense of right-of-use asset charged by Daniel Shih	3,970	4,040
Amortization expense of right-of-use asset charged by WWI	11,432	1,350
Interest expense charged by Dmedia	298	1,201

On May 25, 2018, Mr. Louis Giordimaina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting expense paid for the three-month period ended March 31, 2018 in the amount of $134,971 represents the consulting services provided prior to the conversion.

Aircom Japan entered into a lease agreement with Daniel Shih, between August 1, 2014 and July 31, 2016, which was renewed on July 31, 2018. Pursuant to the terms of this lease agreement, Aircom Japan pays Daniel Shih a rental fee of approximately $1,200 per month. The lease will be expired on June 2020.

The Company has a lease agreement with WWI with monthly rental cost of $450. The lease term was from June 1, 2017 to May 31, 2018 and the lease was not renewed. The Company has another lease agreement with WWI for its office space in Hong Kong with monthly rental cost of HKD 30,000. The lease term is from June 28, 2018 to June 27, 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 - Stock Based Compensation

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $313,042 (unaudited) and $275,806 for the three-month periods ended March 31, 2019 and 2018, respectively, related to such employee stock options.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in 2018 under the Plans as follows:

Assumptions
Expected term	10 years
Expected volatility	59.83% - 61.78%
Expected dividends	0%
Risk-free interest rate	2.72% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 - Stock Based Compensation - Continued

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of December 31, 2018 and March 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2019	932,262	0.4081	0.1282

Options exercisable at December 31, 2018	846,287	0.2892	0.0908

Options exercisable at March 31, 2019	926,048	0.3884	0.1220

A summary of the status of nonvested shares under Aircom 2014 Plan as of December 31, 2018 and March 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2018	302,467	0.8315
Granted	-	-
Vested	(216,492)	0.5349
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	85,975	1.5786
Granted	-	-
Vested	(79,761)	1.4404
Forfeited/Cancelled	-	-
Options nonvested at March 31, 2019	6,214	3.3528

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2018 and March 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	253,000	30.8824	18.4796
Granted	78,000	19.7462	9.2500
Exercised	-	-	-
Forfeited/Cancelled	(48,000)	27.5000	16.4610
Options outstanding at December 31, 2018	283,000	28.3867	16.2781
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2019	283,000	28.3867	16.2781

Options exercisable at December 31, 2018	111,589	28.7052	16.5968

Options exercisable at March 31, 2019	115,714	28.6623	16.5920

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of March 31, 2019 and December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2018	168,250	32.4079
Granted	78,000	19.7462
Vested	(74,839)	28.8962
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	171,411	28.1794
Granted	-	-
Vested	(4,125)	27.5000
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	167,286	28.1962

As of March 31, 2019 and December 31, 2018, there were approximately $1,853,000 (unaudited) and $2,174,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 - Commitments

As of March 31, 2019, the Company’s significant contingency is summarized as follow:

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

NOTE 14 - Subsequent Events

Public Offering

On April 23, 2019, the Company filed a post-effective amendment No. 2 with SEC to extend the Offering, as described in Note 10, 2), to extend the Offering to attempt to raise the remaining $16.44 million of the originally registered Offering amount, as well as the $9 million over-subscription option amount.

Bridge Loan

On May 9, 2019, two of the Company’s current shareholders each committed to provide to the Company a $10 million bridge loan for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by certain land (the “Land”) the Company intends to purchase. The Land consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan has contracted to purchase the Land for NT$1,056,297,507, or US$34,474,462, and the Company has made deposits totaling US$33,850,000 for this acquisition. The Company expects to pay the remaining balance of the purchase price, approximately US$624,462, and to complete the purchase of the Land following its completion of the Offering. The Loans will be secured by the Land with the initial closing date of the Loans to be a date, designated by the Company, within 30 days following the date that the title for the Land is fully transferred to and vested in the Company’s subsidiary, Aerkomm Taiwan. The Loans shall bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and shall be due and payable upon the earlier of (1) the date of the Company’s (or the Company’s subsidiary, Aerkomm Taiwan) obtaining a mortgage loan secured by the Land with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, provided that the Company provides adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay the Company’s vendors. The Company, of course, cannot provide any assurances that it will be able to raise sufficient additional finds in the Offering to complete its acquisition of the Land or to obtain a mortgage on the Land if and when it is acquired.

Land Commission

On July 10, 2018, in conjunction with the Land acquisition, the Company entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. The commission must be paid to MIGL no later than 90 days following payment in full of the purchase price. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission is due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than 90 days following full payment of the purchase price.

On May 9, 2019, the Company amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2020.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Transition Report on Form 10-KT for the transition period from March 1, 2018 through December 31, 2018, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

MJet GMBH General Terms Agreement

On March 6, 2019, we signed a General Terms Agreement (GTA) with MJet GMBH, or MJet, an Airbus Corporate Jets (“ACJ”) customer, with a more definitive agreement to follow. MJet is an ACJ A319 corporate jet owner and operator based in Vienna, Austria. The GTA provides for the provision, installation, testing and certification of our Aerkomm K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an MJet ACJ A319 aircraft under the supervision of Airbus. Assuming the installation, testing and certification of our AERKOMM®K++ system on the MJet A319 is successful, something we cannot guarantee at this time, MJet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, and we would also begin charging MJet for the bandwidth required to use the AERKOMM®K++ system services. Assuming the success of this installation, MJet would become the first recurring payment customer of our IFEC AERKOMM®K++ system as well as being the launch customer of our Aerkomm K++ solution.

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

In connection with the Airbus project, we also identified owners of ACJ aircraft, as potential customers of our AERKOMM®K++ system. ACJ customers, however, would not generate enough internet traffic to make our free-service business model viable. To capitalize on this additional market, we plan to sell our AERKOMM®K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription based plans. This new corporate jet market would generate additional revenue and income for our company. We are currently in advanced discussions with a number of ACJ customers, some of whom have more than one aircraft in their fleets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth key components of our results of operations during the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
	2019	2018	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	2,048,289	1,450,899	597,390	41.2%
Loss from operations	(2,048,289)	(1,450,899)	(597,390)	41.2%
Net non-operating income (expense)	(331,470)	(4,222)	(327,248)	7,751.0%
Loss before income taxes	(2,379,759)	(1,455,121)	(924,638)	63.5%
Income tax expense	3,233	4,062	(829)	20.4%
Net Loss	(2,382,992)	(1,459,183)	(923,809)	63.3%
Other comprehensive income (loss)	343,596	2,934	340,662	11,610.8%
Total comprehensive loss	$(2,039,396)	$(1,456,249)	$(583,147)	40.0%

Revenue. Our total revenue was $0 and $0 for the three-month periods ended March 31, 2019 and 2018 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods

Cost of sales. Our cost of sales was $0 for both the three-month periods ended March 31, 2019 and 2018 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $597,390 to $2,048,289 for the three-month period ended March 31, 2019, from $1,450,899 for the three-month period ended March 31, 2018. Such increase was mainly due to an increase in research and development expense, payroll and related expenses and depreciation expense of $325,480, $143,288 and $118,531, respectively, which was offset by an decrease in consulting expense of $219,610 The decrease in consulting fee was mainly related to the decrease in fair value of warrants issued to our underwriter for the public offering and termination of one consulting agreement.

Net non-operating expense. We had $331,470 in net non-operating expense for the three-month period ended March 31, 2019, as compared to net non-operating expense of $4,222 for the three-month period ended March 31, 2018. Net non-operating expense in the three-month period ended Mach 31, 2019 represents loss on foreign exchange translation of $331,197, while net non-operating expense in the three-month period ended March 31, 2018 includes a foreign exchange translation loss of $3,022 and interest expense of $1,268.

Loss before income taxes. Our loss before income taxes decreased by $924,638 to $2,379,759 for the three-month period ended March 31, 2019, from a loss of $1,455,121 for the three-month period ended March 31, 2018, as a result of the factors described above.

Income tax expense. Income tax expense was $3,233 for the three-month period ended March 31, 2019, as compared to the income tax expense of $4,062 for the three-month period ended March 31, 2018.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $583,147 to $2,039,396 for the three-month period ended March 31, 2019, from $1,456,249 for the three-month period ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $78,248. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our ongoing public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended March 31,
	2019	2018
Net cash used for operating activities	$(534,882)	$(367,556)
Net cash used for investing activity	(1,275)	(6,352)
Net cash provided by financing activity	182,500	407,707
Net increase (decrease) in cash and cash equivalents	(353,657)	33,799
Cash at beginning of year	88,309	21,504
Foreign currency translation effect on cash	343,596	2,934
Cash at end of year	$78,248	$58,237

Operating Activities

Net cash used for operating activities was $534,882 for the three months ended March 31, 2019, as compared to $367,556 for the three months ended March 31, 2018. In addition to the net loss of $2,382,992, the increase in net cash used for operating activities during the three-month period ended March 31, 2019 was mainly due to increase in inventory of $380,000, offset by the decrease in accounts receivable and temporary deposit – related party and decrease in accrued expense and other payable - others of $389,900, $100,067, 457,652 and $239,436, respectively. In addition to the net loss of $1,459,183, the increase in net cash used for operating activities during the three-month period ended March 31, 2018 was mainly due to increase in accrued expenses, other payable – related parties and other payable, and decrease in other payable related parties of $243,539, $217,183, $182,850 and $46,743, respectively, offset by the increase in net operating loss and other receivable of $1,459,183 and $14,901, respectively.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2019 was $1,275 as compared to $6,352 for the three months ended March 31, 2018. The net cash used for investing activities for the three months ended March 31, 2019 and 2018 was mainly for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $182,500 and $407,707, respectively. Net cash provided by financing activities for the three months ended March 31, 2019 were mainly attributable to net proceeds from the borrowing of short-term loans from affiliates in the amount of $182,500. Net cash provided by financing activities for the three months ended March 31, 2018 were mainly attributable to proceeds from the increase in subscribed capital and short-term loans from affiliates in the amount of $56,000 and $325,040, respectively, for the three months ended March 31, 2018.

On May 14, 2018, we entered into an underwriting agreement with Boustead Securities, LLC in connection with the public offering, issuance and sale of up to 1,411,765 shares of our common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. We also granted Boustead Securities, LLC an over-subscription option, exercisable on or prior to the offering termination date to extend the offering for an additional 45 days, pursuant to which we may sell up to 211,764 additional shares of the common stock at the public offering price, less underwriting discounts. The material terms of this offering are described in the prospectus, dated May 14, 2018, filed by us with the Securities and Exchange Commission, or the SEC, on May 14, 2018 pursuant to Rule 424(b) under the Securities Act. This offering is registered with the SEC pursuant to a Registration Statement on Form S-1, as amended and supplemented to date (File No. 333-222208), initially filed by us on December 20, 2017.

As of March 31, 2019, we held 11 closings of this offering, pursuant to which we issued and sold an aggregate of 1,024,980 shares of common stock for gross proceeds of approximately $43.56 million, or net proceeds of approximately $39.81 million after underwriting discounts, commissions and offering expenses payable by us. The offering period for this public offering expired on January 4, 2019 and we filed a post-effective amendment No. 2 with the SEC on April 23, 2019 to extend the public offering to attempt to raise the remaining $16.44 million that has not yet been sold.  The post-effective amendment has not yet been approved by the SEC and we can make no guarantees that we will be able to sell any additional shares on our common stock in the public offering.

On May 9, 2019, two of our current shareholders (the “Lenders”) each committed to provide us a $10 million bridge loan (the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we intend to purchase. The Land consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan has contracted to purchase the Land for NT$1,056,297,507, or US$34,474,462, and we have made deposits totaling US$33,850,000 for this acquisition. We expect to pay the remaining balance of the purchase price, approximately US$624,462, and to complete the purchase of the Land following our completion of our public offering. The Loans will be secured by the Land with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Land is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans shall bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and shall be due and payable upon the earlier of (1) the date of our (or our subsidiary, Aerkomm Taiwan) obtaining a mortgage loan secured by the Land with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to raise sufficient additional finds in our public offering to complete our acquisition of the Land or to obtain a mortgage on the Land if and when it is acquired.

On July 10, 2018, in conjunction with the Land acquisition, we entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price of the Land, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. The commission must be paid to MIGL no later than 90 days following payment in full of the purchase price. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission is due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than 90 days following full payment of the purchase price.  On May 9, 2019, we amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2020.

With the $16.44 million to be raised in the remainder of our ongoing public offering (assuming we are successfully able to complete the public offering) and the $20 million in Loans committed to us by the Lenders, we believe our available working capital will be adequate to sustain our operations at our current levels for the next twelve months. However, even if we successfully raise sufficient capital to satisfy our needs over the next twelve months, following that period we will require additional cash resources for the implementation of our strategy to expand our business or for other investments or acquisitions we may decide to pursue. If our internal financial resources are insufficient to satisfy our capital requirements, we will need seek to sell additional equity or debt securities or obtain additional credit facilities, although there can be no assurances that we will be successful in these efforts. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the three-month period ended March 31, 2019, the Company incurred a comprehensive loss of $2,039,396 and had working capital deficiency of $2,892,780 as of March 31, 2019. Currently, the Company has taken measures, as discussed above, that management believes will improve its financial position by financing activities, including through our ongoing public offering, short-term borrowings and equity contributions.

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

Capital expenditures for the three months ended March 31, 2019 and 2018 were $1,275 and $97,102, respectively.

We anticipate an increase in capital spending in our fiscal year ended December 31, 2019 and estimate that capital expenditures will range from $6 million to $60 million as we begin airborne equipment installations and continue to execute our expansion strategy.

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

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our major revenue for the three-month period ended March 31, 2019 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. We also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2019 and 2018, we incurred approximately $416,231 and $90,750 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2019 and 2018.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2019.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Transition Report on Form 10-KT filed on April 1, 2019 for the transition period from March 1, 2018 through December 31, 2018 and further referenced below, which we are still in the process of remediating as of March 31, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Transition Report on Form 10-KT filed on April 1, 2019.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, please refer to our Transition Report on Form 10-KT for the period from March 31, 2018 through December 31, 2018 filed with the SEC on April 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On December 21, 2018, we repurchased an aggregate of 104,413 unvested shares of our restricted common stock for a purchase price of $0.0067 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.2	Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Form 8A-12G filed on N, 2018)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.1	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.2	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019
10.2a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019
10.3	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019.
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)