Form 10-Q
period 2019-06-30
Aerkomm Inc.
filed 2019-08-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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
Not applicable.

As of August 13, 2019, there were 9,423,244 shares of the registrant’s common stock issued and outstanding. This number reflects a reverse split in the ratio of 1 for 5 effective January 16, 2019.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2019

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash	$6,005,967	$88,309
Accounts receivable	2,954,964	1,745,000
Inventories	1,336,389	-
Prepaid expenses	1,439,265	1,479,123
Other receivable	1,458	2,616
Temporary deposit – related party	-	100,067
Other current assets	13,526	11,336
Total Current Assets	11,751,569	3,426,451
Property and Equipment
Cost	2,712,840	2,710,543
Accumulated depreciation	(595,357)	(322,049)
	2,117,483	2,388,494
Prepayment for land	35,237,127	35,237,127
Prepayment for equipment	-	54,625
Construction in progress	-	1,311,245
Net Property and Equipment	37,354,610	38,991,491
Other Assets
Intangible asset, net	3,135,000	3,382,500
Goodwill	1,475,334	1,475,334
Operating lease right-of-use assets, net	459,723	-
Deposits	108,205	107,909
Total Other Assets	5,178,262	4,965,743
Total Assets	$54,284,441	$47,383,685

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan - related party	$194,600	$-
Accounts payable	3,237,222	1,650,000
Accrued expenses	1,156,075	412,165
Other payable - related parties	531,207	173,854
Other payable - others	4,299,065	3,726,932
Long-term loan – current	7,964	-
Operating lease liability – current – related party	44,494	-
Operating lease liability – current - others	500,429	-
Total Current Liabilities	9,971,056	5,962,951
Long-term Liabilities
Long-term loan	39,778	-
Operating lease liability – non-current	80,355	-
Restricted stock deposit liability	1,000	1,000
Total Liabilities	10,092,189	5,963,951
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,250,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of June 30, 2019; 9,098,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2018	9,250	9,098
Additional paid in capital	62,958,302	56,582,800
Accumulated deficits	(19,360,558)	(15,292,128)
Accumulated other comprehensive income	585,258	119,964
Total Stockholders’ Equity	44,192,252	41,419,734
Total Liabilities and Stockholders’ Equity	$54,284,441	$47,383,685

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month and Six-Month Periods Ended June 30, 2019 and 2018  (Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2019	2018	2019	2018

Net sales	$1,599,864	$-	$1,599,864	$-
Cost of sales	1,587,222	-	1,587,222	-

Gross profit	12,642	-	12,642	-

Operating expenses	1,574,522	2,135,585	3,622,811	3,586,484

Loss from Operations	(1,561,880)	(2,135,585)	(3,610,169)	(3,586,484)

Non-Operating Income (Loss)
Foreign currency exchange gain (loss)	(120,504)	7,444	(451,701)	4,422
Other loss, net	(3,052)	(1,990)	(3,325)	(3,190)

Net Non-Operating Income (Loss)	(123,556)	5,454	(455,026)	1,232

Loss before Income Taxes	(1,685,436)	(2,130,131)	(4,065,195)	(3,585,252)

Income Tax Expense	-	-	3,235	4,062

Net Loss	(1,685,436)	(2,130,131)	(4,068,430)	(3,589,314)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	121,698	(6,616)	465,294	(3,682)

Total Comprehensive Loss	$(1,563,738)	$(2,136,747)	$(3,603,136)	$(3,592,996)

Net Loss Per Common Share:

Basic	$(0.1821)	$(0.2513)	$(0.4398)	$(0.4281)
Diluted	$(0.1821)	$(0.2513)	$(0.4398)	$(0.4281)

Weighted Average Shares Outstanding - Basic	9,253,953	8,476,857	9,250,631	8,384,956
Weighted Average Shares Outstanding - Diluted	9,253,953	8,476,857	9,250,631	8,384,956

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended June 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(4,068,430)	$(3,589,314)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	520,808	291,635
Stock-based compensation	659,591	659,264
R&D expenses transferred from inventory and construction in progress	416,231	-
Consulting expense adjustment to change in fair value of warrants	(159,900)	-
Reversal of consulting expense and interest expense from warrants	(121,733)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,209,964)	-
Inventories	(386,750)	-
Prepaid expenses	39,858	(666,712)
Other receivable – related party	-	46,743
Other receivable – others	1,158	(6,183)
Temporary deposit – related party	100,067	-
Other current assets	(2,190)	(2,046)
Deposits – related party	2,462	(7,566)
Deposits – others	(2,758)	93,548
Accounts payable	1,587,222	-
Accrued expenses	743,910	(220,042)
Other payable - related parties	(418,091)	(166,919)
Other payable - others	1,458,198	(1,252,209)
Net Cash Used for Operating Activities	(840,311)	(4,819,801)

Cash Flows from Investing Activities
Prepayment on land and satellite equipment	-	(18,231,250)
Purchase of property and equipment	(2,297)	(148,502)
Net Cash Used for Investing Activities	(2,297)	(18,379,752)

Cash Flows from Financing Activities
Repayment of short-term bank loan	-	(10,000)
Proceeds from short-term loan - related party	194,600	-
Proceeds from long-term loan	47,742	-
Proceeds from issuance of common stock	6,047,630	23,223,979
Proceeds from subscribed capital	-	56,000
Issuance of stock warrants	5,000	492,367
Net Cash Provided by Financing Activities	6,294,972	23,762,346

Net Increase in Cash	5,452,364	562,793

Cash, Beginning of Period	88,309	21,504

Foreign Currency Translation Effect on Cash	465,294	(3,682)

Cash, End of Period	$6,005,967	$580,615

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$4,000
Cash paid during the period for interest	$338	$206

Non-cash Operating and Financing Activities:
Restricted stock deposit liability transferred to common stock	$-	$(1,644)
Prepayment for equipment and construction in progress transferred to inventory	$949,639	$-

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. Aerkomm’s common stock is quoted for trading on the OTC Markets Group Inc. OTCQX Best Market under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of Aerkomm’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). Aerkomm’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter Aerkomm’s share count, capital structure, or current common stock listing on the OTCQX, where it is also traded (in US dollars) under the symbol “AKOM.”

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

On June 13, 2018, Aerkomm established a new wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land and raise sufficient fund for ground station building and operate the ground station for data processing (although that cannot be guaranteed).

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

Aircom and its subsidiaries are full-service, development stage providers of in-flight entertainment and connectivity (“IFEC”) solutions with their initial market in the Asia Pacific region.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - Organization - Continued

Aerkomm and its subsidiaries (the “Company”) have not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through ongoing public offerings, short-term borrowings and equity contributions. On April 23, 2019, the Company filed a post-effective amendment No. 2 (“POS AM No.2”) with the Securities and Exchange Commission (the “SEC”), to extend the public offering to attempt to raise the then remaining $16.44 million of the originally registered public offering amount, as well as the $9 million over-subscription option amount (see Note 11). On May 17, 2019, the Company filed a post-effective amendment No. 3 with the SEC to further amend POS AM No. 2 and which was declared effective by the SEC on May 23, 2019. Furthermore, two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company intends to purchase in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On June 27, 2019, the Company closed an additional $6.46 million of fund raising from the public offering. With the $9.98 million to be raised in the remainder of the Company’s ongoing public offering and the $20 million in Loans committed by the Lenders, the Company believes its working capital will be adequate to sustain its operations for the next twelve months.

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s authorized, issued and outstanding shares of common stock, which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on December 26, 2018 (see Note 11). All of the references in these financial statements to authorized common stock and issued and outstanding common stock have been adjusted to reflect this reverse split.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2019, the consolidated statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2019 and 2018 and results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes to the consolidated financial statements related to these three- and six-month periods are unaudited. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or other future year.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2019 and December 31, 2018, the total balance of cash in bank exceeding the amount insured by Federal Deposit Insurance Corporation (“FDIC”) for the Company was approximately $5,463,000 and $0. Deposits at financial institutions outside the US were fully insured.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month and six-month periods ended June 30, 2019.

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

For the lease within a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company adopted ASU 2016-02 effective January 1, 2019.

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term loan approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans. There were no outstanding derivative financial instruments as of June 30, 2019.

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s major revenue for the six-month period ended June 30, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the six-month periods ended June 30, 2019 and 2018, the Company incurred $416,231 (unaudited) and $237,650 (unaudited) of research and development costs, respectively.

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

Foreign Currency Transactions

Foreign currency transactions are recorded in U.S. dollars at the exchange rates in effect when the transactions occur. Exchange gains or losses derived from foreign currency transactions or monetary assets and liabilities denominated in foreign currencies are recognized in current income. At the end of each period, assets and liabilities denominated in foreign currencies are revalued at the prevailing exchange rates with the resulting gains or losses recognized in income for the period.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to August 9, 2019, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been included in these consolidated financial statements.

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

NOTE 4 - Inventories

As of June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$1,336,389	$-
Supplies	5,233	5,273
	1,341,622	5,273
Allowance for inventory loss	(5,233)	(5,273)
Net	$1,336,389	$-

As of June 30, 2019, the Company transferred construction in progress and Prepayment - Equipment in the amount of $895,014 and $54,625, respectively, to inventories. As of December 31, 2018, the Company transferred inventories in the amount of $11,029 to R&D expenses.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - Property and Equipment

As of June 30, 2019 and December 31, 2018, the balances of property and equipment were as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	322,093	321,070
Satellite equipment	275,410	275,410
Vehicle	141,971	141,971
Leasehold improvement	84,721	84,721
Furniture and fixture	34,618	33,344
	2,712,840	2,710,543
Accumulated depreciation	(595,357)	(322,049)
Net	2,117,483	2,388,494
Prepayments - land	35,237,127	35,237,127
Prepayment for equipment	-	54,625
Construction in progress	-	1,311,245
Net	$37,354,610	$38,991,491

As of June 30, 2019, the balance of construction in progress was $0 after the Company transferred $416,231 (unaudited) to R&D expenses and $895,014 (unaudited) to inventories. The Company also transferred $54,625 (unaudited) of prepayment for equipment to inventory.

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayment of $33.85 million as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price of $624,462. As of June 30, 2019, the estimated commission payable for the land purchase in the amount of $1,362,525 (unaudited) was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2020.

Depreciation expense was $135,622 (unaudited) and $24,945 (unaudited) for the three-month periods ended June 30, 2019 and 2018 and $273,308 (unaudited) and $44,135 (unaudited) for the six-month periods ended June 30, 2019 and 2018, respectively.

NOTE 6 - Intangible Asset, Net

As of June 30, 2019 and December 31, 2018, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(1,815,000)	(1,567,500)
Net	$3,135,000	$3,382,500

Amortization expense was $123,750 (unaudited) and $123,750 (unaudited) for the three-month periods ended June 30, 2019 and 2018 and $247,500 (unaudited) and $247,500 (unaudited) for the six-month periods ended June 30, 2019 and 2018, respectively.

NOTE 7 - Operating Lease Right-of-Use Asset

As of June 30, 2019, the cost and accumulated amortization for operating lease right-of-use asset were as follows:

June 30, 2019
(Unaudited)
Right-of-used asset	$685,840
Accumulated amortization	(226,117)
Net	$459,723

Amortization expense of right-of-use asset was $118,255 (unaudited) and $243,995 (unaudited) for the three months and six months ended June 30, 2019.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of June 30, 2019 are as follows:

Twelve months ending June 30,

(Unaudited)
2020	$12,248
2021	12,248
2022	12,248
2023	12,248
2024	11,226
Total installment payments	60,218
Less: Imputed interest	(12,476)
Present value of long-term loan	47,742
Current portion	7,964
Non-current portion	$39,778

 NOTE 9 - Lease Liability

A.	Lease term and discount rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

Six Months Ended June 30, 2019
(Unaudited)
Weighted-average remaining lease term	0.76 year
Weighted-average discount rate	6.00%

As most of our leases do not provide an implicit rate, we use the prime rate based on the information available at the lease commencement date to determine the present value of lease payments.

B.	Maturity of lease liabilities

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
7/1/2019-6/30/2020	$45,953	$516,465	$562,418
7/1/2020-6/30/2021	-	81,352	81,352
Total lease payments	45,953	597,817	643,770
Less: Imputed interest	(1,459)	(17,033)	(18,492)
Present value of lease liabilities	44,494	580,784	625,278
Current portion	44,494	500,429	544,923
Non-current portion	$-	$80,355	$80,355

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 - Income Taxes

Income tax expense for the three-month and six-month periods ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal	$-	$-	$-	$-
State	-	-	1,600	2,400
Foreign	-	-	1,635	1,662
Total	$-	$-	$3,235	$4,062

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(409,180)	$(447,328)	$(1,014,950)	$(742,154)
Net operating loss carryforwards (NOLs)	418,780	540,592	691,847	712,817
Foreign investment losses	67,200	14,649	183,700	14,649
Stock-based compensation expense	72,800	80,526	138,500	138,445
Amortization expense	(12,800)	(1,700)	(25,600)	(3,400)
Accrued R&D expense	-	(168,000)	-	(168,000)
Accrued payroll	(149,400)	-	(41,800)	-
Others	12,600	(18,739)	71,538	51,705
Tax expense at effective tax rate	$-	$-	$3,235	$4,062

Deferred tax assets (liability) as of June 30, 2019 and December 31, 2018 consist approximately of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Net operating loss carryforwards (NOLs)	$6,689,000	$5,632,000
Stock-based compensation expense	1,078,000	893,000
Accrued expenses and unpaid expense payable	249,000	184,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(877,000)	(818,000)
Others	421,000	131,000
Gross	7,628,000	6,090,000
Valuation allowance	(7,628,000)	(6,090,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,538,000 (unaudited) the six months ended June 30, 2019.

As of December 31, 2017, the Company had federal NOLs of approximately $6,686,000 available to reduce future federal taxable income, expiring in 2037. As of June 30, 2019 and December 31, 2018, additional federal NOLs of approximately $15,045,000 (unaudited) and $12,515,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2019 and December 31, 2018, the Company had State NOLs of approximately $23,886,000 (unaudited) and $21,049,000 respectively, available to reduce future state taxable income, expiring in 2039.

As of June 30, 2019 and December 31, 2018, the Company has Japan NOLs of approximately $333,000 (unaudited) and $319,000 available to reduce future Japan taxable income, expiring in 2029.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 - Income Taxes - Continued

As of June 30,2019 and December 31, 2018, the Company has Taiwan NOLs of approximately $1,687,000 (unaudited) and $879,000 available to reduce future Taiwan taxable income, expiring in 2029.

As of June 30, 2019 and December 31, 2018, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2019 and December 31, 2018, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 11 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2019, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of June 30, 2019 and December 31, 2018, the restricted shares consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. On December 21, 2018, the Company repurchased and cancelled an aggregate of 104,413 unvested shares of restricted common stock for a purchase price of $0.0067 per share.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering (the “Offering”), issuance and sale of up to 1,411,782 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 per share (originally $8.5 per share before the 1-to-5 reverse split), less underwriting discounts, for minimum gross proceeds of $5,000,000 and up to a maximum of $60,000,000. As of December 31, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 1,024,980 shares of common stock (including 19 shares that were added as a result of rounding in connection with the one-for-five reverse split concluded on January 16, 2019) for gross proceeds of $43,560,894, or net proceeds of $39,810,204. On April 23, 2019, the Company filed a post-effective amendment No. 2 with the Securities and Exchange Commission (the “SEC”) to extend the Offering to attempt to raise the then remaining $16.44 million of the amount that was originally registered in the Offering, as well as a $9 million over-subscription option amount. On May 17, 2019, the Company filed a post-effective amendment No. 3 with the Securities and Exchange Commission (the “SEC”) to extend the Offering subsequently and which was declared effective by the SEC on May 23. 2019. On June 27, 2019, the Company completed one closing in the gross amount of $6,460,000 and issued 152,000 shares of common stock.

On July 2, 2019, the board of directors approved a supplement to the engagement agreement with one of the Company’s service providers pursuant to which the Company agreed to issue to the service provider 23,972 restricted shares of the Company’s common stock in consideration of that service provider’s agreement to defer the receipt of payment of certain accrued fees due to the service provider.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 - Capital Stock - Continued

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the six-month periods ended June 30, 2019 and 2018, Aerkomm has issued additional stock warrants exercisable for $0 and $26,667, respectively, in value of Aerkomm common stock to the service provider as payment for additional services. As of June 28, 2019, these warrants are equivalent to 4,891 shares of the Company’s common stock. On June 29, 2019, the Company settled with the service provider to cancel all these warrants with $75,000 in three installments payable on July 3, August 1, and September 1, 2019.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of June 30, 2019, the Company has issued warrants to Boustead to purchase 70,621 shares of the Company’s stock and the total warrant value is $38,800.  For the six-month period ended June 30, 2019, the Company recorded $159,900 (unaudited) to decrease additional paid-in capital as the adjustment for the issuance costs of these stock warrants.

NOTE 12 - Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company for the period. Sales to and account receivable from the customer for the six months ended and as of June 30, 2019 were $1,599,864 (unaudited).

NOTE 13 - Major Vendor

The Company has one major vendor, which represents 10% or more of the total purchases of the Company for the period. Purchases from and account payable to the vendor for the six months ended and as of June 30, 2019 were $1,587,222 (unaudited).

NOTE 14 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Dmedia Holding LP (“Dmedia”)	Major stockholder
Bummy Wu	Shareholder
Jeffrey Wun	Shareholder and CEO of Aerkomm and Aircom
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Chien Ming Tseng	President of Aircom Taiwan
Hao Wei Peng	Employee of Aircom Taiwan and founding owner of Aircom Taiwan prior to 12/19/2017
Louis Giordimaina	COO - Aviation of Aircom
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)
Temporary deposit to Bummy Wu1	$-	$100,067
Loan from Dmedia[2]	$194,600	$-
Operating lease liability to WWI[3]	$44,494	$-
Other payable to:
Yih Lieh (Giretsu) Shih[4]	$204,006	$15,497
Jeffrey Wun[4]	74,044	46,236
Chien Ming Tseng[4]	66,108	-
Hao Wei Peng[4]	47,262	-
Louis Giordimaina[4]	40,803	6,071
WWI[3]	39,318	39,224
Others[4]	59,666	66,826
Total	$531,207	$173,854

1.	In November 2018, Aircom HK’s bank account was temporarily frozen by its local bank in Hong Kong (the “HK bank”) due to Aircom HK’s failure to timely submit to the HK bank corporate documentation relating to the corporate organization and goodstanding of Aircom HK’s parent company, Aircom, and Aircom’s parent company, Aerkomm. To avoid a potential cash flow issue resulting from this temporary account freeze, Aircom HK withdrew $100,067 in cash from the HK bank and temporarily deposited it in an existing related party’s bank account at a different bank for safe keeping. The Aircom HK’s bank account with the HK bank was reactivated by the HK bank subsequently and the cash that was transferred to the related party’s account was redeposited into Aircom HK’s bank account at the HK bank in February 2019.

2.	Represents short-term loan from Dmedia. This short-term loan has an expiration date of January 30, 2020 and an annual interest rate of 3%. The Company repaid the loan in full on July 1. 2019.

3.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware, which ended in May 2018, and rent for another Hong Kong office starting June 28, 2018.

4.	Represents payable to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 - Related Party Transactions - Continued

b.	For the three-month and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consulting expense paid to Louis Giordimaina	$-	$87,275	$-	$222,246
Legal expense paid to WISD	-	1,392	-	1,392
Amortization expense of right-of-use asset charged by WWI	11,440	-	22,872	-
Rental expense charged by WWI	-	1,334	-	2,684
Interest expense charged by Dmedia	1,446	1,915	1,744	3,116

On May 25, 2018, Mr. Louis Giordimaina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting expense paid for the six-month period ended June 30, 2018 in the amount of $222,246 represents the consulting services provided prior to the conversion.

Aircom engaged WISD to handle its filing of patent and trademark applications.

The Company had a lease agreement with WWI with a monthly rental cost of $450 that expired on May 31, 2018 and was not renewed. The Company has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000. The lease term is from June 28, 2018 to June 27, 2020. Effective January 1, 2019, the Company adopted ASU2016-02, “Leases” (Topic 842) (“ASU 2016-02”), and accounted for these leases under amortization of the lease payment under Note 9, Lease Liabilities.

NOTE 15 - Stock Based Compensation

In March 2014, Aircom’s Board of Directors adopted the 2014 Stock Option Plan (the “Aircom 2014 Plan”). The Aircom 2014 Plan provided for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of Aircom. On February 13, 2017, pursuant to the Exchange Agreement, Aerkomm assumed the options of Aircom 2014 Plan and agreed to grant options to purchase an aggregate of 1,088,882 shares of the Company’s common stock to Aircom’s stock option holders.

One-third of stock option shares vested on the first anniversary of the grant date or the employee’s acceptance to serve the Company, and the remainder of the grant vested and will vest in 36 equal monthly installments thereafter, subject to the grantee’s continuous service through the applicable vesting date. Option prices for such options were determined by Aircom’s Board of Directors. The Aircom 2014 Plan became effective upon its adoption by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aircom 2014 Plan.

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan” and together with the Aircom 2015 Plan, the “Plans”) and the reservation of 1,000,000 shares of the Company’s common stock for future grant or issuance under the Aerkomm 2017 Plan. On June 23, 2017, the Board of Directors voted to increase the number of shares of common stock reserved for future grant or issuance under the Aerkomm 2017 Plan to 2,000,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of the Company, as determined by the Compensation Committee of the Board of Directors (or, prior to the establishment of the Compensation Committee on January 23, 2018, the Board of Directors).

On June 23, 2017, the Board of Directors approved the grant of options to purchase an aggregate of 291,000 shares under the Aerkomm 2017 Plan to certain officers and directors of the Company. The option agreements are classified into three types of vesting schedules, which include, 1) 1/6 of the shares subject to the option shall vest commencing on the vesting start date and the remaining shares shall vest at the rate of 1/60 for the next 60 months on the same day of the month as the vesting start date; 2) 1/4 of the shares subject to the option shall vest commencing on the vesting start date and the remaining shares shall vest at the rate of 1/36 for the next 36 months on the same day of the month as the vesting start date; 3) 1/3 of the shares subject to the option shall vest commencing on the first anniversary of vesting start date and the remaining shares shall vest at the rate of 50% each year for the next two years on the same day of the month as the vesting start date.

On July 31, 2017, the Board of Directors approved the grant of options to purchase an aggregate of 109,000 shares under the Aerkomm 2017 Plan to 11 of its employees. One-third of these shares subject to the options vested on the first anniversary of the grant date, one-third of the shares vested on the second anniversary of the grant date, and the remaining shares shall vest on the third anniversary of the grant date.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - Stock Based Compensation - Continued

On December 29, 2017, the Board of Directors approved the grant of options to purchase 4,000 shares under the Aerkomm 2017 Plan to each of three of the Company’s independent directors for an aggregate of 12,000 shares. All of these options vested immediately upon grant.

On June 19, 2018, the Compensation Committee approved the grant of options to purchase 32,000 and 30,000 shares under the Aerkomm 2017 Plan to two of the Company executives. One-fourth of the 32,000 shares subject to the option vested on May 1, 2019, and the remaining shares shall vest in three equal yearly installments thereafter. One-third of the 30,000 shares subject to the option vested on May 29, 2019, and the remaining shares shall vest in two equal yearly installments thereafter.

On September 16, 2018 and December 29, 2018, the Compensation Committee approved the grant of options to purchase 4,000 shares under the Aerkomm 2017 Plan to each of four of the Company’s independent directors for an aggregate of 16,000 shares. All of these options vested immediately upon grant.

On July 2, 2019, the Board of Directors approved the grant of options to purchase an aggregate of 339,000 shares under the Aerkomm 2017 Plan to 22 of its directors, officers and employees. 25% of the shares vested on the grant date, 25% of the shares vested on July 17, 2019, 25% of the shares will vest on the first anniversary of the grant date, and 25% of the shares will vest upon the second anniversary of the grant date.

Option price is determined by the Compensation Committee. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $659,591 and $659,264 for the six-month periods ended June 30, 2019 and 2018, respectively, related to such employee stock options.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - Stock Based Compensation - Continued

The Company used the following assumptions to estimate the fair value of options granted in 2018 under the Plans as follows:

Assumptions
Expected term	10 years
Expected volatility	59.83% - 61.78%
Expected dividends	0%
Risk-free interest rate	2.72% - 2.99%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of December 31, 2018 and June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2019	932,262	0.4081	0.1282

Options exercisable at December 31, 2018	846,287	0.2892	0.0908

Options exercisable at June 30, 2019	932,262	0.4081	0.1282

A summary of the status of nonvested shares under Aircom 2014 Plan as of December 31, 2018 and June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2018	302,467	$0.8315
Granted	-	-
Vested	(216,492)	0.5349
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	85,975	1.5786
Granted	-	-
Vested	(85,975)	1.3700
Forfeited/Cancelled	-	-
Options nonvested at June 30, 2019	-	-

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2018 and June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	253,000	$30.8824	$18.4796
Granted	78,000	19.7462	9.2500
Exercised	-	-	-
Forfeited/Cancelled	(48,000)	27.5000	16.4610
Options outstanding at December 31, 2018	283,000	28.3867	16.2781
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2019 (unaudited)	283,000	28.3867	16.2781

Options exercisable at December 31, 2018	111,589	28.7052	16.5968

Options exercisable at June 30, 2019 (unaudited)	143,839	27.5782	15.6913

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of June 30, 2019 and December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2018	168,250	$32.4079
Granted	78,000	19.7462
Vested	(74,839)	28.8962
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	171,411	28.1794
Granted	-	-
Vested	(32,250)	23.6783
Forfeited/Cancelled	-	-
Options nonvested at June 30, 2019 (unaudited)	139,161	29.2225

As of June 30, 2019 and December 31, 2018, there were approximately $1,542,000 (unaudited) and $2,174,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 - Commitments

As of June 30, 2019, the Company’s significant commitment is summarized as follows:

Yihe Culture Media Agreement: On June 20, 2018, the Company entered into a Cooperation Framework Agreement with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), RMB 2,000,000 (approximately US$309,000) of which the Company paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) of which was to be paid by August 15, 2018. On July 19, 2019, Yihe and the Company agreed to extend the expiration date of the agreement to June 20, 2022 and to extend the date by which the Company must pay the remaining RMB 6,000,000 on August 12, 2019.

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete solution allowing the installation of our “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on our behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit system. It is anticipated that the Bilateral Aviation Safety Agreement between EASA and the Civil Aviation Administration of China, or CAAC, will be finalized and go into effect in 2019. Pursuant to the terms of our Airbus agreement, The Company agreed to pay the service fees that Airbus provides the Company with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is approximately 16 months from the purchase order issued in August 2018, although there is no guarantee that the project will be successfully completed in the projected timeframe.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom Aerkomm Taiwan Inc., a Taiwanese company and wholly-owned subsidiary, or Aerkomm Taiwan; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing.

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

Recent Developments

On June 27, 2019, we held an additional closing of our ongoing “best efforts” public offering (the “Offering”) in which we issued and sold 152,000 shares of our common stock for gross proceeds of $6,460,000, before underwriting commissions and offering expenses. We may hold additional closings of the Offering from time to time until the end of the offering period on November 23, 2019. With respect to this closing and the continuation of the Offering, we also entered into an amendment to the underwriting agreement (the “Amendment”) with Boustead Securities, LLC. A copy of the Amendment to the Underwriting Agreement is referenced in the description of exhibits herein as Exhibit 10.1.

On July 3, 2019, we paid Tsai Ming-Yin (the “Seller”) a final installment in the amount of US$624,462 of the purchase price for the acquisition by our wholly owned subsidiary, Aerkomm Taiwan, of a 6.36 acre parcel of land (the “Parcel”) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan, which is expected to be used by Aerkomm Taiwan and us to build Aerkomm’s first satellite ground station and data center. On July 16, 2019, the Seller provided us with a letter of undertaking (i) not to exercise his right to cancel and terminate our definitive agreement to purchase the parcel and (ii) to proceed with the transfer of ownership of the Parcel to Aerkomm Taiwan. A copy of this letter of undertaking is referenced in the description of exhibits herein as Exhibit 10.2.

On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of our common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). Our common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter our outstanding share count, capital structure, or current common stock listing on the OTCQX, where our common stock also trades (in US dollars) under the symbol “AKOM.”

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

Additionally, we have developed and begun to market two internet connectivity systems, one for hotels primarily located in remote regions and the other for maritime use. Both systems will operate through a Ku/Ku high throughput satellite, or HTS. We also expect develop a remote connectivity system that will be applicable to the highspeed rail industry.

MJet GMBH General Terms Agreement

On March 6, 2019, we signed a General Terms Agreement (GTA) with MJet GMBH, or MJet, an Airbus Corporate Jets (“ACJ”) customer and an ACJ A319 corporate jet owner and operator based in Vienna, Austria. The GTA provided for the provision, installation, testing and certification of our Aerkomm K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an MJet ACJ A319 aircraft under the supervision of Airbus. On June 11, 2019 the GTA was converted into a definitive agreement with MJet (the “MJet Definitive Agreement”), and on June 12, 2019 MJet placed a Purchase Order with Aircom. MJet will be our launch customer for the first planned installation of our AERKOMM K++ system equipment by the end of 2019 or first quarter of 2020. Assuming the installation, testing and certification of our AERKOMM K++ system on the MJet A319 is successful, something we cannot guarantee at this time, MJet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, at which point we would also begin charging MJet for the bandwidth required to use the AERKOMM K++ system services. Assuming the success of this installation, MJet would become the first recurring payment customer of our IFEC AERKOMM K++ system as well as being the launch customer of our Aerkomm K++ solution. A copy of the MJet Definitive Agreement is attached hereto as Exhibit 10.3. A copy of the MJet Definitive Agreement is attached hereto as exhibit 10.3.

Cooperation Framework Agreement with Shenzhen Yihi Culture Media Co., Ltd. (“Yihe”)

On June 20, 2018, the Company entered into a Cooperation Framework Agreement with Yihe, the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), RMB 2,000,000 (approximately US$309,000) of which the Company paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) of which was to be paid by August 15, 2018. On July 19, 2019, Yihe and the Company agreed to extend the agreement to expire June 20, 2022 and to extend the date by which the Company must pay the remaining RMB 6,000,000 to August 12, 2019.

Business Development

We are actively working with prospective airline customers to provide services to their passengers utilizing the Airbus to-be certified AERKOMM K++ system. We have entered into non-binding memoranda of understanding with a number of airlines, including Air Malta Airlines of Malta, PanAfriqiyah of Malta, and Onur Air of Turkey. There can be no assurances, however, that these will lead to actual purchase agreements.

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

In connection with the Airbus project, we also identified owners of ACJ aircraft, as potential customers of our AERKOMM K++ system. ACJ customers, however, would not generate enough internet traffic to make our free-service business model viable. To capitalize on this additional market, we plan to sell our AERKOMM K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription based plans. This new corporate jet market would generate additional revenue and income for our company. We are currently in advanced discussions with a number of ACJ customers, some of whom have more than one aircraft in their fleets.

Our AERKOMM K++ System

Following the course of discussions between us and Airbus and in view of the increasing demand by the airlines for a bigger data throughput, we have revised our strategy to focus primarily on Ka-band satellite connectivity solutions for aviation customers and have suspended work on our dual band satellite connectivity solution. Our AERKOMM K++ system will operate through Ka/Ka High Throughput Satellites. The Ku-band system will, however, still be retained for the other applications such as remote locations and maritime use.

Our AERKOMM K++ system will contain a low profile radome (that is, a dome or similar structure protecting our radio equipment) containing two Ka-band antennas, one for transmitting and the other for receiving, and will comply with the ARINC 791 standard of Aeronautical Radio, Incorporated. Our AERKOMM K++ system also meets Airbus Design Organization Approval.

GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band Satellites

Our initial AERKOMM K++ system will work only with geostationary earth orbiting, or GEO, Ka-band satellites. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. Only low earth orbiting, or LEO, satellites can collect high quality data over the North and South poles. We are developing technologies to work with LEO satellites and plans to partner with Airbus to develop aircraft installation solutions. As new GEO and LEO Ka-band satellites are regularly launched over the next few years, which, we expect, will enable the provision of worldwide aircraft coverage, we plan to have the necessary technology ready to take advantage of this new trend in Ka-band aviation connectivity, although we cannot assure you that we will be successful in this new area of endeavor.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
	2019	2018	$	%
Sales	$1,599,864	$-	$1,599,864	100.0%
Cost of sales	1,587,222	-	1,587,222	100.0%
Operating expenses	1,574,522	2,135,585	(561,063)	(26.3)%
Loss from operations	(1.561.880)	(2,135,585)	(573,705)	(26.9)%
Net non-operating income (expense)	(123,556)	5,454	(129,010)	(2,365.4)%
Loss before income taxes	(1,685,436)	(2,130,131)	444,695	(20.9)%
Net Loss	(1,685,436)	(2,130,131)	444,695	(20.9)%
Other comprehensive income (loss)	121,698	(6,616)	128,314	(1,939.4)%
Total comprehensive loss	$(1,563,738)	$(2,136,747)	$573,009	(26.8)%

Revenue. Our total revenue was $1,599,864 and $0 for the three-month periods ended June 30, 2019 and 2018. Our total revenue of $1,599,864 for the three-month period ended June 30, 2019 was a non-recurring sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks as we are still developing our core business in in-flight entertainment and connectivity.

Cost of sales. Our cost of sales was $1,587,222 and $0 for the three-month periods ended June 30, 2019 and 2018. The cost of sales of $1,587,222 for the three-month period ended June 30, 2019 was the cost of non-recurring sales of satellite-based mobile communication units.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $561,063 to $1,574,522 for the three-month period ended June 30, 2019, from $2,135,585 for the three-month period ended June 30, 2018. Such decrease was mainly due to the decrease in consulting fee, investor relation and public listing related expense and research and development expense of $704,843, $237,858 and $146,900, respectively, which was offset by the increase in depreciation expense and payroll related expense of $110,678 and $146,896, respectively. The decrease in consulting fee was mainly related to the decrease in fair value of warrants issued to our underwriter for the public offering and termination of one consulting agreement.

Net non-operating expense. We had $123,556 in net non-operating expense for the three-month period ended June 30, 2019, as compared to net non-operating income of $5,454 for the three-month period ended June 30, 2018. Net non-operating expense in the three-month period ended June 30, 2019 mainly due to the loss on foreign exchange translation of $120,504 and interest expense of $3,062, while net non-operating income in the three-month period ended June 30, 2018 includes a foreign exchange translation gain of $7,444 and net interest expense of $1,990.

Loss before income taxes. Our loss before income taxes decreased by $444,695 to $1,685,436 for the three-month period ended June 30, 2019, from a loss of $2,130,131 for the three-month period ended June 30, 2018, as a result of the factors described above.

Income tax expense. Income tax expense was $0 and $0 for the three-month period ended June 30, 2019 and 2018, respectively.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $573,009 to $1,563,738 for the three-month period ended June 30, 2019, from $2,136,747 for the three-month period ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the six-month periods ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
	2019	2018	$	%
Sales	$1,599,864	$-	$1,599,864	100.0%
Cost of sales	1,587,222	-	1,587,222	100.0%
Operating expenses	3,622,811	3,856,484	36,327	1.0%
Loss from operations	(3,610,169)	(3,586,484)	(23,685)	0.7%
Net non-operating income (expense)	(455,026)	1,232	(456,258)	(37,033.9)%
Loss before income taxes	(4,065,195)	(3,585,252)	(479,943)	13.4%
Income tax expense	3,235	4,062	(827)	(20.4)%
Net Loss	(4,068,430)	(3,589,314)	(479,116)	13.3%
Other comprehensive income (loss)	465,294	(3,682)	468,976	(12,737.0)%
Total comprehensive loss	$(3,603,136)	$(3,592,996)	$(10,140)	0.3%

Revenue. Our total revenue was $1,599,864 and $0 for the six-month periods ended June 30, 2019 and 2018. Our total revenue of $1,599,864 for the six-month period ended June 30, 2019 was a non-recurring sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks as we are still developing our core business in in-flight entertainment and connectivity.

Cost of sales. Our cost of sales was $1,587,222 and $0 for the six-month periods ended June 30, 2019 and 2018. The cost of sales of $1,587,222 for the six-month period ended June 30, 2019 was the cost of non-recurring sales of satellite-based mobile communication units.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $36,326 to $3,622,811 for the six-month period ended June 30, 2019, from $3,586,484 for the six-month period ended June 30, 2018. Such increase was mainly due to the increase in payroll and related expense, depreciation expense, accounting fee, research and development expense and amortization expense of $290,183, $229,209, $179,946, $178,580 and $123,894, respectively, which was offset by the decrease in consulting fee and investor relation and public listing related expense of $924,453 and $255,414, respectively. The decrease in consulting fee was mainly related to the decrease in fair value of warrants issued to our underwriter for the public offering and termination of one consulting agreement.

Net non-operating expense. We had $455,026 in net non-operating expense for the six-month period ended June 30, 2019, as compared to net non-operating income of $1,232 for the six-month period ended June 30, 2018. Net non-operating expense in the six-month period ended June 30, 2019 mainly due to the loss on foreign exchange translation of $451,701 and interest expense of $3,341, while net non-operating income in the six-month period ended June 30, 2018 includes a foreign exchange translation gain of $4,422 and net interest expense of $3,191.

Loss before income taxes. Our loss before income taxes increased by $479,943 to $4,065,195 for the six-month period ended June 30, 2019, from a loss of $3,585,252 for the six-month period ended June 30, 2018, as a result of the factors described above.

Income tax expense. Income tax expense was $3,235 and $4,062 for the six-month period ended June 30, 2019 and 2018, respectively, mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $10,140 to $3,603,136 for the six-month period ended June 30, 2019, from $3,592,996 for the six-month period ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $6,005,967. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our ongoing public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended June 30,
	2019	2018
Net cash used for operating activities	$(840,311)	$(4,819,801)
Net cash used for investing activity	(2,297)	(18,379,752)
Net cash provided by financing activity	6,294,972	23,762,346
Net increase (decrease) in cash and cash equivalents	5,452,364	562,793
Cash at beginning of year	88,309	21,504
Foreign currency translation effect on cash	465,294	(3,682)
Cash at end of year	$6,005,967	$580,615

Operating Activities

Net cash used for operating activities was $840,311 for the six months ended June 30, 2019, as compared to $4,819,801 for the six months ended June 30, 2018. In addition to the net loss of $4,068,430, the increase in net cash used for operating activities during the six-month period ended June 30, 2019 was mainly due to increase in accounts receivable and inventory of $1,209,964 and $386,750, respectively, and decrease in other payable – related parties of $418,091, offset by the decrease in temporary deposit – related party of $100,067 and increase in accounts payable, accrued expense and other payable - others of $1,587,222, $743,910 and $1,458,198, respectively. In addition to the net loss of $3,589,314, the decrease in net cash used for operating activities during the six-month period ended June 30, 2018 was mainly due to increase in prepaid expenses of $666,712 and decrease in accrued expenses, other payable – related parties and other payable - others of $220,042, $166,919 and $1,252,209, respectively, offset by the increase in other receivable – related party and deposits - others of $46,743 and $93,548, respectively.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2019 was $2,297 as compared to $18,379,752 for the six months ended June 30, 2018. The net cash used for investing activities for the six months ended June 30, 2019 was mainly for the purchase of property and equipment. The net cash used for investing activities for the six months ended June 30, 2018 was mainly due to the $18 million deposits paid toward the purchase of a parcel of land to build our first satellite ground station and data center.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $6,294,972 and $23,762,346, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 were mainly attributable to net proceeds from the issuance of common stock from ongoing public offering, borrowing of short-term loans from affiliates and a long-term loan in the amounts of $6,047,630, 194,600 and 47,742. Net cash provided by financing activities for the six months ended June 30, 2018 were mainly attributable to proceeds from the issuance of common stock from public offering, issuance of stock warrants related to the public offering and increase in subscribed capital in the amounts of $23,223,979, $492,367 and $56,000, respectively, offset by the repayment of short-term bank loan of $10,000.

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

As of June 30, 2019, we held 12 closings of this offering, pursuant to which we issued and sold an aggregate of 1,176,980 shares of common stock for gross proceeds of approximately $50.02 million, or net proceeds of approximately $45.86 million after underwriting discounts, commissions and offering expenses payable by us. The offering period for this public offering expired on January 4, 2019 and we filed a post-effective amendment No. 2 with the SEC on April 23, 2019 to extend the public offering to attempt to raise the remaining $16.44 million that had not yet been sold. On May 17, 2019, the Company filed a post-effective amendment No. 3 with the SEC to extend the Offering subsequently, and which was declared effective by the SEC on May 23. 2019.

On May 9, 2019, two of our current shareholders (the “Lenders”) each committed to provide us a $10 million bridge loan (the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we intend to purchase. The Land consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan has contracted to purchase the Land for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we have paid the purchase price for the Land in full. The Loans will be secured by the Land with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Land is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans shall bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and shall be due and payable upon the earlier of (1) the date of our (or our subsidiary, Aerkomm Taiwan) obtaining a mortgage loan secured by the Land with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to raise sufficient additional finds in our public offering to complete our acquisition of the Land or to obtain a mortgage on the Land if and when it is acquired.

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

With the $9.98 million to be raised in the remainder of our ongoing public offering (assuming we are successfully able to complete the public offering) and the $20 million in Loans committed to us by the Lenders, we believe our available working capital will be sufficient to sustain our current financial obligations for the next twelve months. However, even if we successfully raise sufficient capital to satisfy our needs over the next twelve months, following that period we will require additional cash resources for the implementation of our strategy to expand our business or for other investments or acquisitions we may decide to pursue. If our internal financial resources are insufficient to satisfy our capital requirements, we will need seek to sell additional equity or debt securities or obtain additional credit facilities, although there can be no assurances that we will be successful in these efforts. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the six-month period ended June 30, 2019, the Company incurred a comprehensive loss of $3,615,778 and had working capital of $1,767,871 as of June 30, 2019. Currently, the Company has taken measures, as discussed above, that management believes will improve its financial position by financing activities, including through our ongoing public offering, short-term borrowings and equity contributions.

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

Capital expenditures for the six months ended June 30, 2019 and 2018 were $2,297 and $18,379,752, respectively.

We anticipate an increase in capital spending in our fiscal year ended December 31, 2019 and estimate that capital expenditures will range from $6 million to $60 million as we begin airborne equipment installations and continue to execute our expansion strategy.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

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

Right-of-Use Asset and Lease Liability. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements.

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

For the lease within a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company adopted ASU 2016-02 effective January 1, 2019.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Adjustments to prior period’s income tax liabilities are added to or deducted from the current period’s tax provision.

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

Foreign Currency Transactions. Foreign currency transactions are recorded in U.S. dollars at the exchange rates in effect when the transactions occur. Exchange gains or losses derived from foreign currency transactions or monetary assets and liabilities denominated in foreign currencies are recognized in current income. At the end of each period, assets and liabilities denominated in foreign currencies are revalued at the prevailing exchange rates with the resulting gains or losses recognized in income for the period.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our major revenue for the three-month and six-month periods ended June 30, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the six-month periods ended June 30, 2019 and 2018, we incurred approximately $416,231 and $237,650 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the six-month periods ended June 30, 2019 and 2018.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2019.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Transition Report on Form 10-KT filed on April 1, 2019 for the transition period from March 1, 2018 through December 31, 2018 and further referenced below, which we are still in the process of remediating as of June 30, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Transition Report on Form 10-KT filed on April 1, 2019.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, please refer to our Transition Report on Form 10-KT for the period from March 31, 2018 through December 31, 2018 filed with the SEC on April 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On December 21, 2018, we repurchased an aggregate of 104,413 unvested shares of our restricted common stock for a purchase price of $0.0067 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Subsequent Events

On July 2, 2019, our board of directors approved a supplement to our engagement agreement with one of our service providers pursuant to which we agreed to issue to the service provider 23,972 restricted shares of our common stock in consideration of that service provider’s agreement to defer the receipt of payment of certain accrued fees due to the service provider.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Form 8A-12G filed on April 19, 2018)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.1	Amendment No. 3 to Underwriting Agreement between Aerkomm Inc. and Boustead Securities, LLC dated June 27, 2019 (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Current Report on Form 8-K filed on June 28, 2019)
10.2	Letter of Undertaking dated July 6, 2019 (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Current Report on Form 8-K filed on July 18, 2019)
10.3	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019*
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2019	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)