Form 10-Q
period 2019-09-30
Aerkomm Inc.
filed 2019-11-14
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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
Not applicable.

As of November 13, 2019, there were 9,540,891 shares of the registrant’s common stock issued and outstanding. This number reflects a reverse split in the ratio of 1 for 5 effective January 16, 2019.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2019

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash	$2,808,023	$88,309
Accounts receivable	649,939	1,745,000
Inventories	2,380,364	895,014
Prepaid expenses	2,507,069	1,533,748
Other receivable – related party	111,111	-
Other receivable – others	1,461	2,616
Temporary deposit – related party	-	100,067
Other current assets	13,975	11,336
Total Current Assets	8,471,942	4,376,090
Property and Equipment
Cost	2,715,998	2,710,543
Accumulated depreciation	(731,806)	(322,049)
	1,984,192	2,388,494
Prepayment for land	35,861,589	35,237,127
Construction in progress	-	416,231
Net Property and Equipment	37,845,781	38,041,852
Other Assets
Intangible asset, net	3,011,250	3,382,500
Goodwill	1,475,334	1,475,334
Operating lease right-of-use assets, net	364,832	-
Deposits	108,161	107,909
Total Other Assets	4,959,577	4,965,743
Total Assets	$51,277,300	$47,383,685

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$809,908	$1,650,000
Accrued expenses	345,864	412,165
Other payable – related parties	112,192	173,854
Other payable – others	2,203,028	3,726,932
Long-term loan – current	8,150	-
Operating lease liability – current – related party	33,478	-
Operating lease liability – current - others	352,523	-
Total Current Liabilities	3,865,143	5,962,951
Long-term Liabilities
Long-term loan – non-current	37,615	-
Operating lease liability – non-current	19,900	-
Restricted stock deposit liability	1,000	1,000
Total Liabilities	3,923,658	5,963,951
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,391,709 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of September 30, 2019; 9,098,090 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2018	9,392	9,098
Additional paid in capital	68,872,096	56,582,800
Accumulated deficits	(22,172,341)	(15,292,128)
Accumulated other comprehensive income	644,495	119,964
Total Stockholders’ Equity	47,353,642	41,419,734
Total Liabilities and Stockholders’ Equity	$51,277,300	$47,383,685

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month and Nine-Month Periods Ended September 30, 2019 and 2018

(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2019	2018	2019	2018

Net sales	$-	$1,730,000	$1,599,864	$1,730,000
Service income	-	15,000	-	15,000

Total revenue	-	1,745,000	1,599,864	1,745,000

Cost of sales	-	1,650,000	1,587,222	1,650,000
Operating expenses	2,733,350	2,594,500	6,356,161	6,180,984

Total Cost and Expenses	2,733,350	4,244,500	7,943,383	7,830,984

Loss from Operations	(2,733,350)	(2,499,500)	(6,343,519)	(6,085,984)

Non-Operating Income (Loss)
Foreign currency exchange gain (loss)	(77,047)	1,425	(528,748)	5,847
Other income (loss), net	(1,386)	2	(4,711)	(3,188)

Net Non-Operating Income (Loss)	(78,433)	1,427	(533,459)	2,659

Loss before Income Taxes	(2,811,783)	(2,498,073)	(6,876,978)	(6,083,325)

Income Tax Expense	-	-	3,235	4,062

Net Loss	(2,811,783)	(2,498,073)	(6,880,213)	(6,087,387)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	59,237	2,474	524,531	(1,208)

Total Comprehensive Loss	$(2,752,546)	$(2,495,599)	$(6,355,682)	$(6,088,595)

Net Loss Per Common Share:

Basic	$(0.2967)	$(0.2691)	$(0.7377)	$(0.7007)
Diluted	$(0.2967)	$(0.2691)	$(0.7377)	$(0.7007)

Weighted Average Shares Outstanding - Basic	9,475,413	9,284,047	9,326,382	8,687,947
Weighted Average Shares Outstanding - Diluted	9,475,413	9,284,047	9,326,382	8,687,947

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(6,880,213)	$(6,087,387)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,126,090	458,316
Stock-based compensation expense	1,394,669	1,062,140
R&D expenses transferred from inventory and construction in progress	416,231	439,296
Consulting expense adjustment from change in fair value of warrants	255,900	-
Reversal of consulting expense and interest expense on warrants	(121,733)	-
Changes in operating assets and liabilities:
Accounts receivable	1,095,061	(1,745,000)
Inventories	(1,485,350)	-
Prepaid expenses	(973,321)	(1,205,910)
Other receivable – related party	(111,111)	46,743
Other receivable – others	1,155	(6,804)
Temporary deposit – related party	100,067	-
Other current assets	(2,639)	(3,145)
Deposits – related party	2,462	(7,403)
Deposits – others	(2,714)	101,610
Accounts payable	(840,092)	1,650,000
Accrued expenses	(66,301)	(481,763)
Other payable - related parties	(61,662)	(214,316)
Other payable - others	(1,577,838)	(1,253,797)
Operating lease liability	(304,014)	-
Net Cash Used for Operating Activities	(8,035,353)	(7,247,420)

Cash Flows from Investing Activities
Prepayment on land and satellite equipment	(624,462)	(33,850,000)
Purchase of property and equipment	(6,455)	(241,169)
Net Cash Used for Investing Activities	(630,917)	(34,091,169)

Cash Flows from Financing Activities
Repayment of short-term bank loan	-	(10,000)
Proceeds from long-term loan	45,765	-
Proceeds from issuance of common stock	10,810,688	41,262,899
Proceeds from subscribed capital	-	56,000
Issuance of stock warrants	5,000	906,167
Net Cash Provided by Financing Activities	10,861,453	42,215,066

Net Increase in Cash	2,195,183	876,477

Cash, Beginning of Period	88,309	21,504

Foreign Currency Translation Effect on Cash	524,531	(1,208)

Cash, End of Period	$2,808,023	$896,773

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$4,000
Cash paid during the period for interest	$338	$2,121

Non-cash Operating and Financing Activities:
Restricted stock deposit liability transferred to common stock	$-	$(1,644)

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

On October 31, 2019, Aircom Seychelles established a new a wholly owned subsidiary, Aerkomm Pacific Limited (“Aerkomm Malta”), a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aircom’s business and operations to engage with suppliers and potential airlines customers in the European Union.

Aircom and its subsidiaries are full-service, development stage providers of in-flight entertainment and connectivity (“IFEC”) solutions with their initial market in the Asia Pacific region.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - Organization - Continued

Aerkomm and its subsidiaries (the “Company”) have not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through ongoing public offerings, short-term borrowings and equity contributions. On April 23, 2019, the Company filed a post-effective amendment No. 2 (“POS AM No.2”) with the Securities and Exchange Commission (the “SEC”), to extend the public offering to attempt to raise the then remaining $16.44 million of the originally registered public offering amount, as well as the $9 million over-subscription option amount (see Note 11). On May 17, 2019, the Company filed a post-effective amendment No. 3 with the SEC to further amend POS AM No. 2 and which was declared effective by the SEC on May 23, 2019. Furthermore, two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company intends to purchase in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. As of September 30, 2019, the Company completed two closings in the aggregate gross amount of $11,459,998, or net amount of $10,715,758, and issued 269,647 shares of common stock. With the $4.98 million to be raised in the remainder of the Company’s ongoing public offering, the $20 million in Loans committed by the Lenders and future capital raising, the Company believes its working capital will be adequate to sustain its operations for the next twelve months.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2019, and the consolidated statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2019 and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes to the consolidated financial statements related to these three- and nine-month periods are unaudited. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or other future year.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2019 and December 31, 2018, the total balance of cash in bank exceeding the amount insured by Federal Deposit Insurance Corporation (“FDIC”) for the Company was approximately $2,060,000 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local deposit insurance is approximately $75,000.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month and nine-month periods ended September 30, 2019.

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term loan approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans. There were no outstanding derivative financial instruments as of September 30, 2019.

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s major revenue for the nine-month period ended September 30, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended September 30, 2019 and 2018, the Company incurred $416,231 (unaudited) and $765,750 (unaudited) of research and development costs, respectively.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to November 11, 2019, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been included in these consolidated financial statements.

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

NOTE 4 - Inventories

As of September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Satellite equipment for sale under construction	$2,380,364	$895,014
Supplies	5,215	5,273
	2,385,579	900,287
Allowance for inventory loss	(5,215)	(5,273)
Net	$2,380,364	$895,014

As of December 31, 2018, the Company transferred inventories in the amount of $11,029 to R&D expenses.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - Property and Equipment

As of September 30, 2019 and December 31, 2018, the balances of property and equipment were as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	324,487	321,070
Satellite equipment	275,410	275,410
Vehicle	141,971	141,971
Leasehold improvement	83,721	84,721
Furniture and fixture	36,382	33,344
	2,715,998	2,710,543
Accumulated depreciation	(731,806)	(322,049)
Net	1,984,192	2,388,494
Prepayments - land	35,861,589	35,237,127
Construction in progress	-	416,231
Net	$37,845,781	$38,041,852

As of September 30, 2019, the balance of construction in progress was $0 after the Company transferred $416,231 (unaudited) to R&D expenses.

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayment of $33.85 million as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price of $624,462. As of September 30, 2019, the estimated commission payable for the land purchase in the amount of $1,360,770 (unaudited) was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2020.

Depreciation expense was $136,449 (unaudited) and $42,895 (unaudited) for the three-month periods ended September 30, 2019 and 2018 and $409,757 (unaudited) and $87,030 (unaudited) for the nine-month periods ended September 30, 2019 and 2018, respectively.

NOTE 6 - Intangible Asset, Net

As of September 30, 2019 and December 31, 2018, the cost and accumulated amortization for intangible asset were as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(1,938,750)	(1,567,500)
Net	$3,011,250	$3,382,500

Amortization expense was $123,750 (unaudited) and $123,750 (unaudited) for the three-month periods ended September 30, 2019 and 2018 and $371,250 (unaudited) and $371,250 (unaudited) for the nine-month periods ended September 30, 2019 and 2018, respectively.

NOTE 7 - Operating Lease Right-of-Use Asset

As of September 30, 2019, the cost and accumulated amortization for operating lease right-of-use asset were as follows:

September 30, 2019
(Unaudited)
Right-of-use asset	$669,602
Accumulated amortization	(304,770)
Net	$364,832

Amortization expense of right-of-use asset was $101,088 (unaudited) and $345,083 (unaudited) for the three months and nine months ended September 30, 2019.

On June 15, 2019, the lease agreement in Aircom Taiwan was terminated, so the Company disposed the fully amortized right-of-use asset $40,313 (unaudited).

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of September 30, 2019 are as follows:

Twelve months ending September 30,	(Unaudited)
2020	$12,232
2021	12,232
2022	12,232
2023	12,232
2024	8,154
Total installment payments	57,082
Less: Imputed interest	(11,317)
Present value of long-term loan	45,765
Current portion	8,150
Non-current portion	$37,615

NOTE 9 - Lease Liability

A.	Lease term and discount rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

Nine Months Ended September 30, 2019
(Unaudited)
Weighted-average remaining lease term	0.58 year
Weighted-average discount rate	6.00%

As most of our leases do not provide an implicit rate, we use the prime rate based on the information available at the lease commencement date to determine the present value of lease payments.

B.	Maturity of lease liabilities

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
10/1/2019-9/30/2020	$34,321	$363,265	$397,586
10/1/2020-9/30/2021	-	20,000	20,000
Total lease payments	34,321	383,265	417,586
Less: Imputed interest	(843)	(10,842)	(11,685)
Present value of lease liabilities	33,478	372,423	405,901
Current portion	33,478	352,523	386,001
Non-current portion	$-	$19,900	$19,900

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 - Income Taxes

Income tax expense for the three-month and nine-month periods ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal	$-	$-	$-	$-
State	-	-	1,600	2,400
Foreign	-	-	1,635	1,662
Total	$-	$-	$3,235	$4,062

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(688,749)	$(524,572)	$(1,703,699)	$(1,266,726)
Net operating loss carryforwards (NOLs)	543,562	574,508	1,235,409	1,287,325
Foreign investment losses	107,200	34,551	290,900	49,200
Stock-based compensation expense	154,400	84,574	292,900	223,019
Amortization expense	58,700	(62,700)	33,100	(66,100)
Accrued R&D expense	-	-	-	(168,000)
Accrued payroll	900	-	(40,900)	-
Accrued professional expense	-	(47,900)	-	(47,900)
Accrued consulting expense	(122,300)	-	(122,300)	-
Others	(53,713)	(58,461)	17,825	(6,756)
Tax expense at effective tax rate	$-	$-	$3,235	$4,062

Deferred tax assets (liability) as of September 30, 2019 and December 31, 2018 consist approximately of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Net operating loss carryforwards (NOLs)	$6,234,000	$5,632,000
Stock-based compensation expense	1,283,000	893,000
Accrued expenses and unpaid expense payable	52,000	184,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(629,000)	(818,000)
Others	357,000	131,000
Gross	7,365,000	6,090,000
Valuation allowance	(7,365,000)	(6,090,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,275,000 (unaudited) for the nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $10,443,000 (unaudited) and $5,743,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of September 30, 2019 and December 31, 2018, the Company had State NOLs of approximately $24,328,000 (unaudited) and $21,049,000 respectively, available to reduce future state taxable income, expiring in 2039.

As of September 30, 2019 and December 31, 2018, the Company has Japan NOLs of approximately $337,000 (unaudited) and $319,000, respectively, available to reduce future Japan taxable income, expiring in 2029.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 - Income Taxes - Continued

As of September 30, 2019 and December 31, 2018, the Company has Taiwan NOLs of approximately $2,189,000 (unaudited) and $879,000, respectively, available to reduce future Taiwan taxable income, expiring in 2029.

As of September 30, 2019 and December 31, 2018, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2019 and December 31, 2018, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 11 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2019, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of September 30, 2019 and December 31, 2018, the restricted shares consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. On December 21, 2018, the Company repurchased and cancelled an aggregate of 104,413 unvested shares of restricted common stock for a purchase price of $0.0067 per share.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering (the “Offering”), issuance and sale of up to 1,411,782 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 per share (originally $8.5 per share before the 1-to-5 reverse split), less underwriting discounts, for minimum gross proceeds of $5,000,000 and up to a maximum of $60,000,000. As of December 31, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 1,024,980 shares of common stock (including 19 shares that were added as a result of rounding in connection with the one-for-five reverse split concluded on January 16, 2019) for gross proceeds of $43,560,894, or net proceeds of $39,810,204. On April 23, 2019, the Company filed a post-effective amendment No. 2 with the Securities and Exchange Commission (the “SEC”) to extend the Offering to attempt to raise the then remaining $16.44 million of the amount that was originally registered in the Offering, as well as a $9 million over-subscription option amount. On May 17, 2019, the Company filed a post-effective amendment No. 3 with the Securities and Exchange Commission (the “SEC”) to extend the Offering subsequently and which was declared effective by the SEC on May 23. 2019. As of September 30, 2019, the Company completed two closings in the aggregate gross amount of $11,459,998, or net amount of $10,715,758, and issued 269,647 shares of common stock.

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

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the nine-month periods ended September 30, 2019 and 2018, Aerkomm has issued additional stock warrants exercisable for $0 and $26,667, respectively, in value of Aerkomm common stock to the service provider as payment for additional services. As of June 28, 2019, these warrants are equivalent to 4,891 shares of the Company’s common stock. On June 29, 2019, the Company settled with the service provider to cancel all these warrants with $75,000 in three installments payable on July 3, August 1, and September 1, 2019 and all three installments were paid on schedule.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of September 30, 2019 and 2018, the Company has issued warrants to Boustead to purchase 77,680 and 61,498 shares, respectively, of the Company’s stock and the total warrant value is $454,600 (unaudited) and $849,500, respectively.  For the nine-month period ended September 30, 2019 and 2018, the Company recorded $260,900 (unaudited) and $171,300 (unaudited), respectively, of consulting fee with the corresponding account of additional paid-in capital as the adjustment for the issuance costs of these stock warrants.

NOTE 12 - Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company for the period. Sales to and account receivable from the customer for the nine months ended and as of September 30, 2019 were $1,599,864 (unaudited) and $649,939 (unaudited), respectively.

NOTE 13 - Major Vendor

The Company has one major vendor, which represents 10% or more of the total purchases of the Company for the period. Purchases from and account payable to the vendor for the nine months ended and as of September 30, 2019 were $1,587,222 (unaudited) and $506,308 (unaudited), respectively.

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

a.	As of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)
Other receivable from Chien Ming Tseng[1]	$111,111	$-
Temporary deposit to Bummy Wu2	$-	$100,067
Operating lease liability to WWI[3]	$33,478	$-
Other payable to:
Hao Wei Peng[4]	$47,201	$-
WWI[3]	39,179	39,224
Jeffrey Wun[4]	12,807	46,236
Louis Giordimaina[4]	3,019	6,071
Yih Lieh (Giretsu) Shih[4]	-	15,497
Others[4]	9,986	66,826
Total	$112,192	$173,854

1.	Represents temporary advances to employees for payments of previously accrued expenses for regular operating activities, to be offset with the Company’s accrued expenses pending official receipts.

2.	In November 2018, Aircom HK’s bank account was temporarily frozen by its local bank in Hong Kong (the “HK bank”) due to Aircom HK’s failure to timely submit to the HK bank corporate documentation relating to the corporate organization and goodstanding of Aircom HK’s parent company, Aircom, and Aircom’s parent company, Aerkomm. To avoid a potential cash flow issue resulting from this temporary account freeze, Aircom HK withdrew $100,067 in cash from the HK bank and temporarily deposited it in an existing related party’s bank account at a different bank for safe keeping. The Aircom HK’s bank account with the HK bank was reactivated by the HK bank subsequently and the cash that was transferred to the related party’s account was redeposited into Aircom HK’s bank account at the HK bank in February 2019.

3.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware, which ended in May 2018, and rent for another Hong Kong office starting June 28, 2018.

4.	Represents payable to employees as a result of regular operating activities.

b.	For the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consulting expense paid to Louis Giordimaina	$-	$-	$-	$222,246
Legal expense paid to WISD	-	9,387	-	10,779
Amortization expense of right-of-use asset charged by WWI	11,456	-	34,328	-
Rental expense charged by WWI	-	14,706	-	17,840
Interest expense charged by Dmedia	-	-	1,744	3,116

On May 25, 2018, Mr. Louis Giordimaina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting expense paid for the nine-month period ended September 30, 2018 in the amount of $222,246 represents the consulting services provided prior to the conversion.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - Stock Based Compensation - Continued

On October 4, 2019, the Board of Directors approved the grant of options to purchase an aggregate of 85,400 shares under the Aerkomm 2017 Plan to three (3) of its employees. 25% of the shares vested on the grant date, and 25% of the shares will vest on each of October 4, 2020, October 4, 2021 and October 4, 2022, respectively.

Option price is determined by the Compensation Committee. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,394,670 and $1,062,140 for the nine-month periods ended September 30, 2019 and 2018, respectively, related to such employee stock options.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - Stock Based Compensation - Continued

The Company used the following assumptions to estimate the fair value of options granted in 2018 and 2019 under the Plans as follows:

Assumptions
Expected term	10 years
Expected volatility	59.83% - 61.91%
Expected dividends	0%
Risk-free interest rate	1.98% - 2.99%
Forfeiture rate	0% - 10%

Aircom 2014 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options for Aircom 2014 Plan as of December 31, 2018 and September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2019	932,262	0.4081	0.1282

Options exercisable at December 31, 2018	846,287	0.2892	0.0908

Options exercisable at September 30, 2019	932,262	0.4081	0.1282

A summary of the status of nonvested shares under Aircom 2014 Plan as of December 31, 2018 and September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2018	302,467	$0.8315
Granted	-	-
Vested	(216,492)	0.5349
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	85,975	1.5786
Granted	-	-
Vested	(85,975)	1.5715
Forfeited/Cancelled	-	-
Options nonvested at September 30, 2019	-	-

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

A summary of the number of shares, weighted average exercise price and estimated fair value of options under Aerkomm 2017 Plan as of December 31, 2018 and September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	253,000	$30.8824	$18.4796
Granted	78,000	19.7462	9.2500
Exercised	-	-	-
Forfeited/Cancelled	(48,000)	27.5000	16.4610
Options outstanding at December 31, 2018	283,000	28.3867	16.2781
Granted	339,000	3.9600	2.0301
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2019 (unaudited)	622,000	15.0738	8.5127

Options exercisable at December 31, 2018	111,589	28.7052	16.5968

Options exercisable at September 30, 2019 (unaudited)	353,797	17.0242	9.6884

A summary of the status of nonvested shares under Aerkomm 2017 Plan as of September 30, 2019 and December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options nonvested at January 1, 2018	168,250	$32.4079
Granted	78,000	19.7462
Vested	(74,839)	28.8962
Forfeited/Cancelled	-	-
Options nonvested at December 31, 2018	171,411	28.1794
Granted	339,000	3.9600
Vested	(242,208)	11.6426
Forfeited/Cancelled	-	-
Options nonvested at September 30, 2019 (unaudited)	268,203	12.5008

As of September 30, 2019 and December 31, 2018, there were approximately $1,519,000 (unaudited) and $2,174,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1 - 5 years.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 - Commitments

As of September 30, 2019, the Company’s significant commitment is summarized as follows:

Yihe Culture Media Agreement: On June 20, 2018, the Company entered into a Cooperation Framework Agreement with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”), the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), RMB 2,000,000 (approximately US$309,000) of which the Company paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) of which was to be paid by August 15, 2018. On July 19, 2019, Yihe and the Company agreed to extend the expiration date of the agreement to June 20, 2022. The Company had paid the remaining RMB 6,000,000 on August 12, 2019.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aerkomm Taiwan Inc., a Taiwanese company and wholly-owned subsidiary, or Aerkomm Taiwan; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom, or Aircom Seychelles; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, or Aircom Taiwan; Beijing Yatai Communication Co., Ltd., a corporation formed under the laws of China and wholly-owned subsidiary of Aircom Taiwan, or Aircom Beijing; and Aerkomm Pacific Limited, a corporation formed under the laws of Malta and wholly-owned subsidiary of Aircom Seychelles.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in the prospectus contained in our Post-Effective Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission, or the SEC, on May 17, 2019, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Recent Developments

On July 3, 2019, we paid Tsai Ming-Yin (the “Seller”) a final installment in the amount of US$624,462 of the purchase price for the acquisition by our wholly owned subsidiary, Aerkomm Taiwan, of a 6.36 acre parcel of land (the “Land”) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan, which is expected to be used by Aerkomm Taiwan and us to build Aerkomm’s first satellite ground station and data center. On July 16, 2019, the Seller provided us with a letter of undertaking (i) not to exercise his right to cancel and terminate our definitive agreement to purchase the Land and (ii) to proceed with the transfer of ownership of the Land to Aerkomm Taiwan. A copy of this letter of undertaking is referenced in the description of exhibits herein as Exhibit 10.2. As of the date of this report, the transfer of the ownership is still in progress.

On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of our common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). Our common stock began trading on Euronext Paris in November 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter our outstanding share count, capital structure, or current common stock listing on the OTCQX, where our common stock also trades (in US dollars) under the symbol “AKOM.”

On October 31, 2019, Aircom Seychelles established a new a wholly owned subsidiary, Aerkomm Pacific Limited (“Aerkomm Malta”), a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aircom’s business and operations to engage with suppliers and potential airlines customers in the European Union.

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

Cooperation Framework Agreement with Shenzhen Yihe Culture Media Co., Ltd. (“Yihe”)

On June 20, 2018, the Company entered into a Cooperation Framework Agreement with Yihe, the authorized agent of Guangdong Tengnan Internet, pursuant to which Yihe will promote the development of strategic cooperation between the Company and Guangdong Tengnan Internet. Specifically, Yihe agreed to assist the Company with public relations and advertising, such as market and brand promotion, as well as brand recognition in China (excluding Hong Kong, Macao and Taiwan), including but not limited to news dissemination, creative planning and support of campaigns, financial public relations and internet advertising. More specifically, Yihe will help the Company develop a working application of the WeChat Pay payment solution as well as WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes, and Yihe will assist the Company in integrating other Tencent internet-based original product offerings. As compensation, the Company agreed to pay Yihe RMB 8 million (approximately US$1.2 million), RMB 2,000,000 (approximately US$309,000) of which the Company paid on June 29, 2018 and the remaining RMB 6,000,000 (approximately US$927,000) of which was to be paid by August 15, 2018. On July 19, 2019, Yihe and the Company agreed to extend the agreement to expire June 20, 2022 and to extend the date by which the Company must pay the remaining RMB 6,000,000 to August 12, 2019. As of September 30, 2019, the remaining balance was fully paid.

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

In addition, in September 2018, Aircom Taiwan provided installation and testing services of a satellite-based ground connectivity system to a remote island resort and received service income related to this project in the amount of $15,000. Upon the completion of this system’s testing phase, and assuming that the system operates satisfactorily, Aircom Taiwan expects to begin to sell this system to multiple, remotely located resorts. We can make no assurances at this time, however, that this system will operate satisfactorily and we will be successful in introducing this system as a viable product offering, or that we will be able to generate any additional revenue from the sale and deployment of this system.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
	2019	2018	$	%
Sales	$-	$1,745,000	$(1,745,000)	(100.0)%
Cost of sales	-	1,650,000	(1,650,000)	(100.0)%
Operating expenses	2,733,350	2,594,500	138,850	5.4%
Loss from operations	(2,733,350)	(2,499,500)	(233,850)	9.4%
Net non-operating income (expense)	(78,433)	1,427	(79,860)	(5,596.4)%
Loss before income taxes	(2,811,783)	(2,498,073)	(313,710)	12.6%
Net Loss	(2,811,783)	(2,498,073)	(313,710)	12.6%
Other comprehensive income (loss)	59,237	2,474	56,763	2,294.4%
Total comprehensive loss	$(2,752,546)	$(2,495,599)	$(256,947)	10.3%

Revenue. Our total revenue was $0 and $1,745,000 for the three-month periods ended September 30, 2019 and 2018, respectively. Our total revenue of $1,745,000 for the three-month period ended September 30, 2018 represents sales of computer server module in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000.

Cost of sales. Our cost of sales was $0 and $1,650,000 for the three-month periods ended September 30, 2019 and 2018, respectively. The cost of sales of $1,650,000 for the three-month period ended September 30, 2018 represents the cost of computer server module sold by our subsidiary Aircom Taiwan.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $138,850 to $2,733,350 for the three-month period ended September 30, 2019, from $2,594,500 for the three-month period ended September 30, 2018. Such increase was mainly due to the increase in stock-based compensation expenses, legal fee, amortization expense and depreciation expense of $332,201, $158,097, $101,088 and $93,519, respectively, which was offset by the decrease in research and development, marketing and rent expenses of $469,770, $83,428 and $69,878, respectively. The increase in legal fee was mainly related to our dual listing in the Compartment C of Euronext-Paris.

Net non-operating expense. We had $78,433 in net non-operating expense for the three-month period ended September 30, 2019, as compared to net non-operating income of $1,427 for the three-month period ended September 30, 2018. Net non-operating expense in the three-month period ended September 30, 2019 mainly due to the loss on foreign exchange translation of $77,033 and interest expense of $1,412, while net non-operating income in the three-month period ended September 30, 2018 is due to a foreign exchange translation gain of $1,425.

Loss before income taxes. Our loss before income taxes increased by $313,710 to $2,811,783 for the three-month period ended September 30, 2019, from a loss of $2,498,073 for the three-month period ended September 30, 2018, as a result of the factors described above.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $256,947 to $2,752,546 for the three-month period ended September 30, 2019, from $2,495,599 for the three-month period ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the nine-month periods ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Sales	$1,599,864	$1,745,000	$(145,136)	(8.3)%
Cost of sales	1,587,222	1,650,000	(62,778)	(3.8)%
Operating expenses	6,365,161	6,180,984	175,177	2.8%
Loss from operations	(6,343,519)	(6,085,984)	(257,535)	4.2%
Net non-operating income (expense)	(533,459)	2,659	(536,118)	(20,162.4)%
Loss before income taxes	(6,876,978)	(6,083,325)	(793,653)	13.0%
Income tax expense	3,235	4,062	(827)	(20.4)%
Net Loss	(6,880,213)	(6,087,387)	(792,826)	13.0%
Other comprehensive income (loss)	524,531	(1,208)	525,739	(43,516.4)%
Total comprehensive loss	$(6,355,682)	$(6,088,595)	$(267,087)	4.4%

Revenue. Our total revenue was $1,599,864 and $1,745,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Our total revenue of $1,599,864 for the nine-month period ended September 30, 2019 was a non-recurring sale of compact adaptors for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks as we are still developing our core business in in-flight entertainment and connectivity. Our total revenue of $1,745,000 for the nine-month period ended September 30, 2018 represents sales of computer server module in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000.

Cost of sales. Our cost of sales was $1,587,222 and $1,650,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. The cost of sales of $1,587,222 for the nine-month period ended September 30, 2019 was the cost of non-recurring sales of satellite-based mobile communication units, while the cost of sales of $1,650,000 for the nine-month period ended September 30, 2018 represents the cost of computer server module sold by our subsidiary Aircom Taiwan.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $175,177 to $6,365,161 for the nine-month period ended September 30, 2019, from $6,180,984 for the nine-month period ended September 30, 2018. Such increase was mainly due to the increase in payroll and related expense, amortization expense, depreciation expense, stock-based compensation expense, legal fee and accounting fee of $346,539, $345,083, $322,727, $332,530, $254,021 and $214,849, respectively, which was offset by the decrease in consulting fee, research and development expense, investor relation and public listing related expense and rent expense of $926,218, $291,190, $277,916 and $182,272, respectively. The decrease in consulting fee was mainly related to the decrease in fair value of warrants issued to our underwriter for the public offering and termination of one consulting agreement.

Net non-operating expense. We had $533,459 in net non-operating expense for the nine-month period ended September 30, 2019, as compared to net non-operating income of $2,659 for the nine-month period ended September 30, 2018. Net non-operating expense in the nine-month period ended September 30, 2019 mainly due to the loss on foreign exchange translation of $528,734 and net interest expense of $4,741, while net non-operating income in the nine-month period ended September 30, 2018 includes a foreign exchange translation gain of $5,846 and net interest expense of $3,286.

Loss before income taxes. Our loss before income taxes increased by $793,653 to $6,876,978 for the nine-month period ended September 30, 2019, from a loss of $6,083,325 for the nine-month period ended September 30, 2018, as a result of the factors described above.

Income tax expense. Income tax expense was $3,235 and $4,062 for the nine-month period ended September 30, 2019 and 2018, respectively, mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $267,087 to $6,355,682 for the nine-month period ended September 30, 2019, from $6,088,595 for the nine-month period ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $2,808,023. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our ongoing public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Nine Months Ended September 30,
	2019	2018
Net cash used for operating activities	$(8,035,353)	$(7,247,420)
Net cash used for investing activity	(630,917)	(34,091,169)
Net cash provided by financing activity	10,861,453	42,215,066
Net increase (decrease) in cash and cash equivalents	2,195,183	876,477
Cash at beginning of year	88,309	21,504
Foreign currency translation effect on cash	524,531	(1,208)
Cash at end of year	$2,808,023	$896,773

Operating Activities

Net cash used for operating activities was $8,035,353 for the nine months ended September 30, 2019, as compared to $7,247,420 for the nine months ended September 30, 2018. In addition to the net loss of $6,880,213, the increase in net cash used for operating activities during the nine-month period ended September 30, 2019 was mainly due to increase in inventory and prepaid expenses of $1,485,350 and $973,321, respectively, and decrease in accounts payable, other payable – others and operating lease liability of $840,092, $1,577,838 and $304,014, respectively, offset by the decrease in accounts receivable of $1,095,061. In addition to the net loss of $6,087,387, the decrease in net cash used for operating activities during the nine-month period ended September 30, 2018 was mainly due to increase in accounts receivable and prepaid expenses of $1,745,000 and $1,205,910, respectively, and decrease in other payable - others of $1,253,797, offset by the increase in accounts payable of $1,650,000.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2019 was $630,917 as compared to $34,091,169 for the nine months ended September 30, 2018. The net cash used for investing activities for the nine months ended September 30, 2019 was mainly for the purchase of property and equipment and the final payment toward the purchase of the Land to build our first satellite ground station and data center. The net cash used for investing activities for the nine months ended September 30, 2018 was mainly due to the $35.2 million deposits paid toward the Land.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $10,861,453 and $42,215,066, respectively. Net cash provided by financing activities for the nine months ended September 30, 2019 were mainly attributable to net proceeds from the issuance of common stock from ongoing public offering and the borrowing of a long-term loan in the amounts of $10,810,688 and $45,765, respectively. Net cash provided by financing activities for the nine months ended September 30, 2018 were mainly attributable to proceeds from the issuance of common stock from public offering, issuance of stock warrants related to the public offering and increase in subscribed capital in the amounts of $41,262,899, $906,167 and $56,000, respectively, offset by the repayment of short-term bank loan of $10,000.

On May 14, 2018, we entered into an underwriting agreement with Boustead Securities, LLC in connection with the public offering, issuance and sale of up to 1,411,765 shares of our common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 per share, less underwriting discounts, for minimum gross proceeds $5,000,000 and up to a maximum of $60,000,000. We also granted Boustead Securities, LLC an over-subscription option, exercisable on or prior to the offering termination date to extend the offering for an additional 45 days, pursuant to which we may sell up to 211,764 additional shares of the common stock at the public offering price, less underwriting discounts. The material terms of this offering are described in the prospectus, dated May 14, 2018, filed by us with the SEC, on May 14, 2018 pursuant to Rule 424(b) under the Securities Act. This offering is registered with the SEC pursuant to a Registration Statement on Form S-1, as amended and supplemented to date (File No. 333-222208), initially filed by us on December 20, 2017.

As of September 30, 2019, we held 13 closings of this offering, pursuant to which we issued and sold an aggregate of 1,294,627 shares of common stock for gross proceeds of approximately $55.02 million, or net proceeds of approximately $50.83 million after underwriting discounts, commissions and offering expenses payable by us. The offering period for this public offering expired on January 4, 2019 and we filed a post-effective amendment No. 2 with the SEC on April 23, 2019 to extend the public offering to attempt to raise the remaining $16.44 million that had not yet been sold. On May 17, 2019, the Company filed a post-effective amendment No. 3 with the SEC to extend the Offering to expire on November 23, 2019, and which was declared effective by the SEC on May 23. 2019.

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

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the nine-month period ended September 30, 2019, the Company incurred a comprehensive loss of $6,355,682 and had working capital of $4,606,799 as of September 30, 2019. Currently, the Company has taken measures, as discussed above, that management believes will improve its financial position by financing activities, including through our ongoing public offering, short-term borrowings and equity contributions.

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

Capital expenditures for the nine months ended September 30, 2019 and 2018 were $630,917 and $34,091,169, respectively.

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

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our major revenue for the three-month and nine-month periods ended September 30, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended September 30, 2019 and 2018, we incurred approximately $416,230 and $707,420 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the nine-month periods ended September 30, 2019 and 2018.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2019.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Transition Report on Form 10-KT filed on April 1, 2019 for the transition period from March 1, 2018 through December 31, 2018 and further referenced below, which we are still in the process of remediating as of September 30, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Transition Report on Form 10-KT filed on April 1, 2019.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, please refer to our prospectus contained in our Post-Effective Amendment No. 3 to Form S-1 as filed with the SEC on May 17, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

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

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Form 8A-12G filed on April 19, 2018)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.1	Amendment No. 3 to Underwriting Agreement between Aerkomm Inc. and Boustead Securities, LLC dated June 27, 2019 (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Current Report on Form 8-K filed on June 28, 2019)
10.2	Letter of Undertaking dated July 6, 2019 (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Current Report on Form 8-K filed on July 18, 2019)
10.3	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	AERKOMM INC.

/s/ Jeffrey Wun
Name: Jeffrey Wun
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)