Form 10-K
period 2019-12-31
Aerkomm Inc.
filed 2020-03-30
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

(877) 742-3094

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

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

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on The OTCQB Market) was approximately $65,741,478.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 9,540,891 shares of the registrant’s common stock outstanding as of March 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2019

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the impact and effects of the global outbreak of the coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new offerings and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our plans to use the proceeds from our completed public offering;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary of our company;

●	“Aircom HK” are to Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom;

●	“Aircom Japan” are to Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom;

●	“Aerkomm Malta” are to Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Seychelles;

●	“Aircom Seychelles” are to Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom;

●	“Aircom Beijing” are to Beijing Yatai Communication Co., Ltd. a company organized under the laws of China and a wholly-owned subsidiary of Aircom Taiwan;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Stock Splits

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

Our Corporate History and Structure

Aircom was incorporated in the State of California on September 29, 2014. On December 28, 2016, Aircom purchased 140,000 shares, or approximately 86.3%, of the outstanding common stock of the public company then known as Maple Tree Kids, Inc. (“MTKI”) for the purpose of engaging in a reverse acquisition with MTKI. MTKI was incorporated on August 14, 2013 in the State of Nevada. On January 10, 2017, in anticipation of the reverse acquisition and Aircom’s new business, MKTI changed its name to Aerkomm Inc. On February 13, 2017, Aircom and its shareholders entered into a share exchange agreement with Aerkomm pursuant to which Aerkomm acquired 100% of the issued and outstanding capital stock of Aircom in exchange for approximately 99.7% of the issued and outstanding capital stock of Aerkomm (or 87.8% on a fully-diluted basis). As a result of the share exchange, Aircom became a wholly-owned subsidiary of Aerkomm, and the former shareholders of Aircom became the holders of approximately 99.7% of Aerkomm’s issued and outstanding capital stock.

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

Aircom Seychelles was formed under the laws of Seychelles on December 15, 2009 as Gulach Ltd. and changed its name to Aircom Pacific Ltd. on August 19, 2014. Aircom Seychelles was acquired by Aircom on December 31, 2014 to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aircom Seychelles has no operations. Aircom is working with corporate and tax advisers in optimizing its global corporate structure and has not yet concluded a revised plan of organization.

On October 17, 2016, Aircom acquired Aircom HK for $100,000. Aircom HK is a Hong Kong limited company formed on October 3, 2008 as Yanwei Information Technology Limited. Aircom HK changed its name to Dadny Inc Limited on September 6, 2011 and changed its name again to Aircom Pacific Inc. Limited on July 22, 2015. Aircom HK is in charge of all of Aircom’s business and operations in Hong Kong and China. Presently, Aircom HK’s primary function is business development, both with respect to airlines as well as content providers and advertising partners based in Hong Kong and China. It is also actively seeking strategic partnerships in those areas, through which Aircom may leverage its product offerings to provide enhanced services to prospective customers. Aircom also plans to provide local support to Hong Kong-based airlines via Aircom HK and Aircom HK owned teleports located in Hong Kong.

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

On June 13, 2018, Aerkomm established Aerkomm Taiwan Inc. as a new wholly owned subsidiary under the laws of Taiwan. Aerkomm Taiwan Inc. is responsible for Aircom’s business development efforts and general operations within Taiwan.  We are currently planning to locate the site of our first ground station in Taiwan and we expect that if we raise sufficient funds to move forward with this project (although that cannot be guaranteed), Aerkomm Taiwan Inc. will play a significant role in building and operating that ground station.

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

On October 31, 2019, Aircom Seychelles established a new wholly owned subsidiary, Aerkomm Pacific Limited (“Aerkomm Malta”), a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aircom’s business and operations and to engage with suppliers and potential airline customers both in Europe and worldwide.

On March 22, 2020, the board of directors, or the Board, held a special meeting and took certain actions, effectively immediately, to position the Company for future growth. James Busuttil, a current director, was appointed Chairman of the Board. Louis Giordimaina, previously the Chief Operating Officer-Aviation of Aerkomm Malta, was appointed the Company’s Chief Executive Officer, Jeffrey Wun, the Company’s previous Chief Executive Officer resigned from that position and confirmed that his resignation from that position was not the result of any disagreement with the Company or the Board regarding the Company’s financial or accounting policies or operations. Mr. Wun was appointed the Company’s Chief Technology Officer and will remain as President of the Company and as a director, as well as the Chief Technology Officer of Aircom. Georges Caldironi, a former consultant to Aircom, was appointed as the Company’s Chief Operating Officer. We believe that these managerial and Board changes will better position the Company to move forward into its next phase of operations.

Our Corporate Operational Structure

We are a holding company. All of our business operations are conducted through our several operating subsidiaries with our core operational and business activities being directed through Aircom. The chart below presents our corporate structure as of the date of this annual report:

Our principal executive offices are located at 923 Incline Way #39, Incline Village, NV 89451. The telephone number at our principal executive office is (877) 742-3094.

Our Industry

The following discussion does not take into account the negative impact on our industry and markets of the onset of the COVAD-19 coronavirus which began in Wuhan, China in December 2019. Although it is too early to determine the medium and long term impact and effect of the coronavirus and to quantitively measure that impact and effect, there can be no certainty with respect to any of the growth projections referenced below, and we expect that, at least in the short term, the coronavirus could have a negative impact of our business prospects and the market introduction of our IFEC product offerings. See our discussion of the coronavirus in the Risk Factors section of this annual report, below.

The global in-flight entertainment and connectivity, or IFEC, market has been expected to experience high growth due to factors such as aircraft expansion, increasing passenger rates, rising penetration rates, and technological advances. According to the latest market research report1, the IFEC market is projected to reach USD 10.5 billion by 2025, at a compound annual growth rate, or CAGR, of 10.3% from 2019 to 2025. The same market research report also predicts that the IFEC market in the Asia Pacific region is projected to grow at the highest CAGR during the forecast period, owing to increasing aircraft deliveries and rising passenger traffic in this region. This report also concludes that China is expected to be the major market in the region, owing to the reforms in their regulations and policies, innovative business models, and the development of aircraft with new technologies.

1.	Aviation Industry

There are currently more than 23,000 commercial aircraft flying globally, a number that has been expected to more than double in the next 20 years. Both Airbus and Boeing have estimated that the global fleet of commercial aircraft will increase from 23,000 planes in 2019 to more than 50,000 in 2038, according to their respective reports of 2019 “Global Market Forecast report 2019 – 2038” and “Commercial Market Outlook 2019 – 2038.” The Global Market Forecast report 2019 – 2038 predicts that the increase will include 30% for aircraft replacement and 70% for growth, with Asia-Pacific accounting for 42% of deliveries.

Source: Airbus Global Market Forecast report 2019 – 2038”	Source: Boeing “Commercial Market Outlook 2019 – 2038”

Passenger numbers have also been experiencing strong growth. The International Air Transport Association (IATA) has predicted that passenger numbers could double to 8.2 billion by 2037, according to the latest update of IATA’s “20-Year Air Passenger Forecast.” During the next two decades, the forecast anticipates a 3.5% compound annual growth rate (CAGR), leading to a doubling in passenger numbers from today’s levels. The continued strong growth, IATA concluded, has been driven by an eastward shift in the aviation industry’s center of gravity, as more than half of the total number of new passengers in the next 20 years will come from the Asia Pacific region.

2.	In-Flight Entertainment and Connectivity

Recently, there have been more than 4 billion passengers flying globally annually spread across 23,000 airplanes. Only approximately 25% of these airplanes are equipped to offer some form of onboard connectivity with sometimes erratic quality, slow speeds and low broadband.

WiFi is everywhere, from cafes to bus stops, trains to airports, and it’s a service that travelers and consumers value highly. Airline passengers’ expectations for connectivity available while flying are very much set by their experience of connectivity on the ground where they expect constant access to WiFi. Unfortunately, in-flight WiFi can still feel like a luxury and passengers eagerly await free connectivity options onboard. As airlines are learning how integral in-flight WiFi affects the quality of a customer’s flying experience, adding WiFi is just the start. As part of a general industry-wide push, airlines that offer onboard in-flight WiFi are now working towards making it better, faster, and cheaper.

A study issued in April 2018 by luxury travel consultants Lets Fly Cheaper reveals that as of the date of that study only a few airlines were offering free in-flight WiFi. These airlines include Aer Lingus, Emirates, JetBlue, Norwegian, Air China, Philippine Airlines, Nok Air and Vueling. Some of these airline offerings, however, come with certain limitations such as being offered free for business passengers only or limited to the amount of data that can be downloaded. See the related map below provided by Lets Fly Cheaper.

[1]	Grand View Research, In-flight Entertainment & Connectivity Market Analysis Report by Offering Type (IFE, IFC), By Component (Hardware, Connectivity, Content), By Aircraft Type, By Region, And Segment Forecast, 2019 – 2025.

Currently, less than 25% of the world’s airline companies are providing some form of in-flight WiFi services through third-party providers. We believe that there is a huge market potential among the remaining unconnected airlines.

According to the Boeing Report titled “Commercial Market Outlook 2019 – 2038,” it has been projected that by the end of 2030, two-thirds of the world’s aircraft fleet will have some form of connectivity, whether through retrofit or line fit at production stage. Currently, the majority of connectivity upgrades are being done through aircraft modification as in-service aircraft are outfitted with new and high-speed systems. It is estimated that more than one thousand commercial aircraft are being upgraded annually. Eventually, more airplanes will be delivered from the production line with connectivity installed. However, whether aircraft connectivity is being carried out as a retrofit, or built into the initial aircraft production line, the evolution of IEC technology shows that the demand for connectivity is increasing.

The Internet of Things (IOT) will also be an important enabler, to link in real time not only passenger, but also core cabin components, including aircraft galleys, meal trolleys and other cabin elements. These IOT enhancements will allow simultaneous data exchange for the crew of an aircraft throughout the cabin.

Furthermore, airlines will be able to use increased cabin connectivity to perform predictive maintenance analytics over their entire fleet, thus improving the overall cabin service reliability, quality and performance on board all of their aircraft.

On 26 September 2017, a new research study, Sky High Economics: Quantifying the commercial opportunities of passenger connectivity for the global airline industry, was published by the London School of Economics and Political Science (LSE) in association with global satellite communication specialists Inmarsat. This report predicted that in-flight broadband services have the potential to generate up to $30 billion in additional revenue for airlines by 2035.

Source:	London School of Economics and Political Science (LSE), Sky High Economics: Quantifying the commercial opportunities of passenger connectivity for the global airline industry.

The report based its findings on an independent forecasting model based on then current IATA passenger traffic data and forecasts of growth. The report predicted that, by 2035, there would be a near doubling of annual passenger numbers to 7.2 billion increasing to 7.8 billion in 2036 and 8.2 billion in 2037. The “Sky High Economics” report forecast that broadband-enabled ancillary revenue for airlines would reach an estimated $30 billion by 2035 (a figure higher that IATA’s projections for the profitability of the global airline industry in 2017). According to the report, it was projected that this expected revenue growth would create a wider overall market of $130 billion for content providers, retail goods suppliers, hotel and car suppliers and advertisers.

Source:	London School of Economics (LSE), Sky High Economics: Quantifying the commercial opportunities of passenger connectivity for the global airline industry. A strategic overview.

The Sky High Economics report looks at six key regions: Asia Pacific, Europe, North America, Africa, Middle East and Latin America. Of these, the greatest potential for broadband-enabled ancillary services is expected to come from the Asia Pacific region - which has been expected to be the fastest growing aviation sector over the next 20 years. Airlines in Asia Pacific are predicted to benefit from $10.3bn of ancillary revenues by 2035, followed by Europe ($8.2bn), North America ($7.6bn), Latin America ($1.9bn), Middle East ($1.3bn) and Africa ($0.58bn).

Our IFEC Solutions

Aviation

Demand for high-speed internet connectivity on board passenger aircraft has been increasing worldwide. With our advanced technologies and a creative business model, we plan to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services through both built-in in-flight entertainment systems, such as a seat-back display, as well as on passengers’ personal devices including laptops, mobile telephones and tablets. We also plan to provide content management services and e-commerce solutions related to our IFEC solutions. This system will operate through Ka/Ka high throughput satellites, or HTSs.

The diagram below shows Aircom’s planned services options and e-commerce options.

We also plan to provide related content management services and on-board e-commerce solutions for commercial airlines. We expect that a complete e-commerce and mobile entertainment platform will place control of content, service delivery and commercial strategy firmly in Aircom’s hands vis a vis the airlines that may acquire our IFEC products and services. Our in-flight e-commerce solution will encompass on-line shopping, trading, travel options and duty-free sales, as well as other varied product offerings.

We have two business models in place for our approach to the IFEC aviation market, one relating to commercial airlines and one to corporate business jets:

1.	Commercial Airlines

Traditionally, providers of in-flight connectivity have focused primarily on the profit margin derived from the sale of hardware to airlines and of bandwidth to passengers. Both airlines and passengers must “pay to play,” which results in low participation and usage rates.

We break away from this model and expect to set a new trend with our creative business approach which, we believe, will set us apart from our competitors by our partnering with airlines and other strategic partners, such as online advertisers and content providers, to offer commercial airlines our IFEC system hardware at no cost and to airline passengers free connectivity solutions. Airlines will potentially be able to generate new revenues through participating in our revenue sharing model while passengers will not be required to pay for connectivity. We believe that, taken together, this novel approach will create an incentive for airlines to work with us, and this collaboration should act to drive up passenger usage rates. We believe that this is an innovative approach that will differentiate us from most existing market players. We currently have an agreement in place with our first commercial airliner customer, Hong Kong Airlines (discussed below).

Our main source of revenue is expected to be derived from the content channeled through our IFEC network from selected partners including internet companies, content providers, advertisers, telecom service providers, e-commerce participants, and premium sponsors. In other words, we plan to use connectivity as a tool rather than as a commodity for sale, which we believe will allow us to achieve a greater return. By providing free connectivity which, we expect, will result in the generation of a large volume of content traffic, we believe that we will create a multiplying effect that will result in a value that exceeds the “sum of its parts.”

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed in the beginning of second quarter of 2021, as further discussed below, we will begin providing our Aerkomm K++ systems for installation on commercial airline aircraft.

2.	Corporate Jet Customers

There is also a strong demand by corporate jet owners to have high-speed internet connectivity installed on their aircraft. However, corporate jet customers would not generate sufficient internet traffic to make a free-service business model profitable for us.

Consequently, to capitalize on this additional market, we plan to sell our IFEC system hardware to corporate jet owners through the Airbus Corporate Jets (ACJ) and Boeing Business Jets (BBJ) programs. In addition to selling our IFEC systems equipment, we will also sell these corporate jet aircraft owners the bandwidth required for the operation of our services, priced on a subscription plan basis. This business model would generate revenue and income directly from the sale of our IFEC hardware and related bandwidth. We already have an agreement in place with our first corporate jet and launch customer, MJet GMBH (discussed below), and we are in advanced discussion with a number of additional potential customers both directly through our corporate network and through Airbus. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed during the fourth quarter of 2020, we will begin selling our Aerkomm K++ systems for installation on Airbus ACJ aircraft.

Aircom Pacific, at Airbus’ invitation, attended the Airbus ACJ Customer Forum which was held in Singapore in February 2019. This Airbus ACJ Customer Forum provided Aircom a unique opportunity to network with ACJ customers, operators and key industry players within the Airbus Corporate Jet community. At the Airbus ACJ Customer Forum, Aircom was provided the opportunity to demonstrate the Aerkomm K++ system. A number of ACJ clients at the Airbus ACJ Customer Forum showed interest in our IFEC product offering and we are currently in active discussions with these parties. We expect to participate in future Airbus ACJ Customer Forums to be scheduled in the future in one or more European venues.

Our Connectivity Solutions

We expect to bring connectivity on-board to aircraft through communication satellites. As depicted in the diagram below, aircraft equipped with an on-board connectivity system can communicate with a satellite via an airborne antenna. The satellite then relays the information to a ground station, which is equipped with a high-power satellite dish and is connected to the Internet through our proprietary ground system.

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. Currently, there are few Ka-enabled satellites, which limits the coverage area in certain areas of the Asia-Pacific region. However, new GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band satellites are being regularly launched and this increase in satellites is expected to provide worldwide coverage within the next few years.

Our Aerkomm K++ system architecture will bring our aviation partners and their passengers the benefits of both GEO and LEO Ka-band satellite technology. GEO satellites may scan a hemisphere of earth, or fixed regions of that hemisphere at regular intervals. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. LEO satellites orbit the earth from pole to pole and collect data from the areas beneath them. Only LEO satellites can collect high quality data over the poles. The Ka-band satellite increases data throughput. Aircom plans to have the necessary technology ready to take advantage of this new trend in Ka-band aviation connectivity. Future SpaceX, One Web and Telesat satellites are expected to be ready by end of 2022 and with full-service availability by 2023. As of March 1, 2020, Space X has launched 302 Starlink satellites targeting service in the Northern US and Canada, and expects to expand to near-global coverage by 2021. OneWeb Satellites, which is a joint venture between Airbus and OneWeb, is on track to provide global services by 2021. The first six satellites of the OneWeb constellation were launched in February 2019 and the first large batch of satellites was launched in February 2020. Telesat, which is a privately held Canadian company, launched a test satellite in 2018. By 2022, Telesat will have the Northern and Southern hemispheres covered and full global service by 2023.

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

Source: Aircom

We are actively working with other satellite providers in order to accommodate global airline routes and growing fleets. We are monitoring the satellite industry for growth in coverage, including China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region, as described in more detail below under Ku-band and GEO/LEO Hybrid Satellite Technology

In March 2017, we entered into a Master Service Agreement with SKY Perfect JSAT Corporation of Japan for use of its JCSAT-2B/Asia Beam Ku-band satellite telecommunication services, teleport services and housing services. The agreement’s initial term runs for a period of three years from its commencement date of April 15, 2017, subject to the receipt of all governmental licenses and approvals, and will continue to be effective provided any of the services continue after the initial three-year term. We were required to prepay $285,300 of the contract price and a security deposit plus applicable Japanese consumption taxes upon the commencement date of the agreement. Under this agreement, we are able to test the connectivity equipment that we have been developing for ground and maritime uses.

Our Aerkomm K++ system

Our proprietary IFEC system, which is called the AERKOMM K++ system, will contain an ultra-low profile radome containing two Ka-band antennas, one for transmitting and the other for receiving, and will comply with ARINC 791 standard of Aeronautical Radio, Incorporated, or ARINC and meets Airbus Design Organisation Approval.

Our Content Solutions

Traditionally, airlines view in-flight entertainment content as a budgeted expense for which they have to pay hefty royalties. With our business model and technologies, we expect to be able to transform in-flight entertainment into a source of ancillary revenue for our airline customers. We will team up with our current and future prospective airline customers to provide them with our Aerkomm K++ hardware system at no cost and with free onboard Wi-Fi connectivity services to passengers, which will allow us to maintain data traffic control, specifically in terms of blocking or placing advertisements as needed and inserting targeted commercials.

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

The Amazon-JetBlue partnership is only one of many examples whereby an Internet company can improve its reach by gaining access to in-flight connectivity. We seek to exemplify this type of relationship through collaboration with major Internet companies, such as search engine companies. We plan to promote a partner’s brand through our in-flight services by channeling all searches to the partner’s search engine. By designing our user interface around the partnered company, we can present passengers with an on-screen environment populated by the partner’s apps, logos, and colors, providing a powerful marketing tool for the partner company. We can also enhance recognition of our sponsors’ brands by creating a list of portals on the in-flight system’s home screen, which lead to each sponsor’s individual page where passengers can resume their normal entertainment, social, and professional activities.

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

Several revenue sources will be available for live TV broadcasting, including commercials before and during programs, and banners at the bottom of the screen. Banner advertisements at the bottom of the screen can be interactive, which should generate pay per click, or PPC, or cost per click, or CPC, revenue in addition to the lower priced cost per thousand impressions, or CPM, revenue. In addition, we should be able to receive sponsorship premiums from select TV programs, such as pay-per-view and shopping channels.

Social Media and Instant Messaging: Content Management

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

Airlines will be able to select movies, videos, and other content for their passengers through our content management system. The management system will tailor content suggestions according to the flight route and destination and automatically upload selected content to an onboard server while the aircraft is on the ground. This creates a cache that allows in-flight viewing in areas with limited or no satellite bandwidth connectivity. For premium content, we may maintain a live connection with providers’ networks for accounting and digital rights management purposes.

Video/Content on Demand

Content that is available to passengers for free will generate advertising-based revenue through commercials before and during programming, as well as through banners advertisements. Passengers will be able to choose to pay for premium content, such as first-run movies, where available. For programming of all types, our partnered advertising agents will be able to integrate appropriate and effective advertisements targeted to the viewer. Prior to the start of any program, users will be required to view a commercial with a length determined by the duration of the selected program. Passengers will not be able to skip or close this commercial without closing out of the program. We will be able to place similar advertisements before games or radio programs and during online duty-free shopping.

Frequent flyer passengers will be able to purchase a premium package to allow access to unlimited movies, games, and other entertainment contents with no layered advertising. These packages will include day, trip, monthly, and annual based membership options.

Search Engine

In this information age, people often refer to the Internet for information, yet few individuals are aware that every Internet search they perform generates revenue for the search engine company. Search engine providers, such as Google, Bing, and Yahoo, sell keywords, page ranking in search results, advertisement placement, and other related services. The revenue generated by a search engine fluctuates in relation to its volume of activity. We plan to manage search engines on a white list basis, which means that the in-flight connectivity system will only permit the passage of traffic to and from approved search engines. If a passenger performs a search on a search engine that is not partnered with us, the search will be redirected to one that is.

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

Destination-Based Services

With flight route and passenger information, we expect that our partners will be able to offer destination-specific merchandise and services, including hotel and rental car bookings, transportation arrangements, restaurant reservations, local tours, ticket purchases, and travel insurance. By partnering with service partners in the region, we plan to share the transaction-based revenue on a fixed dollar amount or percentage of transaction basis.

In-flight Trading and e-Commerce

We have found that in-flight connectivity through our AERKOMM K++ system will allow travelers to make better use of their travel time. With uninterrupted broadband available onboard, passengers will be able to conduct business with professionalism and ease. For example, we plan to partner with trading partners who are registered with the various regulatory authorities to offer financial product trading services and we expect to charge a processing fee when a passenger conducts a trade in-flight. Additionally, a complete e-commerce platform made available through the AERKOMM K++ system will enable travelers to engage in unlimited on-line shopping, to make travel arrangements including holiday destinations, hotel bookings and car rentals and to complete duty-free purchases, among other options.

Black Box Live

For reasons of flight safety, a flight recorder, commonly known as a “black box”, is legally required on every aircraft of a certain size. The Flight Data Recorder (FDR) records data with respect to various metrics of the flight and stores the data on a magnetic tape or solid-state disk with special coding. After retrieving the relevant information from the device, an individual can decode the data and learn what the aircraft encountered during the flight. This makes it possible to determine the potential causes of an accident. When the black box is needed, the aircraft has likely suffered an accident. A massive impact or explosion accompanies most airplane crashes, thus requiring the flight recorder to be shockproof and fire resistant. As a number of aviation accidents happen over oceans, the flight recorder must also be waterproof and corrosion-resistant to avoid being damaged by salt water. Despite advancements in flight recorder design and the continual improvement of the strength of materials used in manufacturing flight recorders, records show that a large number of flight recorders are damaged and unreadable following accidents, if not lost altogether. For this reason, effective, real-time storage and transmission of in-flight data is beneficial for deducing the cause of aviation crashes and preventing them from happening again.

In March 2019, the aviation authorities around the world grounded the Boeing B737 MAX passenger airplane global fleet. This occurred after two new Boeing B737 MAX passenger airplanes crashed within 5 months of each other with fatal consequences. The first aircraft which crashed on October 29, 2018 belonged to Lion Air and the second aircraft which crashed on March 10, 2019 belonged to Ethiopian Airlines. The U.S. Federal Aviation Administration (FAA) and other worldwide aviation authorities worked in coordination to determine the cause of the crashes before issuing additional guidance. Before the causes could be determined, and within 24 hours of the Ethiopian Airlines crash, however, worldwide aviation authorities and operators began banning MAX flight operations. Although the minimal aircraft flight data available from the Ethiopian Airlines crash was not sufficient to link it to the Lion Air crash, there has been pressure from the aviation authorities and the airline operators to implement protective measures. The Boeing B737 MAX fleet was grounded more than two full days before the Ethiopian Airlines’ FDR information was downloaded.

A path to a flight data retrieval solution has been initiated based on work that stems from the two earlier major accidents. The first case is the disappearance of the Malaysia Airlines Boeing B777 aircraft Flight 370 in March 2014. To-date, neither the aircraft nor the flight data recorder has been recovered and thus the case remains one of the biggest mysteries in aviation. The second case is an Air France Airbus A330 aircraft Flight 447 from Brazil to France which crashed in the Atlantic Ocean in June 2009. Although the major wreckage of this aircraft was found within 5 days of the accident, the initial investigation by the French aviation authorities was hampered because the aircraft’s flight recorders were not recovered from the ocean until May 2011, nearly two years later.

The most widely discussed resulting changes from those two accidents are new International Civil Aviation Organization (ICAO) standards for tracking aircraft, included in Amendment 40 to ICAO Annex 6. However, Amendment 40 includes another element that could ultimately prove to be more useful: timely access to flight data. Airlines could meet the ICAO standard, which goes into effect in 2021, by streaming FDR data while in flight. Providers of the necessary hardware, software and communications services are teaming up to offer timely flight data solutions to operators.

With our new product, Black Box Live, we expect to be able to provide a system of real-time flight information back-up and streaming which will be aimed at advancing flight safety. Under strict security measures, this new product is being designed and engineered to securely stream flight data and crewmembers’ cockpit voice records to our cloud-based storage solution for airlines and authorized individuals to access and monitor. Black Box Live is in the early stages of development and, at this time, we cannot assure you when this product will reach market, if at all.

Other Markets (Remote Locations and Maritime)

In addition to our focus on IFEC systems for aircraft, we have begun to develop related internet connectivity systems for other markets and applications. In this regard, we have already developed two connectivity systems, one for hotels, primarily for remote locations, and one for maritime use. Both systems operate through the Ku/Ku HTSs (high throughput satellites).

The Ku-band offers reliable service outside of the Ka-band coverage over the ocean and in mountainous regions and is aimed to cover remotely located hotels and resorts as well as the maritime sector. The Ku-band also supports the OneWeb and other LEO satellite constellation systems.

In these additional markets:

i.	We have already made limited sales of our connectivity solutions to hotels/resorts in remote areas. Additionally, we plan to sell our equipment to hotels and resorts located in remote ocean areas and mountain regions. We also plan to sell the bandwidth required through which to operate these systems, priced on a subscription plan basis.

ii.	We plan to begin selling our connectivity solutions to maritime vessels such as cruise liners, fishing vessels, ferry boats and yachts. We plan to sell our equipment to these categories of vessels as well as the bandwidth required through which these systems operate, priced on a subscription plan basis.

We are currently in the customer demonstration stage in the East Asia market with our maritime satellite communications equipment and services.

The picture below depicts Aircom’s current maritime antenna.

We cannot be sure at this time that we will be successful marketing this product offering for remote locations and maritime use.

Satellite Ground Stations and Data Centers

We plan to build a satellite ground station and a data center in Asia region to support our operations in that region.

A ground station’s main purpose is to establish telecommunication links with satellites.  The ground station will house satellite antennae and other communication equipment.  Satellite antennas must be located within the coverage of the satellites being used.  Ground station satellite antennas are substantial in size, generally between 20 to 30 feet (7 to 9 meters) in diameter.  As we expand our operation, we expect to have multiple dish antennas connecting to various satellites.  Due to the strong electromagnetic radiation emitted by the antennas, a satellite ground station must be located in rural or industrial areas and it requires a substantial setback zone around the ground station.

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

On July 10, 2018, we entered into a real estate sales contract with Tsai Ming-Yin, as seller, and Sunty Development Co., Ltd., as trustee, pursuant to which the parties agreed to definitive terms and conditions relating to the acquisition by Aerkomm Taiwan of a parcel of land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. The parcel consists of approximately 6.36 acres of undeveloped land and is expected to be used by us to build our first satellite ground station and data center. We completed payment of the purchase price for the Taiwan land parcel in July 2019 and and our agent has received all of the necessary title transfer documentation from the seller. According to land use law of Taiwan, we need to submit a usage plan and to obtain the necessary license or authorization for the intended usage before we can obtain an official certificate of title. Once we receive the certificate of title for the Taiwan land parcel, we expect to be able to mortgage the property to borrow the funds we will need to build the ground station. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete the process and receive the certificate of title to the parcel.

Additionally, we have signed a binding memorandum of understanding with a Samoa based telecom company to lease the Taiwan land parcel, once title has been transferred to us, for a period of five years at an expected rental income to us of approximately $2.3 million per year. This telecom company plans to build a separate satellite ground station and data center on the parcel and we may lease back a portion of the land to build our own satellite ground station and data center if and when we have sufficient funds to do so. The five-year lease, if it is consummated, would provide us with additional working capital to supplement the funds that we raised in our 2018/2019 public offering, to help us further our core corporate development efforts.

There can be no assurance that we will be able to successfully complete the land lease arrangements with the Samoa based telecom company or otherwise finance and build our planned satellite ground station and data center or that we will be able cover the various costs, including but not limited to property taxes, to maintain the Taiwan land parcel.

Our Contracts with Airline Partners

Airbus SAS

On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, Aircom entered into an agreement with Airbus SAS, or Airbus, pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of our “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. We expect to expand our agreement with Airbus to include other Airbus models including the Airbus A330, A340, A350 and A380 series. Airbus will apply for and obtain on our behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system. It is anticipated that the Bilateral Aviation Safety Agreement between EASA and the Civil Aviation Administration of China, or CAAC, will be finalized and go into effect sometime in 2020. If the Bilateral Agreement is finalized in its present form, the STC approved by EASA will automatically be accepted by CAAC. This would significantly reduce the cost and time required for us to launch our business with China based customers.

Pursuant to the terms of our Airbus agreement, Airbus agreed to provide Aircom with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is approximate 16 months from the purchase order issued in August 2018, although there is no guarantee that the project will be successfully completed in the projected timeframe. Once the project is completed, Aircom, or Airbus on behalf of Aircom, will be able to commence installation of the AERKOMM K++ system on aircraft in the second quarter of 2021.

A number of airlines, and in particular aircraft lessors, will accept only Service Bulletins issued by the aircraft manufacturers for the retrofit installation of any system on board their aircraft. Our agreement with Airbus ensures that our system will meet this requirement for aircraft lessors who intend to purchase Airbus aircraft, although it does not guarantee that airlines or aircraft lessors will purchase our AERKOMM K++ system.

Hong Kong Airlines

In June 2015, we entered into a master agreement with Hong Kong Airlines Limited, or Hong Kong Airlines, to install IFEC systems on-board their aircraft. Also party to this agreement is Klingon Aerospace, Inc., or Klingon, our product development partner and value-added reseller in the region where Hong Kong Airlines operates. Daniel Shih, our co-founder, was Chairman of Klingon from February 2015 to February 2016, and Peter Chiou, our former Chairman, Chief Executive Officer and President, was Chief Executive Officer and President of Klingon from March 2015 through April 2016, prior to his joining our company in February 2017. A Memorandum of Understanding, or the HKA MOU, was also signed with Hong Kong Airlines in July 2015 in order to assist Aircom to develop its AERKOMM AirCinema system, which is a wireless seat back screen entertainment system with on-line capability.

On January 30, 2020, further to the master agreement with Hong Kong Airlines and the HKA MOU, Aircom signed an agreement with Hong Kong Airlines to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ IFEC solutions. This agreement does not include Klingon as a party and Klingon is no longer involved in our contractual relationship with Hong Kong Airlines.

Under the terms of this new agreement, Aircom will provide its Ka-band AERKOMM K++ IFEC system for installation on Hong Kong Airlines’ fleet of 12 Airbus A320 and 5 Airbus A330-300 aircraft as well as its AERKOMM AirCinema system for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines will become the first commercial airliner launch customer for Aircom.

The AERKOMM AirCinema system, which Aircom is designing and implementing specifically for Hong Kong Airlines, will introduce free high-speed internet access to the seat back screens of Hong Kong Airlines’ Airbus A320 aircraft, connected via the Ka-band AERKOMM K++ IFEC system. Instead of the traditionally preloaded and fixed selection of in-flight entertainment, passengers will have access to high-speed internet steaming services for videos, music, live TV and social media. Aircom and Hong Kong Airlines will work closely together to develop the AERKOMM AirCinema system, thus making Hong Kong Airlines the launch customer for this innovative solution.

The AERKOMM K++ IFEC system will also provide passengers of Hong Kong Airlines with an “at home” network experience by giving free access to on-board WiFi internet connectivity to all passenger personal devices, including laptops, mobile phones and tablets. The AERKOMM K++ system will be ready “future-proof” and compatible with the next generation of satellite technologies. This system will also provide passengers of Hong Kong Airlines with access to e-commerce amenities, such as In-Flight shopping and travel services. Details and terms about the services to be provided via the AERKOMM K++ system is being actively discussed by Aircom and Hong Kong Airlines and will be set forth in one or more service level agreements to be entered into by the parties.

In order to install the AERKOMM K++ system on the Hong Kong Airlines aircraft, we will have to obtain local approval for the AERKOMM K++ system from the Hong Kong Civil Aviation (HKCAD). This HKCAD local approval will be based on our obtaining the Airbus Service Bulletin, which we expect to receive from Airbus, together with EASA certification, by sometime in the fourth quarter 2020. Once we receive the Airbus Service Bulletin and the EASA certification, jointly with the support of Airbus, we will be able to apply to the HKCAD for the required local approval.

Other Airline Partners and Business Jets Customers

We are actively working with prospective airline customers to provide them with the Airbus to-be-certified AERKOMM K++ system.

We have entered into non-binding memoranda of understanding, or MOUs, with a number of airlines, including Air Malta of Malta which owns a fleet of 12 Airbus A320 aircraft, and Onur Air of Turkey with a fleet of 14 Airbus A320 aircraft. There can be no assurances, however, that these MOUs will lead to actual purchase agreements.

Currently, we are finalizing MOUs with the following airlines, although we cannot assure you that we will be able to finalize any of these agreements:

Nouvelair Tunis:	Fleet of 6 Airbus A320 aircraft
Tigerair Taiwan:	Fleet of 11 Airbus A320
Hong Kong Express:	Fleet of 13 Airbus A320 and 11 Airbus A321

We are in advanced active discussions with a number of major airlines in Europe, the Middle East and Asia, and we are confident, although we cannot guarantee, that we will be successful in signing MOUs with one or more of these companies. Additionally, we are close to signing a definitive agreement with a major airline company having a large fleet of aircraft; however, in view of a mutual non-disclosure agreement with this party, we cannot disclose the name at this stage, and we cannot guarantee that we will be successful in signing a definitive agreement with this company.

In connection with the Airbus project, we have also identified owners of Airbus Corporate Jet, or ACJ, as potential customers of our AERKOMM K++ system. ACJ customers, however, would not generate enough internet traffic to make our free-service business model viable. To capitalize on this additional market, we plan to sell our AERKOMM K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription-based plans. This new corporate jet market could generate additional revenue and income for our company.

As discussed below, we have entered into an agreement with MJet GMBH, an Airbus ACJ customer, and we are currently in advanced discussions with a number of additional ACJ customers, some of whom have more than one aircraft in their fleets.

While, to date, we have been concentrating on Airbus customers in view of our existing agreement with Airbus, our current plan is to also begin marketing to Boeing aircraft customers and Boeing Business Jets (BBJ) customers, and we intend to acquire the necessary certification of our AERKOMM K++ system equipment for the different Boeing aircraft models, with a particular focus on the Boeing B737 aircraft family. We have already carried out discussions and negotiations with AKKA Technologies based in Toulouse France, which is a specialist aerospace and aviation design organization, for providing us with a Service Bulletin and Supplemental Type Certificate for the Boeing B737 family, including certification from EASA. We anticipate that we will sign an agreement with AKKA Technologies in the second quarter 2020, although we cannot guarantee this. Once an agreement is signed with AKKA, the project of developing the Service Bulleting and Supplemental Type Certificate for our AERKOMM K++ system equipment for the Boeing B737 family of aircraft and obtaining EASA certification for this aircraft line is expected to take approximately nine months.

We plan to enter into business agreements with additional airline partners and corporate jet owners, which will allow our antenna equipment and/or entertainment services to be installed, and our services provided, on additional fleet aircraft. Under any such agreements, we expect that the airlines will commit to have our equipment installed on some or all of the aircraft they operate, and we will commit to provide passenger connectivity and/or entertainment services on such aircraft and to remit to the airlines a specified percentage of the revenue that we generate. We expect to have the exclusive right to provide Internet connectivity services on these aircraft throughout the term of the agreements we expect to enter into with such airline partners. Depending on the contract, installation and maintenance services may be performed by the airline under our supervision or sub-contracted to a maintenance repair organization, or MRO, mutually agreed upon by both Aircom and the airline. These agreements will also vary as to who pays for installation and maintenance of our AERKOMM K++ system. We cannot guarantee that we will be able to enter into any such additional agreements.

Other Agreements and Understandings with Our Business Partners

MJet GTA: On March 6, 2019, we signed a General Terms Agreement (GTA) with MJet GMBH, or MJet, a corporate jet owner operating an Airbus ACJ A319 based in Vienna, Austria. On June 11, 2019 we converted this GTA into a definitive agreement with MJet, and on June 12, 2019, MJet placed a first purchase order with Aircom. The purchase order provides for the provision, installation, testing and certification of our AERKOMM K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an MJet Airbus ACJ A319 aircraft under the supervision of Airbus. Assuming the installation, testing and certification of our AERKOMM K++ system on the MJet A319 is successful, something we cannot guarantee at this time, MJet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, and we will also begin charging MJet for the bandwidth required to use the AERKOMM K++ system services. Assuming the success of this installation, MJet will become the first recurring payment customer of our AERKOMM K++ system as well as being the launch customer of our Aerkomm K++ solution.

Malta MOU: On February 23, 2018, Aircom entered into a nonbinding memorandum of understanding which we refer to as the Air Malta MOU, with Air Malta, a company organized under the laws of Malta, pursuant to which the parties intend to collaboratively market and provide their products and servers to passengers of the Malta-based airline fleet. Under the terms of the Air Malta MOU, the parties intend to develop, install and operate in-flight connectivity systems onboard the Malta-based airline fleet and provide related services to its passengers. Subject to finalizing the terms of the agreement, we anticipate that this MOU will be converted into a definitive agreement during the second quarter of 2020.

Onurair MOU: On March 1, 2018, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Onurair MOU, with Onurair Tasimacilik A.S., a company organized under the laws of Turkey, pursuant to which the parties intend to collaboratively market and provide their products and services to passengers of the Turkey-based airline fleet. Under the terms of the Onurair MOU, the parties intend to develop, install and operate in-flight connectivity systems onboard the Turkey-based airline fleet and provide related services to its passengers. We cannot assure you, however, we will be able to enter into a definitive agreement with Onurair, or that the Onurair MOU will lead to any Aerkomm product sales.

Yahoo MOU: On January 19, 2016, Aircom entered into a nonbinding memorandum of understanding, which we refer to as the Yahoo MOU, with Yahoo! Hong Kong Limited, or Yahoo, pursuant to which, the parties intended to collaboratively market and provide their products and services to commercial airlines in Asia. Through its affiliates, Yahoo provides customers internet related services including software, content, communications, media and commerce services. According to the Yahoo MOU, Yahoo intended to use our IFEC system to provide in-flight services to its customers. In addition, the parties intended to collaborate on destination-based marketing and to develop a revenue-share scheme on the advertising revenue arising from the in-flight services. We expected that Yahoo would be the exclusive provider of pre-roll video ads on our AERKOMM K++ IFEC system in exchange for committed revenue from Yahoo. The parties further intended to collaborate and develop the necessary interface to support interaction and/or integration between our backend and each of Yahoo’s websites and Yahoo’s applications. All present and future intellectual property rights related to IFEC system were expected to solely belong to us or the third-party or third parties from whom we obtained the right of use. The Yahoo MOU had a term of two years and expired on January 19, 2018. Aircom expects to enter into discussions with Yahoo! Hong Kong to reinstate this MOU for an additional period of time, although there can be no assurances that it will be successful in these discussions.

Yuan Jiu Inc. MOU: On March 20, 2020, Aircom signed a nonbinding memorandum of understanding with Yuan Jiu Inc., or Yuan Jiu, a Taiwanese company, to form a partnership to pool together Aircom’s and Yuan Jiu’s resources in developing and manufacturing certain necessary equipment for Aerkomm IFEC systems. Under this memorandum of understanding, Yuan Jiu will supply capital to fund the development and purchase of AERKOMM K++, AirCinema and/or AirCinema Cube equipment for installation on aircraft of Aircom’s airline customers.  In return, Aircom will share the profits from services provided through such equipment installations. Aircom and Yuan Jiu will work together to finalize the detailed terms and conditions for the proposed business endeavor, however there can be no guarantee that the parties will be able to sign a definitive joint venture agreement.

All of the above MOUs are nonbinding and, as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiation by the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to enter into such definitive agreements or receive the required governmental approvals, and there can be no assurances that any of the expired MOUs will be extended or renewed. If for whatever reason the transactions contemplated by the MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

Product Development, Manufacturing, Installation and Maintenance

We plan to provide airline partners and corporate jet owners with the equipment necessary for in-flight connectivity, which will be installed by either the airline at their own maintenance facility or at an approved maintenance repair organization, or MRO, service provider mutually selected by Aircom and the airline. We will also provide training and technical support to each airline’s MRO for the installation of our equipment. Such support will also include technical, management, and operational support, with 24/7 network monitoring of the performance of each aircraft’s equipment once in operation.

We will rely on third-party suppliers for equipment components that we will use to provide our services, including those discussed below.

We will purchase our ground station equipment from Blue Topaz Consultants, Ltd., or BTC, under an agreement that we have with BTC dated December 15, 2015. Under the terms of this agreement, BTC will develop and provide to us four (4) sets of ground station hub equipment, or the Hub Equipment, for our use and sale into our Asian markets. We and BTC will separately enter into service agreements for the installation and maintenance of the Hub Equipment systems. We have agreed to pay BTC $6,205,216 for the first Hub Equipment system and have already made milestone payments to BTC totaling $3,250,000. The purchase price for the first Hub Equipment system was increased to $6,234,260 on November 30, 2016 due to the increase in cost of a system required software license. We will be required to pay BTC the balance of $2,984,260 owed on the first Hub Equipment system following delivery and service commencement of this system. We expect to install this Hub Equipment in the ground station that we intend to build on the parcel of land we have acquired in Taiwan, once we receive title to that land and can proceed with a related ground station financing arrangement. We cannot at this time estimate when this project will move forward or be completed.

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

In our AERKOMM K++ system, we incorporate hardware-based, real-time technology that transcodes content from multiple streaming or broadcast input forms. We convert the content into H.265-encoded Internet protocol, or IP, streams, which reduces the amount of bandwidth required while enhancing the quality of the content. By deploying real-time transcoding technology in its ground and airborne systems, we enable live TV and video streaming in an IP format that, we expect, can optimize satellite bandwidth utilization and achieves cost-effective content delivery.

Satellite Link Acceleration

The most common transmission control protocols, or TCPs, used on the Internet have been designed for terrestrial wired networks. TCPs do not perform well in a long-delay satellite environment and may cause bad user experiences in web surfing and Internet access. Our satellite link acceleration technology improves TCP/IP-based data transmission over a satellite system through compression, deduplication (i.e., eliminating redundant information), caching, latency optimization, packet aggregation, and cross-layer enhancement. This technology includes end-to-end software in airborne systems and ground servers for cost effective application acceleration and optimization of live TV and video streaming. This combination of technologies makes airborne internet access and content access feel like fiber at home.

Our Competition

Our key competitors include Gogo Inc., which has the largest installed base in the IFEC market mainly via air-to-ground technology, L-band connectivity services which provide a passenger-paid system of connectivity solutions and wireless in-flight entertainment services, and Panasonic Avionics Corp., which provides IFEC hardware and solutions via L-band and Ku-band technology. Other competitors include ViaSat, Global Eagle Entertainment, Inc., OnAir and Thales/LiveTV, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanisms used by us or our competitors, the IFEC industry is expected to continue to face capacity constraints and unique technology challenges, which are expected to increase due to historically projected increased demand for in-flight Internet.

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growing IFEC market.

Creative business model. We believe that our business model sets us apart from most of our competitors. We combine cutting-edge connectivity technology with a creative content-driven approach. Traditionally, providers of in-flight connectivity have focused primarily on the profit margin derived from the sale of hardware to commercial airlines and of bandwidth to passengers. Both airlines and passengers have to “pay to play,” which results in low participation and usage rates. We break away from this model and set a new trend with our creative business model, which, we expect, will set us apart from our competitors. Commercial airline companies will recover their costs through participating in our revenue sharing model while passengers will not be required to pay for connectivity. Taken together, this novel approach creates an incentive for airlines to work with us and should act to drive up passenger usage rates.

Ku-band and GEO/LEO Hybrid Satellite Technology

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. Currently, there are few Ka-enabled satellites and as a result, the coverage area in the Asia-Pacific region is limited. However, new GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band satellites are being regularly launched and this should provide worldwide Ka band coverage over the next few years.

Our Growth Strategy

We will strive to become a leading provider of IFEC solutions by pursuing the following growth strategies:

●

Launch and increase number of connected aircraft. As of the date of this annual report, we have not provided our services on any corporate jets or commercial aircraft. However, we now have the following delivery contracts in place:

■	On June 11, we converted a General Terms Agreement with MJet GMBH, a corporate jet owner operating an Airbus ACJ A319 based in Austria, into a definitive agreement with MJet, and on June 12, 2019 MJet placed a first purchase order with Aircom. As discussed in more detail above, MJet will be our launch customer for the first planned installation of our AERKOMM K++ system expected to be ready for installation by first quarter of 2021. The installation will enable us to commence a rollout of sale and installation of our IFEC equipment and services to other aircraft.

■	On 30th January 2020, Aircom signed an agreement with Hong Kong Airlines to provide this airline with both our Aerkomm AirCinema and AERKOMM K++ In-Flight Entertainment and Connectivity solutions. Under the terms of this agreement as discussed in greater detail above, Aircom will provide to Hong Kong Airlines its Ka-band AERKOMM K++ IFEC system for installation on its fleet of 12 Airbus A320 and 5 Airbus A330-300 aircraft as well as the AERKOMM AirCinema system being designed and produced specifically for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines will become the first commercial airliner launch customer for Aircom.

To further our growth strategy, we plan to:

■	leverage our creative business model and IFEC system to cost-effectively equip corporate jets and commercial aircraft;

■	increase the number of to be equipped aircraft, targeting full-fleet availability of our IFEC equipment and services for our current and future airline partners;

■	pursue global growth opportunities by leveraging our broad and innovative technology platform and technical expertise; and

■	offer attractive business models to our corporate jet and airline partners, giving them the flexibility to determine the connectivity solutions that meet the unique demands of their businesses.

●	Increase passenger use of connectivity. We believe that in-flight Internet connectivity has become a necessary utility rather than a novelty because most passengers are trying to remain “connected” while travelling. This trend is manifestly evident from the increasing data usage on mobile phones. However, the traditional business model is structured to charge as much as possible for high-end in-flight connectivity services offered to a very small number of people. Such business logic has resulted in the in-flight connectivity option acquiring the reputation of being “pricey” and “only for business travelers whose employers will pay for it.” With a focus on catering to only a small number of people in a narrow market niche, our competitors are paying less attention to an innovative business model that can encourage a wider, broad-based usage of in-flight connectivity services. We believe that certain providers of existing in-flight connectivity services discourage in-flight usage because they believe such usage will increase their overhead expenses without generating additional profit. Due to this business model and the small amount of revenue generated from currently available connectivity services, airlines have considered in-flight connectivity as a “service” to passengers provided at their expense. Under this thinking, in-flight connectivity is a “cost center” from which airlines do not expect to generate profit. We believe that the value of a networking system grows exponentially with its usage and it is a waste of resources to build a networking system to be utilized only by a narrow niche market. Therefore, our business model encourages usage of our in-flight connectivity services on a much broader basis. In order to encourage such broader usage, we plan to offer our in-flight connectivity services to passengers in all travel classes for free, while we generate revenue from add-on services that will tie together passengers’ connectivity and usage. Thus, with our business model, we plan to create connectivity friendly aircraft cabins to provide free on-board internet connectivity for passengers, and to generate revenue through the sale of advertising commercials, banner advertising, in-app purchases, in-game purchases and other related in-flight transactions. We believe that our business model, under which neither airlines nor passengers will be required to pay for basic products or services, will create an incentive for the airlines to work with us and will drive passenger usage rates.

●	Expand satellite network coverage. We will continue to expand our global satellite network coverage through the purchase of additional Ka-band capacity, and to seek to install our satellite solutions into multiple aircraft, while continuing to invest in research and development relating to satellite antennas and modem technologies. We are actively working with satellite providers such as Telesat to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region. We are also in discussions with Kacific Broadband Satellites Group (Kacific), which is a satellite operator providing high-speed broadband internet service for the South East Asia and Pacific Islands region. Its first Ka-Band HTS satellite, Kacific 1, was designed and built by Boeing and launched into geostationary orbit atop a SpaceX launch vehicle on 16th December 2019, in order to purchase Ka broadband capacity.

●	Expand satellite-based services to other markets. We anticipate expanding our satellite-based connectivity services to remote area hotels and resorts, maritime and cruise lines, high-speed railways, 4G/5G backhauling, and converged triple-play services in remote communities. We believe that there is substantial potential for expansion internationally into these new markets. Future business prospects will be evaluated on a case by case basis by weighing the projected revenue from advertising fees and e-commerce revenue shares against the projected operating and capital expenditures of satellite coverage, bandwidth and operations. Our existing business model could be applied to high-speed railways and cruise lines, both of which have a sufficient passenger base for the service to be viable. High-speed railways in China sit under existing, available Ka satellite coverage areas that are not served by 4G/LTE mobile networks, providing a unique opportunity for the delivery of connectivity services. High-speed railways in other regions of Asia present similar opportunities. Remote communities in Asia lack a telecom infrastructure, partly due to geographical limitations, for example, the islands of the Philippines and Indonesia are spread out over a vast geographic area. Satellite-based communications and mesh network technology make triple play services possible for the delivery of live TV broadcasting, videos, and telecom services to these regions.

Employees

As of the date of this annual report, we had a total of 20 employees, 15 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Operations	5
Sales and Marketing	4
Research and Development	8
General and Administrative	3
Total	20

None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

Regulation

As a participant in the global airline and global telecommunication industries we are subject to a variety of government regulatory obligations.

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

Investment in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this annual report, including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Excluding non-recurring revenues in the second quarter of 2019 and 2018 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company.

Excluding non-recurring revenues we earned from affiliates in the second quarter of fiscal 2019 and 2018, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

Our company is in the development stage and has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our company and our core business are in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. We plan to launch our services in the last quarter of 2020, initially in Europe with our launch customer MJet. The limited operating history of our business may make it difficult to accurately evaluate the business and predict its future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our service. If we do not address any of the foregoing risks successfully, our business will be harmed.

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

An extended delay in the transfer of title to us of the Taiwan land parcel that we recently purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects.

In July, 2019, we completed payment of the NT$1,056,297,507, or US$34,474,462, purchase price for our acquisition of 6.36 acres of undeveloped land (which we refer to as the Taiwan land parcel) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Our agent has received all of the necessary title transfer documentation from the seller however, according to the land use law of Taiwan, we need to submit a usage plan and to obtain the necessary license or authorization for the intended usage before we can obtain an official certificate of title. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete this process and receive the certificate of title to the parcel. Once title to the Taiwan land parcel is transferred to us we expect to lease a portion of the land parcel, pursuant to the terms of an existing binding memorandum of understanding, to a Samoa based telecom company who will use the land for their own satellite ground station and to mortgage the land to be able to raise funds to build our first satellite ground station and data center. If there is an extended delay in the transfer of the Taiwan land parcel title to us, our agreement with the Samoa telecom company may be terminated and we may not be able to raise the funds needed to build our ground station in a timely fashion. Either or both of these eventualities could have a negative impact on our business plans, prospects and future results of operations.

If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected.

On January 19, 2016, January 29, 2016, June 16, 2016, October 28, 2017, March 7, 2018 and March 20, 2020, we entered into the Yahoo MOU, the LeTV MOU, the India MOU, the Malta MOU, the Airbus MOU and the Yuan Jiu MOU, respectively. These MOUs are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. For more information related to these MOUs, please refer to the section “Our Contracts with Airline Partners.” Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. The Yahoo MOU and LeTV MOU expired in January 2018. We are in the process of negotiating to extend the Yahoo MOU. We do not intend to extend the LeTV MOU. There can be no assurance that we will be able to extend the expired MOUs or enter into such definitive agreements or receive the required governmental approvals. If for whatever reason the transactions contemplated by the MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

We may not be able to grow our business with our current airline partner or successfully negotiate agreements with airlines to which we do not currently provide our service.

Currently, our only airline partner is Hong Kong Airlines Limited, a Hong Kong-based airline, or Hong Kong Airlines, although we have not yet begun to provide our IFEC products and services to Hong Kong Airlines under our agreement with them. We are currently in advanced negotiations or discussions with certain other airline partners to provide our IFEC services on additional aircraft in their fleets. We have no assurance that these efforts will be successful. Negotiations with prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different than the terms included in our existing agreement with Hong Kong Airlines. To the extent that any negotiations with current or future potential airline partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

We will likely need additional financing to execute our business plan or new initiatives, which we may not be able to secure on acceptable terms, or at all.

We will require additional financing in the near and long term to fully execute our business plan. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ internal cost savings measures. Furthermore, we will be forced to take some or all of these measures if we do not raise sufficient funds in this public offering, the successful completion of which we cannot guarantee.

We are dependent on airline partners to be able to access our customers. We expect that future payments by these customers for our services to be provided to them will account for most, if not all, of our initial revenues.

Under our existing contract with Hong Kong Airlines, we will provide our equipment for installation on, and provide our services to passengers on, a portion of the aircraft operated by this airline. We expect to enter into similar contracts with other airlines in the future but there is no assurance that we will be successful in signing up additional airline partners. We expect that revenue from passengers using our service while flying on aircraft operated by our airline partners will account for the majority of our projected initial revenue once we begin our services. As of the date of this report, we do not yet have any revenue from equipment sales and installation. Our growth will be dependent on our ability to have our equipment installed on the aircraft of airline partners and increased use of our service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue.

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

We may experience network capacity constraints in our future operation regions and we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected.

All providers of wireless connectivity services, including all providers of in-flight connectivity services, face certain limits on their ability to provide connectivity service, including escalating capacity constraints due to expanding consumption of wireless services and the increasing prevalence of higher bandwidth uses such as file downloads and streaming media content. The success of our business depends on our ability to provide adequate bandwidth to meet customer demands while in-flight. We may find it difficult to provide this adequate bandwidth.

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

We have not yet begun selling our IFEC products or services to our future customers.  Our addressable market and our ability to expand in our operating region is inherently limited by various factors, including limitations on the number of commercial airlines with which we could partner, the number of planes in which our equipment can be installed, the passenger capacity within each plane and the ability of our network infrastructure or bandwidth to accommodate increasing capacity demands. Future expansion is also limited by our ability to develop new technologies on a timely and cost-effective basis, as well as our ability to mitigate network capacity constraints through, among other things, the expansion of our satellite coverage area. Our future growth may slow, or once we begin selling products and services to our customers, we may stop growing altogether, to the extent that we have exhausted all potential airline partners and as we approach installation on full fleets and maximum penetration rates on all flights. In order to grow our future revenue, we will have to rely on customer and airline partner adoption of currently available and new or developing services and additional offerings. We cannot assure you that we will be able to obtain a market presence or establish new markets and, if we fail to do so, our business and results of operations could be materially adversely affected.

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

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations-oriented IFEC communications services.

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

Our future success depends upon growing demand for in-flight broadband internet access services, which is inherently uncertain. We have invested significant resources towards the roll-out of new IFEC service offerings, which represent a substantial part of our growth strategy. We face the risk that the U.S. and international markets for in-flight broadband internet access services may decrease or develop more slowly or differently than we currently expect, or that our services, including our new offerings, may not achieve widespread market acceptance. We may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.

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

Regulation by United States and foreign government agencies, including the Federal Aviation Administration and the Federal Communications Commission, may increase our costs of providing service or require us to change our services.

We are subject to various regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we may do business. The two U.S. government agencies that have primary regulatory authority over our operations are the Federal Aviation Administration, or FAA, and the Federal Communications Commission, or FCC.

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA. FAA certification is required for all equipment we install on commercial aircraft and type certificated business aircraft, and certain of our operating activities require that we obtain FAA certification as a parts manufacturer. As discussed in more detail in the section entitled “Business—Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include Supplemental Type Certificates, or STCs and Parts Manufacturing Authorities, or PMAs. Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. The FAA closely regulates many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance, and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations generally increase our costs of compliance.

As a broadband Internet provider, we must comply with the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is being deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA, or similarly mandated law enforcement related, obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs we incur to comply with such regulations.

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

Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. For example, the FCC’s Consumer Proprietary Network Information, or CPNI rules, applicable to our satellite-based offerings, require us to comply with a range of marketing and privacy safeguards. The Federal Trade Commission, or FTC, could assert jurisdiction to impose penalties related our service if it found our privacy policies or security measures to be inadequate under existing federal law. We could also be subject to certain state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations could have an adverse effect on our business, financial condition and results of operations.

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

We depend on the continued service and performance of our key personnel, including Louis Giordimaina, our Chief Executive Officer, Jeffrey Wun, our President and Chief Technology Officer, and Georges Caldironi, our Chief Operating Officer. Such individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. The loss of key personnel, including key members of our management team, as well as certain of our key marketing or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

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

A report of our management is included under the section titled “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual transition report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2019, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Previous actions of our co-founder, Daniel Shih, could give rise to reputational issues that could negatively affect our business and, thus, your investment in our company.

One of our co-founders, Daniel Shih, who no longer has any direct or indirect equity interests in our company or any position with our company or any if its subsidiaries as an executive officer, employee or director, was given a suspended sentence and a fine by a Taiwanese court for being found by the Taiwanese court to have attempted to influence stock prices in Taiwan in an unrelated company. Under Taiwanese law, this means that Mr. Shih does not and will not have any criminal record in Taiwan unless he violates the conditions of his suspended sentence. Although Mr. Shih no longer has any equity interest in our company, or executive position with, our company, he has recently been hired to serve as a consultant to us on an independent contractor basis. Because of his court case in Taiwan and his historical involvement with our company, there may be reputational issues which could have a material adverse effect on our business, financial condition, operations, results of operations and prospects. Any of these outcomes could negatively affect your investment in our company.

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

The coronavirus pandemic may result in a contraction in the global airline industry, the bulk of which likely would be borne by carriers in the Asia-Pacific region. As a development stage IFEC service provider with an emphasis on Asia Pacific, the outbreak of the coronavirus may have a material adverse effect on our business, results of operation, financial condition and stock price.

On January 30, 2020, the World Health Organization declared the COVID-19, or the coronavirus, outbreak in China a public health emergency of international concern. In recent weeks, the coronavirus cases are surging outside China, particularly in South Korea, Japan, Iran and Italy. Given the high public health risks associated with the disease, governments around the world have imposed various degrees of travel and gathering restrictions and other quarantine measures. Businesses in China, the epicenter of the pandemic, largely suspended operations for most of the time from January through February 2020. The coronavirus outbreak is currently having an indeterminable adverse impact on the global economy.

The coronavirus has a particular adverse impact on the airline industry. The outbreak in China and throughout the world since December 2019 has led to a precipitous decrease in the number of daily departures and arrivals for domestic and international flights. On February 20, 2020, the International Air Transport Association (IATA) announced that its initial assessment of the impact of the coronavirus shows a potential full-year loss of 13%, or $27.8 billion in revenue for carriers in the Asia-Pacific region in 2020. As a development stage IFEC service provider with a focus on Asia Pacific, we are vulnerable to any contraction in the airline industry across the region, and we believe our business may be adversely affected by the coronavirus epidemic. Our operations in Asia Pacific are conducted through our subsidiaries in the region, including Aircom HK, Aircom Japan, Aircom Taiwan and Aircom Seychelles. Currently, the primary role of these subsidiaries is business development with respect to airlines and local content providers and advertising partners. The coronavirus epidemic has slowed down the operations of our Asia-Pacific subsidiaries. In addition, we plan to locate our first ground station in Taiwan, the implementation of which could be delayed by the coronavirus epidemic.

Furthermore, fears of the economic impacts of the coronavirus have sparked the deepest weekly slides in publicly traded securities since the 2008 financial crisis. The volatility of stock prices and an across-the-market selloffs may depress our stock price, and moreover, adversely affect our ability to obtain equity or debt financings from the financial markets.

Given the uncertainty of the outbreak, the spread of the coronavirus may be prolonged and worsened. If this outbreak persists, commercial activities throughout the world could be curtailed with decreased consumer spending, business operation disruptions, interrupted supply chain, difficulties in travel, and reduced workforces. The duration and intensity of disruptions resulting from the epidemic is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which the coronavirus impacts our operations and financial results will depend on its future developments. If the coronavirus outbreak is not effectively controlled in a short period of time, our business operation, financial condition and stock price may be materially and adversely affected as a result of a slowdown in economic growth, a contraction in the airline sector, depressed customer demand, operation disruptions or other factors that we cannot foresee.

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

We currently source key components of our hardware, including the aircraft installed satellite antenna, from third parties and key aspects of our connectivity services, including all of our satellite transponder services from SKY Perfect JSAT Corporation. While we have written contracts with these key component and service providers, if we experience a disruption in the delivery of products and services from either of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that we will avoid similar issues in the future. Additionally, the loss of the exclusive source protections that we have with our hardware provider could eliminate our competitive advantage in the use of satellites for in-flight connectivity, which could have a material adverse effect on our business and operations.

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

Our common stock is quoted on the Professional Segment of the regulated market of Euronext Paris, which may have an unfavorable impact on our stock price and liquidity.

Since July 23, 2019, our common stock has also been listed on the Professional Segment of the regulated market of Euronext Paris under the symbol “AKOM”. The Professional Segment of the regulated market of Euronext Paris is a significantly more limited market than the regulated market of Euronext Paris (Compartiment A, B or C). The quotation of our shares on the Professional Segment of the regulated market of Euronext Paris may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is not currently a “penny stock” and is not subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.

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

There can be no assurance that our common stock will continue to qualify for exemption from the Penny Stock Rule if our stock price drops to the point where we become subject to the Penny Stock Rule, this rule could affect the ability of broker-dealers to sell our securities and affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital in the future. Additionally, if our common stock were to become subject to the Penny Stock Rule, we would become subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public markets in the future, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

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

Aircom currently leases approximately 4,958 square feet of space at the Fremont, CA address, comprised of administrative offices, from Global Venture Development, LLC, which lease expires on May 31, 2020. We pay a monthly base rent of $6,446.

Aircom Japan leases approximately 78 square meters of space at our Japan office. The lease expires in June 2020 and the monthly lease payment is approximately $2,892. Aircom Japan also leases additional space from Daniel Shih, our co-founder, at a cost of $1,215 per month.

Aircom HK leases approximately 2,300 square feet of space at our Hong Kong office. The lease expires on June 27, 2020 and the monthly lease payment is $3,833.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the OTCQB Venture Market on May 30, 2017 under the symbol “AKOM.” On July 31, 2017, our stock began trading on the OTCQX Best Market. To date, there has been limited trading for our common stock on the OTC Markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

Since July 23, 2019, our common stock has also been listed on the Professional Segment of the regulated market of Euronext Paris under the symbol “AKOM”.

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Invest Securities SA, dated September 9, 2019. The liquidity agreement complies with applicable laws and regulations in France. The liquidity agreement authorizes Invest Securities SA to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. To date, we have contributed an aggregate of 200,000 Euros (approximately $225,500) to the liquidity account. The amount is classified in other non-current financial assets in our statement of financial position. At March 23, 2020, 17,498 shares of our common stock and approximately $28,030 (24,764 Euros) were in the liquidity account. The liquidity agreement has a term of one year and will be renewed automatically unless otherwise terminated by either party.

Approximate Number of Holders of Our Common Stock

As of March 25, 2020, there were approximately 28 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company's financial condition as of December 31, 2019, and its results of operations for the years ended December 31, 2019 and 2018.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

We are a full-service development stage provider of IFEC solutions. With advanced technologies and a unique business model, we, as a service provider of IFEC solutions, intend to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as in seat-back displays, as well as on passengers’ personal devices. We also expect to provide content management services and e-commerce solutions related to our IFEC solutions.

We plan to partner with airlines and offer airline passengers free IFEC services. We expect to generate revenue through advertising and in-flight transactions. We believe that this is an innovative approach that differentiates us from existing market players.

To complement and facilitate our planned IFEC service offerings, we intend to build satellite ground stations and related data centers within the geographic regions where we expect to be providing IFEC airline services. We have purchased a 6.36 acre parcel of land in Taiwan where we expect to build our first ground station. We are currently in the process of having the certificate of title to this Taiwan land parcel transferred to us. Because this process involves filing a plan of usage with the local authorities and obtaining a required license and authorization for our intended land usage, we are not sure at this time when we will receive the official certificate of title to the land. Once that title transfer process is completed, we intend to mortgage the property to finance the cost of the first ground station construction.

Our total sales were $1,599,864 and $1,745,000 for the years ended December 31, 2019 and 2018. Our total sales of $1,599,864 for the year ended December 31, 2019 consisted of a non-recurring sale of compact adaptors for smartphones that allows a user to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. Sales for the year ended December 31, 2018 represented the sale of a ground-based satellite connectivity server terminal in the amount of $1,730,000 and related remote island resort ground antenna connectivity service income in the amount of $15,000.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance will be driven by various factors that affect the commercial airline industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

●	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	the extent of the adoption of our products and services by airline partners and customers;

●	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

●	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	costs associated with managing a rapidly growing company;

●	the impact and effects of the global outbreak of the coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

●	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

Results of Operations

On March 18, 2018, we changed our fiscal year from December 31 to March 31, to be able to comply with the Nasdaq Stock Market so called “seasoning rules” which required that we have audited financial statements for a full year following the date of the closing of our reverse acquisition before we could file a listing application with Nasdaq. Since we were able to meet that seasoning requirement by changing our fiscal year to March 31 thus enabling us to generate audited financial statements for the full year beginning on April 1, 2017 and ending on March 31, 2018, our board of directors determined that for practical business reasons, it would be in the Company’s best interest to revert to a December 31 fiscal year end. Our board of directors voted to change our fiscal year back to December 31 on February 12, 2019. Now that our common stock is listed for trading on the Professional Segment of the regulated market of Euronext Paris, we have determined to suspend our Nasdaq listing application.

The discussion below relates to our two fiscal years ended on December 31, 2019 and 2018.

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth key components of our results of operations during the years ended December 31, 2019 and 2018.

	Years Ended December 31,		Change
	2019	2018	$	%
Sales	$1,599,864	$1,745,000	$(145,136)	(8.3)%
Cost of sales	1,587,222	1,661,849	(74,627)	(4.5)%
Operating expenses	8,569,231	8,096,033	473,198	5.8%
Loss from operations	(8,556,589)	(8,012,882)	(543,707)	6.8%
Net non-operating income (expense)	580,281	(131,335)	711,616	(541.8)%
Loss before income taxes	(7,976,308)	(8,144,217)	167,909	(2.1)%
Income tax expense	3,251	4,123	(872)	(21.1)%
Net Loss	(7,979,559)	(8,148,340)	168,781	(2.1)%
Other comprehensive income (loss)	(602,603)	123,428	(726,031)	(588.2)%
Total comprehensive loss	$(8,582,162)	$(8,024,912)	$(557,250)	6.9%

Revenue. Our sales were $1,599,864 the years ended December 31, 2019, as compared to the $1,745,000 for the year ended December 31, 2018. Our total revenue of $1,599,864 for the year ended December 31, 2019 consisted of a non-recurring sale of compact adaptors for smartphones that allows a user to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. Our sales for the year ended December 31, 2018 consists of the sale of a ground-based satellite connectivity server terminal in the amount of $1,730,000 and remote island resort ground antenna connectivity service income in the amount of $15,000.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $1,587,222 and $1,661,849 for the years ended December 31, 2019 and 2018, respectively. The cost of sales for the year ended December 31, 2019 represents the cost of non-recurring sales of satellite-based mobile communication units, while the cost of sales for the year ended December 31, 2018 represents the cost of the ground-based satellite connectivity server terminal sold by Aircom Taiwan.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $473,198 to $8,569,231 for the year ended December 31, 2019, from $8,096,033 for the year ended December 31, 2018. Such increase was mainly due to the increase in stock-based compensation expense, amortization expense, payroll and payroll related expense, legal expense and depreciation expense in the amount of $919,842, $460,760, $350,133, $329,857 and $326,253, respectively, which was offset by the decrease in research and development expense, consulting expense, investor relation expense and rent expense in the amount of $1,067,222, $576,611, $282,660 and $263,588, respectively.

Net non-operating income (expense). We had $580,281 in net non-operating expense for the year ended December 31, 2019 as compared to $131,335 in net non-operating income for the year ended December 31, 2018. Net non-operating expense for the year ended December 31, 2019 primarily consisted of interest expense of $4,207 and gain on foreign exchange of $586,040. Net non-operating income for the year ended December 31, 2018 primarily consisted of interest expense of $3,179 and loss on foreign exchange of $128,362.

Income (loss) before income taxes. Our loss before income taxes is $7,976,308 for the year ended December 31, 2019 as compared to the loss before income taxes for the year ended December 31, 2018 of $8,144,217, a decrease of $167,909, as a result of the factors described above.

Income tax expense- (benefit). Income tax expense decreased by $872 to $3,251 for the year ended December 31, 2019, from an income tax expense of $4,123 for the year ended December 31, 2018. The income tax expenses were mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $557,250 to $8,582,162 for the year ended December 31, 2019, from $8,024,912 for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $976,829. To date, we have financed our operations primarily through cash proceeds from financing activities, including from our 2018/2019 public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Years Ended December 31,
	2019	2018
Net cash used for operating activities	$(8,729,319)	$(7,031,994)
Net cash used for investing activity	(635,293)	(34,583,195)
Net cash provided by financing activity	10,855,735	41,558,566
Net increase (decrease) in cash and cash equivalents	1,491,123	(56,623)
Cash and restricted cash at beginning of year	88,309	21,504
Foreign currency translation effect on cash and restricted cash	(602,603)	123,428
Cash and restricted cash at end of year	$976,829	$88,309

Operating Activities

Net cash used for operating activities was $8,729,319 for the year ended December 31, 2019, as compared to $7,031,994 for the year ended December 31, 2018. In addition to the net loss of $7,979,559, the increase in net cash used for operating activities during the year ended December 31, 2019 was mainly due to increase in inventory and prepaid expenses, decrease in accounts payable and other payable – others of $2,143,550, $1,435,164, $1,120,245 and $834,783, respectively, offset by the decrease in accounts receivable and temporary deposit – related parties of $1,293,870 and $100,067, respectively. In addition to the net loss of $8,148,340, the increase in net cash used for operating activities during the year ended December 31, 2019 was mainly due to increase in accounts receivable and prepaid expenses and decrease in other payable – others of $1,745,000, $1,171,356 and $887,956, respectively, offset by the decrease in other receivable – others and increase in accounts payable of $409,774 and $2,032,974, respectively.

Investing Activities

Net cash used for and provided by investing activities for the year ended December 31, 2019 was $635,293 as compared to $34,583,195 for the year ended December 31, 2018. The net cash used for investing activities for the year ended December 31, 2019 was mainly due to the $624,462 final payment toward the purchase of a parcel of land to build our first satellite ground station and data center (the "Land"). We also used $10,831 for the purchase of property and equipment. The net cash used for investing activities for the year ended December 31, 2018 was mainly due to the $33,850,000 prepayment toward the purchase of a parcel of the Land and increase in acquisition of goodwill and property and equipment of $24,798 and $708,397, respectively.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $10,855,735 and $41,558,566, respectively. Net cash provided by financing activities for the year ended December 31, 2019 was mainly attributable to net proceeds from the issuance of common stock from our public offering and the borrowing under a long-term loan in the amounts of $10,810,688 and $45,469, respectively. Net cash provided by financing activities for the year ended December 31, 2018 was mainly attributable to proceeds from the issuance of common stock from our public offering and issuance of stock warrants related to the public offering in the amounts of $41,318,899 and $250,367, respectively, offset by the repayment of short-term bank loan of $10,000.

On December 16, 2019, we terminated a public offering (SEC File No. 333-222208) of our common stock begun in May 2018, which we refer to as the 2018/2019 public offering, underwritten by Boustead Securities LLC on a “best efforts” basis. In the 2018/2019 public offering, we held 13 closings in which we issued and sold an aggregate of 1,294,627 shares of our common stock, at $42.50 per share, for gross proceeds of approximately $55.02 million, or net proceeds of approximately $50.83 million after underwriting discounts, commissions and offering expenses payable by us.

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by a parcel of our Taiwan land parcel which we have recently purchased. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are currently in the process of having the official certificate of title to this Taiwan land parcel transferred to us but, at this time, we are not sure when we will receive the official certificate of title to the land. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. As of the date of this annual report, we have drawn down approximately $2.64 million (NT$80,000,000) under the Loans from one of the Lenders.

On July 10, 2018, in conjunction with our agreement to acquire the Taiwan land parcel , we entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price of the Taiwan land parcel, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. Under the terms of the initial with MIGL, we agreed to pay this commission no later than 90 days following payment in full of the Taiwan land parcel purchase price. On May 9, 2019, we amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2020. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission was due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than May 31, 2021.

The Company has not generated significant revenues, excluding non-recurring revenues in 2018 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, we have taken measures that management believes will improve our financial position by financing activities, including having successfully completed our 2018/2019 public offering, short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders, of which approximately $2.64 million (NT$80,000,000) we have drawn down to date,  and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

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

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment and capacity expansion. Capital expenditures are associated with the supply of airborne equipment to our prospective airline partners, which correlates directly to the roll out and/or upgrade of service to our prospective airline partners’ fleets. Capital spending is also associated with the expansion of our network, ground stations and data centers and includes design, permitting, construction, network equipment and installation costs.

Capital expenditures for the years ended December 31, 2019 and 2018 were $635,293, and $34,558,397, respectively.

We anticipate an increase in capital spending in fiscal year 2020 and estimate that capital expenditures will range from $10 million to $40 million as we will begin airborne equipment installations and continue to execute our expansion strategy.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2019 and 2018, we incurred approximately $416,231 and $1,541,952 of research and development costs, respectively.

Right-of-Use Asset and Lease Liability. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases and financial leases under previous accounting standards and disclosing key information about leasing arrangements.

A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases and finance leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments by discount rates. The Company’s lease discount rates are generally based on its incremental borrowing rate, as the discount rates implicit in the Company’s leases is readily determinable. Operating leases are included in operating lease right-of-use assets and lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment and lease liability in our consolidated balance sheets. Lease expense for operating expense payments is recognized on a straight-line basis over the lease term. Interest and amortization expenses are recognized for finance leases on a straight-line basis over the lease term.

For the lease within a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company adopted ASU 2016-02 effective January 1, 2019.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line method and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years and satellite equipment – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the years ended December 31, 2019 and 2018.

Goodwill and Purchased Intangible Assets. Goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Purchased intangible assets with finite life are amortized on the straight-line basis over the estimated useful lives of respective assets. Purchased intangible assets with indefinite life are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2019 and 2018, purchased intangible asset consisted of satellite system software which is amortized over 10 years.

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

Recent Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

The full text of our audited financial statements as of December 31, 2019 and 2018 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2019, our internal control over financial reporting was not effective due to the following material weakness:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures

●	We intend to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2019, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
James J. Busuttil	61	Chairman
Louis Giordimaina	63	Chief Executive Officer
Y. Tristan Kuo	65	Chief Financial Officer
Georges Caldironi	63	Chief Operating Officer
Jeffrey Wun	54	Director, President and Chief Technology Officer
Richmond Akumiah	66	Director
Raymond Choy	39	Director
Chih-Ming (Albert) Hsu	44	Director
Colin Lim	57	Director
Jan-Yung Lin	59	Secretary and Director

James J. Busuttil. Dr. James Busuttil has served as a member of our Board since December 2017 and was appointed Chairman of our board of directors on March 22, 2020. Dr. Busuttil is an attorney admitted to practice before the courts of New York State since 1983, as well as numerous U.S. Federal Trial and Appeals Courts, practicing international, financial and corporate law. Dr. Busuttil was elected as a Life Fellow of the U.K.-based Institute of Directors (IoD). Members are invited to become Fellows of the IoD based on their substantial and sustained experience and contribution to business. Fellows are required to have been a company director for at least five years and, at some point during this period, the entity must have had an annual turnover or budget that exceeds £10 million. Dr. Busuttil has represented banks and financial institutions based in the United States and other countries in private sector financing of domestic and international projects, negotiated alternative energy project financings, handled transnational mergers and joint ventures, represented equity investors in venture capital transactions and organized investment funds. In addition, Dr. Busuttil represented the Bank Advisory Group for a major Latin American debtor nation in sovereign debt restructuring and handled a variety of private sector Latin American debt restructures. Dr. Busuttil was a Member of the Permanent Court of Arbitration (PCA) for twelve years, from 2007 to 2019. The PCA is the oldest international tribunal in the world established by the 1907 Convention for the Pacific Settlement of International Disputes. Membership of the PCA is strictly by nomination of contracting states of individuals of known competency in questions of international law, of the highest moral reputation, and disposed to accept the duties of Arbitrator. With respect to arbitration, Dr. Busuttil has been involved mainly in investment disputes. Dr. Busuttil created the University of London’s Postgraduate Laws Program. Dr. Busuttil directed the University of London’s Master of Laws (LL.M), Postgraduate Diploma in Laws (PG Dip. Laws) and the Postgraduate Certificate in Laws (PG Cert. Laws) from January 2004 to January 2015. Under Dr. Busuttil’s leadership, the Program grew to over 3,000 persons from more than 150 countries. Dr. Busuttil was appointed as an Honorary Professor at the Faculty of Law of University College London (UCL) in 2004. Dr. Busuttil has been a member of the Pugwash Conference on Science and World Affairs, of the Council on Foreign Relations, and of the Executive Council of the American Society of International Law. In the course of work, Dr. Busuttil has developed experience and understanding in dealing with parties and organizations, including the private and public sectors, in South East Asia, East Asia, Europe, the Middle East, Russia, North Africa and Australasia.

Louis Giordimaina. Mr. Giordimaina was appointed as our Chief Executive Officer by our board of directors on March 22, 2020. Prior to that, Mr. Giordimaina served as Chief Operating Officer-Aviation of Aircom beginning from May 25, 2018 until November 1, 2019, and of Aerkomm Malta until March 22, 2020, the date of his being appointed as our Chief Executive Officer by the Board. Mr. Giordimaina joined Aircom as a consultant in June 2017. Mr. Giordimaina is an experienced aviation executive with more than 40 years of experience in airline executive management, operations, Maintenance and Repair Organizations (MROs), aircraft purchasing from aircraft manufacturers, sales and leasing with major aircraft lessors. Prior to joining the Company, Mr. Giordimaina served as Chief Executive Officer of Air Malta in 2014, the national airline of Malta, as well as CEO of Lufthansa Technik Malta from 2002 to 2011. He joined Air Malta’s engineering department in 1975 as an aircraft engineer where he occupied various positions in Air Malta’s engineering department with additional active roles in Air Malta relating to airline strategic planning, aircraft purchasing and deliveries from Airbus Industrie, Boeing and British Aerospace, aircraft leasing from various international aircraft lessors and aircraft contract negotiations. In 1994, he was appointed as the first Maltese Chief Engineer of Air Malta. Mr. Giordimaina was instrumental in setting up Lufthansa Technik Malta, a Joint Venture between Lufthansa Technik and Air Malta, of which he was appointed Chief Executive Officer and Director in 2002. In 2006, he spearheaded Lufthansa Technik Malta’s expansion to become one of the major worldwide MRO players, based in the centre of the Mediterranean. He occupied the position of CEO until September 2011, after which he remained as member of the board of directors of that company until September 2013. He currently serves as a Director of the SUM Aviation Group, which provides aircraft line maintenance to various airlines. He also served as the General Manager, the Accountable Manager and a director of Hyperion Aviation, where he worked from May 2016 to September 2017, managing a fleet of private jet aircraft; he served in similar capacities at EuroJet Ltd., from January 2015 to April 2016; and he served for a number of years as a director of Tailwind Leasing Company and Peregrine Aviation Leasing Company based in Shannon, Ireland. An aircraft engineer by profession, Mr. Giordimaina also obtained a degree in Engineering Business Management from Warwick University, UK in 1997. He is a Fellow of the Royal Aeronautical Society.

Y. Tristan Kuo. Mr. Kuo has served as our Chief Financial Officer and Treasurer since April 10, 2017. Mr. Kuo has served as Chief Financial Officer and Treasurer of Aircom since May 2017. Mr. Kuo has more than 30 years of experience in accounting, financing and information systems for companies in the bio-pharmaceutical, manufacturing, commodity trading and banking industries and has served in the capacities of CFO, CIO and Controller. Mr. Kuo has served as the Vice President of Investor Relations of Nutrastar International, Inc. (OTCPK: NUIN) between April 2016 and February 2020. Mr. Kuo also served as the Chief Financial Officer of Success Holding Group International, Inc., a provider of personal improvement seminars, from August 2015 to April 2017. Prior to that, he served as CFO/CIO Partner of Tatum, a management and advisory services firm, from December 2014 to August 2015, as an independent board member and audit committee chairman of KBS Fashion Group Limited (NASDAQ: KBSF) from August 2014 to May 2015, and as the Chief Financial Officer of Crown Bioscience, Inc. from June 2012 to November 2013. Prior to that, Mr. Kuo served as Chief Financial Officer of China Biologic Products, Inc. (NASDAQ: CBPO), a Chinese biopharmaceutical company, from June 2008 to May 2012 and served as its Vice President of Finance between September 2007 and May 2008. Prior to that, Mr. Kuo worked for the Noble Group in Hong Kong as the Senior Business Analysis Manager from February through August 2007 and as the Controller, Vice President of Finance and CFO of Cuisine Solution, Inc., a previously publicly traded company in Alexandria, Virginia, from December 2002 to January 2007. Mr. Kuo also served as the Vice President of Information Systems for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2002 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, from 1991 to 2001. Mr. Kuo received his Master’s degree in Accounting from The Ohio State University and Bachelor’s degree in Economics from Soochow University, Taipei.

Georges Caldironi. Mr. Caldironi was appointed as our Chief Operating Officer by our board of directors on March 22, 2020. Prior to that, Mr. Caldironi served as a Project Director for Aircom beginning on January 1, 2019, on an independent contractor basis. Mr. Caldironi is an aviation professional with 40 years of experience in aircraft modification, avionics communication and in-flight entertainment systems.  Prior to joining Aircom, Mr. Caldironi was employed by Airbus for 25 years, most recently as Technical & Support Director in Airbus’ Business and Government Division. During his career at Airbus, Mr. Caldironi managed and supervised various complex projects including, but not limited to, aircraft upgrades. He is a specialist in system and cabin innovation (connectivity & IFE), having carried out numerous feasibility studies and associated design projects for numerous airlines and leasing companies. During his career, Mr Caldironi has prioritized ensuring cost efficiency and on time delivery in the successful completion of aviation projects. Mr. Caldironi received a diplôme d'études supérieures techniques (DEST) in engineering from Conservatoire national des arts et métiers (CNAM) of Bordeaux in 1986.

Jeffrey Wun. Mr. Wun has served as our President since December 31, 2017 and was appointed as our Chief Technology Officer by our board of directors on March 22, 2020. He served as our Chief Executive Officer from December 31, 2017 to March 22, 2020. Mr. Wun has been a member of our board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017 and served as our Chairman of the board of directors from January 22, 2018 to March 22, 2020. Mr. Wun previously served as our President, Treasurer and Secretary from December 2016 to February 2017. Mr. Wun has served as Aircom’s Chief Technology Officer since December 2014. Mr. Wun is a technologist with more than 25 years of experience in the communications industry. Prior to joining Aircom Mr. Wun served as Senior Staff Engineer at Samsung Electronics Co., Ltd. from December 2012 to May 2015. Prior to that, Mr. Wun was a profession engineer at MediaTEK USA Inc. from November 2010 to December 2012 and served as Chief Executive Officer at Kairos System Inc. from 2003 to 2010. Mr. Wun received a Bachelor of Science in Biochemistry and Computer Science from Chinese University of Hong Kong in 1988.

Raymond Choy. Mr. Raymond Choy has served as a member of our Board since December 2017. Mr. Choy has served as a member of from the Board of Aircom since October 2017. Mr. Choy became a certified public accountant (CPA) in the state of California in 2006 and also received his chartered global management accountant (CGMA) designation in 2013. Mr. Choy has provided accounting, consulting and advisory services to public and private companies since July 2016 through his partnership with Beyond Century Consulting, LLC, a financial and business consulting company. Mr. Choy has extensive experience auditing the financial statements and internal controls of public and private companies as a senior manager at Frazer, LLP, a certified public accountant company, from July 2004 to June 2016. Mr. Choy received his bachelor’s degree with in business administration with accounting concentration and minor in computer information systems from California State Polytechnic University, Pomona, in 2003. Mr. Choy was selected to serve as a member of our board of directors due to his accounting background.

Chih-Ming (Albert) Hsu. Mr. Chih-Ming (Albert) Hsu has served as a member of our Board since December 2017. Mr. Hsu has served as a member of Aircom’s board since April 2017. Mr. Hsu was admitted to practice law in Taiwan as a corporate and business lawyer and as a patent attorney in 2002. Mr. Hsu is the owner of Chascord Law Firm. Mr. Hsu previously served as the arbitrator & mediator of the Chinese Arbitration Association, Taipei. In addition, Mr. Hsu was the Chairman of Unitel High Technology Corporation, a listed company on the Taiwan over-the-counter market from December 2015 to September 2016.  Mr. Hsu received an LL.M. and Bachelor of Law degree from National Taiwan University in 2003 and 1997, respectively. Mr. Hsu is an expert of real estate securitization in Taiwan.

Richmond Akumiah. Mr. Akumiah has served as a member of our board of directors since September 2018. Mr. Akumiah is an engineering and financial management professional with years of experience in decision support, budgeting, forecasting, credit analysis, cost accounting, mergers and acquisitions, quantitative analysis, financial and operational analysis, strategic planning and corporate development. Since September 2018, he has been employed as a Senior Advisor, Investments and Operations by the State of New Jersey, Division of Investment. From 2014 to 2018, Mr. Akumiah was a research consultant for WorldQuant LLC, A Greenwich, Connecticut based investment management firm. Prior to that, from 2007 to 2014, he was employed as a consultant for Wolters Kluwer. Prior to Wolters Kluwer, Mr. Akumiah was employed in a number of positions in various financial management capacities, including at AT&T where he served as Director of Finance in the Business Case Center of Excellence managing AT&T’s investments in IP and Managed Services and ten years with Dun & Bradstreet where he held finance positions including Finance Director, Regional Director of Finance for the New York Region, and Director of Global Customers. Mr. Akumiah has also served as Chief Financial Officer of Hands On Network (Points of Light). Mr. Akumiah is an associate member of the American Society of Civil Engineers. Mr. Akumiah obtained a Master of Business Administration degree in Finance from New York University, in 1982, and a Bachelor’s degree in Engineering from Harvard University, in 1980. Mr. Akumiah was selected to serve as a member of our board of directors due to his engineering and finance background.

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

Board Composition and Committees

Our board of directors is comprised of seven members: Jeffrey Wun, James J. Busuttil, Raymond Choy, Chih-Ming (Albert) Hsu, Richmond Akumiah, Colin Lim and Jan-Yung Lin. Our board of directors has determined that Messrs. Busuttil, Choy, Akumiah and Lim are independent directors as that term is defined in the rules of the Nasdaq Stock Market. Each of Messrs. Choy, Lim, Busuttil and Akumiah are members of all of our standing committees.

Our board of directors currently has four standing committees which perform various duties on behalf of and report to the board of directors: (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Governance Committee and (iv) Regulatory, Compliance & Government Affairs Committee. Each of the four standing committees is comprised entirely of our independent directors. From time to time, the board of directors may establish other committees.

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

Compensation Committee

Our board of directors established our Compensation Committee effective as of January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Lim serving as chairman of this committee. On February 16, 2020, our board of directors voted to add Mr. Akumiah to this committee. The Compensation Committee is structured as follows: The primary purpose of our Compensation Committee is to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing the compensation packages of executive officers and making recommendations to our board of directors for said compensation packages, (ii) reviewing and approving proposed stock incentive grants and (iii) providing our board of directors with recommendations regarding bonus plans, if any. The role and responsibilities of our Compensation Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

Nominating and Governance Committee

Our board of directors established our Nominating and Governance Committee effective January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Busuttil serving as chairman of this committee. On February 16, 2020, our board of directors voted to add Mr. Akumiah to this committee. The Nominating and Governance Committee is structured as follows: The primary purposes of our Nominating and Governance Committee are to (i) identify individuals qualified to become members of our board of directors and recommend to our board of directors the nominees for the next annual meeting of our stockholders and candidates to fill vacancies on our board of directors, (ii) recommend to our board of directors the directors to be appointed to committees of our board of directors and (iii) oversee the effectiveness of our corporate governance in accordance with regulatory guidelines and any other guidelines we establish, including evaluations of members of executive management, our board of directors and its committees. The role and responsibilities of our Nominating and Governance Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

Among other matters, our governance and nominating committee will:

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

Regulatory, Compliance & Government Affairs Committee

Our regulatory, compliance & government affairs committee currently consists of Messrs. Busuttil, Choy, Lim and Akumiah, with Mr. Akumiah serving as chairman. Mr. Lim joined this committee on February 16, 2020. The primary purposes of our regulatory, compliance & government affairs committee are to assist our board of directors by providing oversight of regulatory, compliance and governmental matters that may impact the Company, which including (i) overseeing our major compliance programs with respect to legal and regulatory requirements, except with respect to matters of financial compliance, (ii) overseeing compliance with any ongoing Corporate Integrity Agreements or similar undertakings by us with the U.S. Department of Justice, U.S. Securities and Exchange Commission, or any other government agency, (iii) reviewing with our Chief Compliance Officer the organization, implementation and effectiveness of our compliance programs and the adequacy of the resources for those programs, (iv) reviewing with our Chief Executive Officer the organization, implementation and effectiveness of our quality and compliance programs and the adequacy of the resources for those programs and (v) overseeing our exposure to risks relating to regulatory compliance matters. The role and responsibilities of our regulatory, compliance & government affairs committee are more fully set forth in a written charter adopted by our board of directors on September 25, 2018, which is available on our website at www.aerkomm.com.

Stockholder Communications with the Board of Directors

Our board of directors has established a process for stockholders to communicate with the board of directors or with individual directors. Stockholders who wish to communicate with our board of directors or with individual directors should direct written correspondence to our Corporate Secretary at Aerkomm Inc., 923 Incline Way #39, Incline Village, NV 89451.

The Corporate Secretary will forward such communications to our board of directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

Consultants

On February 16, 2020, we entered into a consultant agreement with Daniel Shih, a co-founder and former shareholder of the Company and former Chief Executive Officer of Aircom, our wholly owned operating subsidiary. During the past few years, Mr. Shih had stepped back from the Company to pursue other interests and is no longer a shareholder of the Company.

Pursuant to the terms of the consulting agreement, Mr. Shih will provide services to us as a “Business Development Consultant” and will establish and implement a business development strategy for us. We will pay Mr. Shih a monthly retainer of $10,000 and will reimburse Mr. Shih for actual, necessary and reasonable air travel expenses incurred by Mr. Shih pursuant to the consulting agreement up to a maximum of Twenty Thousand U.S. Dollars (US$20,000) each calendar month and for actual, necessary and reasonable travel-related hotel and meal expenses incurred by Mr. Shih pursuant to the consulting agreement up to a maximum of Ten Thousand U.S. Dollars (US$10,000) each calendar month. The Agreement with Mr. Shih will terminate one year from its start date or earlier under certain circumstances. As an independent contractor and not our employee, Mr. Shih will not have any power to bind us or to enter into any contracts on our behalf or on the behalf of any of our subsidiaries. Mr. Shih will not be performing, or be expected or obligated to perform, any broker-dealer, finder, investment banking or investment advisor functions or services on our behalf or on the behalf of any of our subsidiaries.

Given Mr. Shih’s background in, and knowledge of, the aviation industry, we believe that Mr. Shih will be able to provide valuable services to us at this time.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have also adopted a code of professional conduct that applies specifically to our chief executive officer and our senior financial officers. These codes address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the codes.

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

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the reporting period ended December 31, 2019 were timely filed. One of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey Wun, CEO and President (2)	2019	160,000	16,728	-	176,728
	2018	160,000	-	-	160,000
Y. Tristan Kuo, CFO (3)	2019	185,000	334,560	-	519,560
	2018	185,000	938,277	-	1,123,277
Louis Giordimaina, Chief Operating Officer - Aviation (4)	2019	445,521	83,640	26,866	556,027
	2018	270,681	173,494	-	444,175

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Executive Officer from December 31, 2017 to March 22, 2020. He also currently serves as the Chief Technology Officer of Aircom and was appointed as our Chief Technology Officer on March 22, 2020.

(3)	Mr. Kuo has served as our Chief Financial Officer since April 10, 2017.

(4)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed our Chief Executive Officer.

Employment Agreements

Louis Giordimaina

On May 25, 2018, Aircom Pacific, Inc. entered into an employment agreement with Mr. Giordimaina, effective January 1, 2018, pursuant to which Mr. Giordimaina was hired to serve as Aircom’s European representative. In accordance with the terms of this agreement, as of November 1, 2019, the date of organization of Aerkomm Malta, Mr. Giordimaina officially became an employee of Aerkomm Malta. Until such time as we enter into a separate, executive employment agreement relating to Mr. Giodiamaina’s position with us as Chief Executive Officer, the operative provisions of Mr. Giordimaina’s agreement with Aircom/Aerkomm Malta relating to compensation and benefits shall apply. Pursuant to the terms of his employment agreement, we agreed to pay Mr. Giordimaina an annual salary of €398,000, or $425,064. A bonus will be considered, comparable to those that may be offered to other executives once a satisfactory revenue stream is established at Aircom as a result of Mr. Giordimaina’s efforts. Mr. Giordimaina was granted an option to purchase 150,000 shares of the Company’s common stock, vesting annually in three equal installments on each anniversary of his employment start date equally provided that he is still employed by the Company on the date of vesting. We will cover and pay any premium up to a maximum of €2,000, or $2,136, per annum for any international private health insurance which Mr. Giordimaina may have in place from time to time covering Mr. Giordimaina and his wife; we will recommend board approval for life insurance coverage for Mr. Giordimaina comparable with other executives of Aircom, commencing in 2018; we will pay Mr. Giordimaina the sum of €6,000, or $6,408, per year to any private pension fund scheme/s designated by Mr. Giordimaina, we will pay Mr. Giordimaina €18,000, or $19,224, per annum as an allowance for a leased car and fuel expenses, to be paid in equal monthly instalments, we will provide Mr. Giordimaina with a mobile telephone for his business use, as well as a lap top computer and an Ipad, and we will reimburse Mr. Giordimaina for all actual, necessary and reasonable expenses incurred by him in the course of his performance of services for the Company. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Giordimaina from competing with us during his employment, and from soliciting any of our employees or consultants for a period of one years after his employment end. If Mr. Giordimaina’s employment is terminated by us without cause, he shall be entitled to one-half of his full salary for the remainder of the initial three-year term of his agreement.

Y. Tristan Kuo

On March 31, 2017, we entered into an employment agreement with Mr. Kuo, effective April 10, 2017, pursuant to which we agreed to pay Mr. Kuo an annual salary of $100,000, plus a guaranteed bonus of $85,000 payable on the earlier of (i) the first anniversary of Mr. Kuo’s employment or (ii) upon closing of an equity or equity linked financing in which we or one of our subsidiaries raises at least $15 million. Mr. Kuo will also be entitled to an annual bonus as recommended by our Chief Executive Officer and approved by our board of directors. In addition, we agreed to grant Mr. Kuo an option to purchase 60,000 shares of our common stock, with one quarter of the shares underlying the option to be vested immediately and the remaining shares to be vested equally over three years on each anniversary of Mr. Kuo’s employment. In addition, during the first nine months of Mr. Kuo’s employment or until he relocates, if earlier, we also agreed to provide a furnished living accommodation, a car allowance of $400 per month, and a personal travel allowance of $600 per month for Mr. Kuo to visit his spouse or vice versa. We also agreed to pay up to $6,000 in relocation expenses, should Mr. Kuo decide to relocate. We will also be responsible for medical insurance under our medical plan or we will reimburse the premium of a medical plan that is comparable to the medical plan offered to other employees. Mr. Kuo will also be eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Kuo from competing with us during his employment, or from soliciting any of our employees or consultants for a period of two years after his employment end. The employment agreement may be terminated by either party for any reason upon 30 days’ notice. If Mr. Kuo’s employment is terminated by us without cause, the portion of stock options to be vested for the year if completed shall be vested immediately.

Outstanding Equity Awards Fiscal Year Ended December 31, 2019 and 2018

As of December 31, 2019 and 2018, Mr. Kuo had options outstanding and exercisable for 112,500 and 37,500 shares of our common stock, at an average exercise price of $14.95 and $27.50 per share, respectively. As of December 31, 2019 and 2018, Mr. Wun had options outstanding and exercisable for 5,000 and 1,000 shares of our common stock at an average exercise price of $13.38 and $27.50 per share, respectively. As of December 31, 2019, Mr. Giordimaina had options outstanding and exercisable for 25,000 shares of our common stock at an average exercise price of $10.58 per share.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Wun	December 31, 2019	2,000	-	1,000	$27.50	6/23/2027
	December 31, 2019	3,000	-	3,000	$3.96	7/2/2029
	December 31, 2018	1,000	-	2,000	$27.50	6/23/2027
Y. Tristan Kuo	December 31, 2019	52,500	-	7,500	$27.50	6/23/2027
	December 31, 2019	60,000	-	60,000	$3.96	7/2/2029
	December 31, 2018	37,500	-	22,500	$27.50	6/23/2027
Louis Giordimaina	December 31, 2019	10,000	-	20,000	$20.50	5/25/2028
	December 31, 2019	15,000	-	15,000	$3.96	7/2/2029
	December 31, 2018	-	-	30,000	$20.50	5/25/2028

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our board of directors.

We have entered into independent director agreements with Richmond Akumiah, James J. Busuttil, Raymond Choy and Colin Lim. Under the terms of these independent director agreements, we have agreed to pay the independent directors an annual cash fee of $20,000, paid quarterly in four equal installments, commencing in the first quarter following closing of our 2018/2019 public offering, and an additional $5,000 cash compensation fee for serving as board of directors committee chairmen. We commenced payment of these fees in September 30, 2018.

Each independent director received an initial, fully vested stock option to purchase 4,000 shares of our common stock. If the director is still a member of the board of directors and continues to serve as a non-employee director immediately following each annual meeting of our stockholders, the director will be automatically granted an additional option to purchase 4,000 shares of our common stock as of the date of each such annual meeting. These additional option grants will vest and become exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the director continuing in service on the board of directors through each such vesting date. The per share exercise price of each option granted to the independent director will equal 100% of the fair market value (as defined by the board of directors) of a share of our common stock on the date the option is granted, and the term of each stock option granted to the director will be ten (10) years from the date of grant.

We also agreed to purchase directors and officers’ liability insurance with coverage up to an aggregate maximum of $3 million commencing promptly following the final closing of our 2018/2019 public offering, and to reimburse the independent directors for pre-approved reasonable business expenses incurred by them. In November 2019, with the approval of the board, we purchased a directors and officers liability insurance with $5 million coverage effective November 25, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2020 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 923 Incline Way #39, Incline Village, NV 89451.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
James Busuttil, Chairman (3)	Common Stock	13,699	*
Louis Giordimaina, Chief Executive Officer (4)	Common Stock	26,021	*
Y. Tristan Kuo, CFO (5)	Common Stock	118,750	1.24%
Georges Caldironi, Chief Operating Officer (6)	Common Stock	2,000	*
Jeffrey Wun, President, Director and Chief Technology Officer (7)	Common Stock	2,689,914	28.19%
Richmond Akumiah, Director (8)	Common Stock	8,000	*
Raymond Choy, Director (9)	Common Stock	13,699	*
Chih-Ming (Albert) Hsu, Director (10)	Common Stock	7,312	*
Colin Lim, Director (11)	Common Stock	21,699	*
Jan-Yung Lin, Secretary and Director (12)	Common Stock	467,403	4.90%
All officers and directors as a group (10 persons named above)	Common Stock	3,368,497	35.31%
Dmedia Holding LP (13)	Common Stock	2,237,428	23.45%
Sheng-Chun Chang (14)	Common Stock	1,405,977	14.74%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 9,540,891 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Consists of 13,699 shares of our common stock which Mr. Busuttil has the right to acquire within 60 days through the exercise of vested options but does not include 6,301 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(4)	Consists of 25,000 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options but does not include 35,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(5)	Consists of 118,750 shares of our common stock which Mr. Kuo has the right to acquire within 60 days through the exercise of vested options but does not include 61,250 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(6)	Consists of 2,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(7)	Includes (i) 447,486 shares of our common stock held directly; (ii) 5,000 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options (but does not include 4,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days); and (iii) 2,237,428 shares of our common stock owned by Dmedia Holding LP. On December 20, 2017, Mr. Wun purchased an 85.7% interest in, and was appointed Manager of, Dmedia LLC, the General Partner of Dmedia Holding LP. As such, Mr. Wun is deemed to be the beneficial owner of the 2,237,428 shares of our common stock held by Dmedia Holding LP by virtue of his voting and dispositive power of those shares. Through his ownership interest in Dmedia LLC, which owns an approximately 6% direct interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 117,601 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 2,119,827 shares of our common stock held by Dmedia Holding LP.

(8)	Consists of 8,000 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 4,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(9)	Consists of 13,699 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options but does not include 6,301 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(10)	Represents 3,312 shares of our common stock owned by Mr. Hsu and 4,000 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options but does not include 4,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days..

(11)	Consists of 21,699 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 6,301 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(12)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 5,000 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options (but does not include 4,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days). Does not include 959,230 shares of our common stock owned by Mr. Lin through his approximately 7% ownership interest in Dmedia LLC and his approximately 42.4% interest Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(13)	Mr. Wun has sole voting and dispositive power over these shares of our common stock although he disclaims beneficial ownership of 2,237,428 of these shares. Mr. Lin owns a pecuniary interest in 959,230 of these shares although he does not exercise voting or dispositive control over them.

(14)	Consists of 1,340,696 shares of common stock held by Well Thrive Limited and 65,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang. Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,639,663	$6.5229	356,400
Equity compensation plans not approved by security holders	-	$-	-
Total	1,639,663	$6.5229	356,400

Equity Compensation Plan Information

On May 5, 2017, we established our 2017 Equity Incentive Plan, or the Plan. The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. The Plan was approved by our stockholders on March 28, 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 2,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 344,400 shares available for grant under the Plan as of March 25, 2020; 932,262 shares of our common stock are issuable upon the exercise of options to be issued under the Plan to holders of Aircom options assumed by us as a result of the closing of the reverse acquisition with Aircom; and options exercisable for 719,400 shares of our common stock have been approved by our board of directors for grants to certain of our officers, directors, employees and service providers.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

On January 1, 2019, Aircom entered into an independent contractor agreement with AA TWIN ASSOCIATES LTD, or the consulting company, pursuant to which the consulting company agreed to provide services to Aircom relating to establishing a strategy for promoting Aircom’s products to various airlines. Aircom agreed to pay the consulting company the sum of €15,120, or $16,148, per month for a period of 36 months and to grant the Consulting company an option to purchase 2,000 shares of the Company’s common stock per year during the term of the agreement, subject to Board approval. On February 19, 2020, the Board approved the initial 2,000 share option grant at an exercise price of $14.20 per share. Georges Caldironi, who was appointed the Company’s Chief Operating Officer on March 22, 2020, is the principal of AA TWIN ASSOCIATES LTD. The Company expects to cancel the agreement with AA TWIN ASSOCIATES LTD and to enter into an agreement directly with Mr. Caldironi in the near future.

Director Independence

Our board of directors has determined that Raymond Choy, Colin Lim, Richard Akumiah and James Busuttil are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019	2018
Audit Fees	$226,000	$236,000
Audit-Related Fees	30,000	-
Tax Fees	35,000	30,000
All Other Fees	-	-
TOTAL	$291,000	$266,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Chen & Fan for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3*	Amended and Restated Bylaws of the Registrant
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)

10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)
10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)

10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38†	Employment Agreement, dated March 31, 2017, between Aerkomm Inc. and Y. Tristan Kuo (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 5, 2017)
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14 2019)
10.44	Consultant agreement dated February 16, 2020 by and between the registrant and Daniel Shih (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.45†*	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom pacific, Inc.
10.46*	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Transition Report on Form 10-KT filed on April 1, 2019)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Executive Compensation Plan or Agreement

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AERKOMM INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AERKOMM INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2019. The Company also changed its method of accounting for leases in 2019 due to the adoption of ASU No. 216-02, Lease (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

San Jose, California

March 27, 2020

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31,
	2019	2018

Assets
Current Assets
Cash	$751,329	$88,309
Accounts receivable	451,130	1,745,000
Inventories	3,038,564	895,014
Prepaid expenses	2,968,912	1,533,748
Other receivable – related party	920	-
Other receivable – others	1,446	2,616
Temporary deposit – related party	-	100,067
Other current assets	5,708	11,336
Total Current Assets	7,218,009	4,376,090
Property and Equipment
Cost	2,777,144	2,709,543
Accumulated depreciation	(869,747)	(322,049)
	1,907,397	2,387,494
Prepayment for land	35,861,589	35,237,127
Construction in progress	-	416,231
Net Property and Equipment	37,768,986	38,040,852
Other Assets
Restricted cash	225,500	-
Intangible asset, net	2,887,500	3,382,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	302,602	-
Deposits – others	113,660	107,909
Total Other Assets	5,004,596	4,965,743
Total Assets	$49,991,591	$47,382,685

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$912,729	$2,032,974
Accrued expenses	245,140	412,165
Other payable - related parties	30,971	173,854
Other payable - others	1,801,109	2,580,958
Long-term loan – current	8,666	-
Lease liability – current – related parties	22,632	-
Lease liability – current - others	309,747	-
Total Current Liabilities	3,330,994	5,199,951
Long-term Liabilities
Long-term loan – non-current	36,803	-
Prepayments from customer	762,000	762,000
Lease liability – non-current	45,199	-
Restricted stock deposit liability	1,000	1,000
Total Long-term Liabilities	845,002	763,000
Total Liabilities	4,175,996	5,962,951
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,391,729 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2019; 9,098,110 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2018	9,392	9,098
Additional paid in capital	69,560,529	56,582,800
Accumulated deficits	(23,271,687)	(15,292,128)
Accumulated other comprehensive income (loss)	(482,639)	119,964
Total Stockholders’ Equity	45,815,595	41,419,734
Total Liabilities and Stockholders’ Equity	$49,991,591	$47,382,685

The accompanying notes are an integral part of these financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Revenue
Net sales	$1,599,864	$1,730,000
Service income	-	15,000
Total Revenue	1,599,864	1,745,000

Cost and Expenses
Cost of sales	1,587,222	1,661,849
Operating expenses	8,569,231	8,096,033

Total Cost and Expenses	10,156,453	9,757,882

Loss from Operations	(8,556,589)	(8,012,882)

Non-Operating Income (Loss)
Foreign currency exchange gain (loss)	586,040	(128,362)
Other loss, net	(5,759)	(2,973)

Net Non-Operating Income (Loss)	580,281	(131,335)

Loss Before Income Taxes	(7,976,308)	(8,144,217)

Income Tax Expense	3,251	4,123

Net Loss	(7,979,559)	(8,148,340)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(602,603)	123,428

Total Comprehensive Loss	$(8,582,162)	$(8,024,912)

Net Loss Per Common Share:

Basic	$(0.8597)	$(0.9205)
Diluted	$(0.8597)	$(0.9205)

Weighted Average Shares Outstanding - Basic	9,380,450	8,852,094
Weighted Average Shares Outstanding - Diluted	9,380,450	8,852,094

The accompanying notes are an integral part of these financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid in	Subscribed	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2018	8,283,733	$8,284	$13,517,991	$75,040	$(7,143,788)	$(3,464)	$6,454,063
Issuance of common stock	1,059,666	1,060	41,392,879	(75,040)	-	-	41,318,899
Restricted stock vested and transferred to common stock	8,286	8	48	-	-	-	56
Common stock transferred back to unvested restricted stock	(253,575)	(254)	(1,446)	-	-	-	(1,700)
Stock compensation expense	-	-	1,422,961	-	-	-	1,422,961
Issuance of stock warrant	-	-	250,367	-	-	-	250,367
Net loss for the year	-	-	-	-	(8,148,340)	-	(8,148,340)
Other comprehensive income	-	-	-	-	-	123,428	123,428

Balance as of December 31, 2018	9,098,110	$9,098	$56,582,800	$-	$(15,292,128)	$119,964	$41,419,734
Issuance of common stock	293,619	294	10,810,394	-	-	-	10,810,688
Stock compensation expense	-	-	2,342,802	-	-	-	2,342,802
Issuance of stock warrant	-	-	1,200	-	-	-	1,200
Cancellation of stock warrant	-	-	(176,667)	-	-	-	(176,667)
Net loss for the year	-	-	-	-	(7,979,559)	-	(7,979,559)
Other comprehensive loss	-	-	-	-	-	(602,603)	(602,603)
Balance as of December 31, 2019	9,391,729	$9,392	$69,560,529	$-	$(23,271,687)	$(482,639)	$45,815,595

The accompanying notes are an integral part of these financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(7,979,559)	$(8,148,340)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,042,698	716,481
Stock-based compensation	2,342,802	1,422,961
R&D expenses transferred from inventory and construction in progress	416,231	732,828
Reversal of consulting expense and interest expense on warrants	(121,733)	-
Changes in operating assets and liabilities:
Accounts receivable	1,293,870	(1,745,000)
Inventories	(2,143,550)	-
Prepaid expenses	(1,435,164)	(1,171,356)
Other receivable - related party	(920)	46,743
Other receivable - others	1,170	409,774
Temporary deposit - related party	100,067	(100,067)
Other current assets	5,628	(4,745)
Deposits - others	(5,751)	35,760
Accounts payable	(1,120,245)	2,032,974
Accrued expenses	(167,025)	(225,510)
Other payable - related parties	(142,883)	(146,541)
Other payable - others	(834,783)	(887,956)
Operating lease liability	19,828	-
Net Cash Used for Operating Activities	(8,729,319)	(7,031,994)

Cash Flows from Investing Activities
Prepayment on land and satellite equipment	(624,462)	(33,850,000)
Purchase of property and equipment	(10,831)	(708,397)
Acquisitions of goodwill	-	(24,798)
Net Cash Used for Investing Activities	(635,293)	(34,583,195)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	10,810,688	41,318,899
Proceeds from long-term loan	45,469	-
Payment on finance lease liability	(1,622)
Issuance of stock warrant	1,200	250,367
Repayment of short-term bank loan	-	(10,000)
Payment on repurchase of restricted stock	-	(700)
Net Cash Provided by Financing Activities	10,855,735	41,558,566

Net Increase (Decrease) in Cash	1,491,123	(56,623)

Cash and Restricted Cash, Beginning of Year	88,309	21,504

Foreign Currency Translation Effect on Cash	(602,603)	123,428

Cash and Restricted Cash, End of Year	$976,829	$88,309

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$-	$4,061
Cash paid during the year for interest	$5,791	$2,121

Non-cash Operating and Financing Activities:
Restricted stock deposit liability transferred back from common stock	$-	$(1,644)

Net payment for acquisition of subsidiary during the year ended December 31, 2018:
Cash	$-	$14,527
Prepaid expenses	-	4,317
Other receivable - related party	-	43,448
Goodwill	-	24,798

Total payment for acquisition of subsidiary	$-	$87,090

The accompanying notes are an integral part of these financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

On December 28, 2016, Aircom Pacific Inc. (“Aircom”) purchased approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing date of purchase. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm. Aircom was incorporated on September 29, 2014 under the laws of the State of California.

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

On October 31, 2019, Aircom Seychelles established a new a wholly owned subsidiary, Aerkomm Pacific Limited (“Aerkomm Malta”), a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aircom’s business and operations and to engage with suppliers and potential airlines customers in the European Union.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1 - Organization - Continued

Aerkomm and its subsidiaries (the “Company”) are full-service, development stage providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

The Company has not generated significant revenues, excluding non-recurring revenues in 2018 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through ongoing public offerings, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. With the $20 million in Loans committed by the Lenders and future capital raising, the Company believes its working capital will be adequate to sustain its operations for the next twelve months by the committed Loans from its shareholders. On March 20, 2020, the Company borrowed approximately $2.64 million (NT$80,000,000) under the Loans from one of the Lenders.

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s authorized, issued and outstanding shares of common stock, which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on December 26, 2018 (see Note 12). All of the references in these financial statements to authorized common stock and issued and outstanding common stock have been adjusted to reflect this reverse split.

NOTE 2 - Summary of Significant Accounting Policies

Changes in Fiscal Year

On March 18, 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. On February 12, 2019, the Company’s Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31. Year-over-year financial data continue to be comparative to prior year as the twelve months that comprise in the new fiscal year are the same as those in the Company’s historical financial statements.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan Aircom Beijing and Aerkomm Malta. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2019 and 2018, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $233,000 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $37,000 and $0 as of December 31, 2019 and December 31, 2018, respectively.

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

December 31, 2019 and 2018

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the year ended December 31, 2019.

Right-of-Use Asset and Lease Liability

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases and finance leases under previous accounting standards and disclosing key information about leasing arrangements.

A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases and finance leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments by discount rates. The Company’s lease discount rates are generally based on its incremental borrowing rate, as the discount rates implicit in the Company’s leases is readily determinable. Operating leases are included in operating lease right-of-use assets and lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment and lease liability in our consolidated balance sheets. Lease expense for operating expense payments is recognized on a straight-line basis over the lease term. Interest and amortization expenses are recognized for finance leases on a straight-line basis over the lease term.

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

December 31, 2019 and 2018

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, accounts payable, short-term loan, other payable and long-term loan approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2019.

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s major revenue for the year ended December 31, 2018 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. The Company also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The Company’s revenue for the year ended December 31, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. During 2019, the Company adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. The application of Topic 606 (versus prior U.S. GAAP) did not have a significant impact on our comparative financial statements as presented.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2019 and 2018, the Company incurred $416,231 and $1,541,952 of research and development costs, respectively.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy for recording interest and penalties associated with any uncertain tax positions is to record such items as a component of income before taxes. Penalties and interest paid or received, if any, are recorded as part of other operating expenses in the consolidated statement of operations.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to March 27, 2020, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been included in these consolidated financial statements.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2017-04 on its consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 4 - Inventories

As of December 31, 2019 and 2018, inventories consisted of the following:

	2019	2018

Satellite equipment for sale under construction	$3,038,564	$895,014
Supplies	5,230	5,273
	3,043,794	900,287
Allowance for inventory loss	(5,230)	(5,273)
Net	$3,038,564	$895,014

NOTE 5 - Property and Equipment

For the years ended December 31, 2019 and 2018, the changes in cost of property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
January 1, 2018	$119,903	$10,006	$275,410	$-	$-	$-	$405,319
Addition	201,167	23,338	-	1,854,027	141,971	83,721	2,304,224
December 31, 2018	321,070	33,344	275,410	1,854,027	141,971	83,721	2,709,543
Addition	7,793	3,038	-	-	56,770	-	67,601
December 31, 2019	$328,863	$36,382	$275,410	$1,854,027	$198,741	$83,721	$2,777,144

For the years ended December 31, 2019 and 2018, the changes in accumulated depreciation for property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
January 1, 2018	$56,763	$6,218	$37,611	$-	$-	$-	$100,592
Addition	44,366	3,153	53,749	92,701	21,980	5,508	221,457
December 31, 2018	101,129	9,371	91,360	92,701	21,980	5,508	322,049
Addition	64,266	6,366	55,082	370,806	33,305	17,873	547,698
December 31, 2019	$165,395	$15,737	$146,442	$463,507	$55,285	$23,381	$869,747

Depreciation expense was $547,698 and $221,457 for the years ended December 31, 2019 and 2018, respectively.

As of January 1, 2018, construction in progress of $3,250,000 was the payment for the construction of ground station equipment relating to satellite communication system and in-flight system for the Company’s internal use. As of December 31, 2018, the balance of construction in progress was $416,231 after the Company incurred additional $637,071 in construction in progress, while transferred construction in progress in the amount of $721,799 to R&D expenses, $895,014 to inventories and $1,854,027 to ground station equipment. As of December 31, 2019, the balance of construction in progress was $0 after the Company transferred $416,231 to R&D expenses.

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayment of $33,850,000 as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price of $624,462. As of December 31, 2019 and 2018, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price until no later than May 31, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 6 - Intangible Asset, Net

For the years ended December 31, 2019 and 2018, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net Cost
January 1, 2018	$4,950,000	$(1,072,500)	$3,877,500
Addition	-	(495,000)	(495,000)
December 31, 2018	4,950,000	(1,567,500)	3,382,500
Addition	-	(495,000)	(495,000)
December 31, 2019	$4,950,000	$(2,062,500)	$2,887,500

Amortization expense was $495,000 for each of the years ended December 31, 2019 and 2018.

NOTE 7 - Restricted Cash

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction will be initiated from the beginning of 2020, and the Company will pay the compensation of 20,000 euros in advance by semi-annual installments at the beginning of the semi-annual period of the agreement. The liquidity agreement has a term of one year and will renew automatically unless otherwise terminated by either party.

NOTE 8 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

Weighted-average remaining lease term
Operating lease	0.64 Year
Finance lease	4.85 Years
Weighted-average discount rate
Operating lease	6.00%
Finance lease	3.82%

B.	The balances for the operating and finance leases presented as follows within the balance sheet as of December 31, 2019:

Operating Leases

Right-of-use assets	$302,602
Lease liability - current	$322,430

Finance Leases

Property and equipment, at cost	$56,770
Accumulated depreciation	(1,569)
Property and equipment, net	$55,201

Lease liability - current	$9,949
Lease liability – non-current	45,199
Total finance lease liabilities	$55,148

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 8 - Operating and Finance Leases - Continued

The components of lease expense are as follows within the statement of operations and comprehensive loss for the year ended December 31, 2019:

Operating Leases

Lease expense	$479,389
Sublease rental income	(9,173)
Net lease expense	$470,217

Finance Leases

Amortization of property and equipment	$1,569
Interest on lease liabilities	348
Total finance lease cost	$1,917

Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$439,271
Operating cash outflows from finance lease	$348
Financing cash outflows from finance lease	$1,622
Leased assets obtained in exchange for lease liabilities:
Operating leases	$722,423
Finance lease	$56,770

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
January 1, 2020 – December 31, 2020	$23,029	$307,028	$330,057
Total lease payments	$23,029	$307,028	$330,057
Less: Imputed interest	(397)	(7,230)	(7,627)
Present value of lease liabilities	$22,632	$299,798	$322,430
Current portion	22,632	299,798	322,430
Non-current portion	$-	$-	$-

Finance Leases

	Related Party	Others	Total
January 1, 2020 – December 31, 2020	$-	$11,883	$11,883
January 1, 2021 – December 31, 2021	-	11,883	11,883
January 1, 2022 – December 31, 2022	-	11,883	11,883
January 1, 2023 – December 31, 2023	-	11,883	11,883
January 1, 2024 – December 31, 2024	-	13,246	13,246
Total lease payments	$-	$60,778	$60,778
Less: Imputed interest	-	(5,630)	(5,630)
Present value of lease liabilities	$-	$55,148	$55,148
Current portion	-	(9,949)	(9,949)
Non-current portion	$-	$45,199	$45,199

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 9 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of December 31, 2019 are as follows:

Year ending December 31,
2020	$12,698
2021	12,698
2022	12,698
2023	12,698
2024	5,292
Total installment payments	56,084
Less: Imputed interest	(10,615)
Present value of long-term loan	45,469
Current portion	(8,666)
Non-current portion	$36,803

NOTE 10 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2019 and 2018, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2019, the project is still ongoing.

NOTE 11 - Income Taxes

Income tax expense for the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Current:
Federal	$-	$61
State	1,600	2,400
Foreign	1,651	1,662
Total	$3,251	$4,123

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the years ended December 31, 2019 and 2018.

	2019	2018
Tax benefit at statutory rate	$(1,764,624)	$(1,710,626)
Net operating loss carryforwards (NOLs)	1,361,542	1,483,725
Stock-based compensation expense	492,000	298,819
Foreign investment losses	127,388	140,000
Amortization and depreciation expense	52,130	(40,100)
Accrued consulting expense	(138,000)	-
Unrealized exchange gain	(97,373)	-
Accrued payroll	(35,400)	(6,500)
Accrued R&D expense	-	(168,000)
Others	5,588	6,805
Tax expense at effective tax rate	$3,251	$4,123

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 11 - Income Taxes - Continued

Deferred tax assets (liability) as of December 31, 2019 and 2018 consist approximately of:

	2019	2018

Net operating loss carryforwards (NOLs)	$6,388,000	$5,632,000
Stock-based compensation expense	1,549,000	893,000
Accrued expenses and unpaid expense payable	53,000	184,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(619,000)	(818,000)
Unrealized/realized exchange gain	(106,000)	-
Others	(104,000)	131,000
Gross	7,229,000	6,090,000
Valuation allowance	(7,229,000)	(6,090,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,139,000 and $3,691,000 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, and December 31, 2018, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $11,314,000 and $5,743,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2019 and 2018, the Company had State NOLs of approximately $21,117,000 and, $15,486,000, respectively, available to reduce future state taxable income, expiring in 2039.

As of December 31, 2019 and 2018, the Company has Japan NOLs of approximately $350,000 and $319,000 available to reduce future Japan taxable income, expiring in 2029.

As of December 31, 2019 and 2018, the Company has Taiwan NOLs of approximately $1,898,000 and $879,000 available to reduce future Taiwan taxable income, expiring in 2029.

As of December 31, 2019 and 2018, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2019 and 2018, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 12 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2019, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of December 31, 2019 and 2018, the restricted shares consisted of the following:

	December 31, 2019	December 31, 2018

Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested. On December 21, 2018, the Company repurchased and cancelled an aggregate of 104,413 unvested shares of restricted common stock for a purchase price of $0.0067 per share.

On June 30, 2018, the Company issued 8,000 and 2,000 shares of its common stock for the aggregate amount of $199,500 to Integra Consulting Group LLC (“Integra”) and Anthony D. Altavilla, principal of Integra, respectively, according to the Consulting Agreement signed on November 15, 2017 between the Company and Integra.

As of March 31, 2018, the Company completed its private placement offering of 24,666 shares of its common stock at a price of $28.00 per share for the aggregate amount of $690,648 and the subscribed capital of $75,040 were transferred to common shares subsequently in April and May 2018.

On May 14, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”) in connection with the public offering, issuance and sale of up to 1,411,782 shares of the Company’s common stock on a best efforts basis, with a minimum requirement of 117,647 shares, at the public offering price of $42.50 (originally $8.5 per share before 1 to 5 reverse split) per share, less underwriting discounts, for minimum gross proceeds of $5,000,000 and up to a maximum of $60,000,000. As of December 31, 2018, pursuant to the Underwriting Agreement, the Company had issued an aggregate of 1,025,000 shares of common stock (including 19 shares that were added as a result of rounding in connection with the one-for-five reverse split concluded on January 16, 2019) for gross proceeds of $43,560,894, or net proceeds of $40,503,791.

On July 2, 2019, the board of directors approved a supplement to the engagement agreement with one of the Company’s service providers pursuant to which the Company agreed to issue to the service provider 23,972 restricted shares of the Company’s common stock in consideration of that service provider’s agreement to defer the receipt of payment of certain accrued fees amounted to $94,930 due to the service provider.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 12 - Capital Stock - Continued

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the year ended December 31, 2019 and 2018, Aerkomm has issued additional stock warrants exercisable for $0 and $56,667, respectively, in value of Aerkomm common stock to the service provider as payment for additional services. As of June 28, 2019, these warrants are equivalent to 4,891 shares of the Company’s common stock. On June 29, 2019, the Company settled with the service provider to cancel all warrants amounting to $176,667 with $75,000 in three installments payable on July 3, August 1, and September 1, 2019 and all three installments were paid on schedule.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019 and 2018, the Company issued warrants to Boustead to purchase 77,680 and 61,498 shares, respectively, of the Company’s stock and the total warrant value is $194,900 and $193,700, respectively.  For the year ended December 31, 2019, the Company recorded $1,200 of increase in the additional paid-in capital as the adjustment for the issuance costs of these stock warrants.

NOTE 13 - Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company. Sales to and account receivable from the customer for the year ended and as of December 31, 2019 were $1,599,864 and $451,130, respectively. Sales to and account receivable from the customer for the year ended and as of December 31, 2018 were $1,730,000.

NOTE 14 - Major Vendors

The Company has two major vendors, each of which represents 10% or more of the total purchases of the Company for 2019 and 2018. Purchase from and accounts payable balance to vendors for the years ended and as of December 31, 2019 and 2018 were approximately as follows:

	Purchase		Accounts Payable
Vendor	2019	2018	2019	2018
A	$2,143,550	$895,014	$658,200	$382,974
B	1,587,222	1,650,000	254,529	1,650,000
Total	$3,730,772	$2,545,014	$912,729	$2,032,974

NOTE 15 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Dmedia Holding LP (“Dmedia”)	23.45% stockholder
Jeffrey Wun	Shareholder and CEO of Aerkomm and Aircom
Y. Tristan Kuo	CFO of Aerkomm and Aircom
Louis Giordimaina	COO - Aviation of Aircom
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Chien Ming Tseng	President of Aircom Taiwan
Hao Wei Peng	Employee of Aircom Taiwan and founding owner of Aircom Taiwan prior to 12/19/2017
EE Square Japan (“EESQUARE”)	Yih Lieh (Giretsu) Shih is the Director
Bummy Wu	Shareholder
Wealth Wide Int’l Ltd. (“WWI”)	Bunny Wu, a shareholder, is the Chairman
WISD Intellectual Property Agency, Ltd. (“WISD”)	Patrick Li, Director of Aircom, is the Chairman; Chih-Ming (Albert) Hsu, Director of the Company, is a Director

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 15 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31

	2019	2018

Other receivable from EESQAURE[1]	$920	$-
Temporary deposit to Bummy Wu2	$-	$100,067

Lease liability - current to WWI [3]	$22,632	$-
Other payable to:
Y. Tristan Kuo[4]	$4,799	$3,787
Jeffrey Wun[4]	7,510	46,236
Louis Giordimaina[4]	3,366	6,071
WWI[3]	-	39,224
Chien Ming Tseng[4]	-	47,880
Yih Lieh (Giretsu) Shih[4]	-	15,497
Others[5]	15,296	15,159
Total	$30,971	$173,854

1.	Represents receivable from EESQAURE due to Japan office sublease agreement on March 1, 2019. The monthly rent is ¥100,000 (approximately $920) and will be expired March 4, 2021.

2.	In November 2018, Aircom HK’s bank account was temporarily frozen by its local bank in Hong Kong (the “HK bank”) due to Aircom HK’s failure to timely submit to the HK bank corporate documentation relating to the corporate organization and good standing of Aircom HK’s parent company, Aircom, and Aircom’s parent company, Aerkomm. To avoid a potential cash flow issue resulting from this temporary account freeze, Aircom HK withdrew $100,067 in cash from the HK bank and temporarily deposited it in an existing related party’s bank account at a different bank for safe keeping. The Aircom HK’s bank account with the HK bank was reactivated by the HK bank subsequently and the cash that was transferred to the related party’s account was redeposited into Aircom HK’s bank account at the HK bank in February 2019.

3.	Represents rent for a warehouse in Hong Kong to store the Company’s hardware and another rent for the Hong Kong office starting June 28, 2018.

4.	Represents payable to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 15 - Related Party Transactions - Continued

b.	For the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018

Rental income charged from EESQAURE	$9,173	$-
Rental expense charged by WWI	45,790	28,836
Interest expense charged by Dmedia	1,744	3,116
Consulting fee paid to Louis Giordimaina	-	222,246
Legal fee paid to WISD	-	10,779

Aircom Japan entered into a sublease agreement with EESQUARE for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESQAURE pays Aircom Japan a rental fee of approximately $920 per month.

Aircom Hong Kong has a lease agreement with WWI with monthly rental cost of $450. The lease term was from June 1, 2017 to May 31, 2018 and the lease was not renewed. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with monthly rental cost of HKD 30,000 ($3,829). The lease term is from June 28, 2018 to June 27, 2020.

Aerkomm had short-term loans from Dmedia with an annual interest rate of 3% and 4.75% for the years ended December 31, 2019 and 2018. The Company repaid the short-term loan in full on July 1, 2019 and June 14, 2018.

On May 25, 2018, Mr. Louis Giordimaina was converted from a consultant to a full-time employee and was appointed as Chief Operating Officer – Aviation. The consulting fee paid for the year ended December 31, 2018 in the amount of $222,246 represents the consulting services provided prior to the conversion.

Aircom engaged WISD to handle its filing of patent and trademark applications in 2018. No transaction is to be disclosed in 2019.

NOTE 16 - Stock Based Compensation

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

December 31, 2019 and 2018

NOTE 16 - Stock Based Compensation - Continued

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

On December 29, 2019, the Board of Directors approved to issue options for an aggregate of 12,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 4,000 shares each. All of these options shall vest at the date of 1/12th each month for the next 12 months on the same day of December 2019.

Option price is determined by the Compensation Committee. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $2,342,802 and $1,422,961 for the years ended December 31, 2019 and 2018, respectively, related to such employee stock options.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 16 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in 2019 and 2018 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.81% - 62.26%
Expected dividends	0%
Risk-free interest rate	1.52% - 2.99%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options outstanding for the years ended December 31, 2019 and 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2018	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	932,262	0.4081	0.1282

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 16 - Stock Based Compensation - Continued

Activities related to stock awards under the 2014 incentive compensation plan for the years ended December 31, 2019 and 2018 were as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2018	302,467	$0.2614
Granted	-	-
Vested	(216,492)	0.5349
Forfeited	-	-
Options unvested at December 31, 2018	85,975	0.4963
Granted	-	-
Vested	(85,975)	0.4963
Forfeited	-	-
Options unvested at December 31, 2019	-	$-

Of the shares covered by options outstanding at the end of 2019, 932,262 are now exercisable. Information related to stock options outstanding and exercisable at December 31, 2019, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2019	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2019	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.0067	820,391	5.17	$0.0067	820,391	5.17	$0.0067
$3.3521	111,871	6.50	3.3521	111,871	6.50	3.3521
	932,262	5.33	0.4081	932,262	5.33	0.4081

As of December 31, 2019, there was no unrecognized stock-based compensation expense. No option was exercised during 2019 and 2018.

Aerkomm 2017 Plan

Activities related to options outstanding for the years ended December 31, 2019 and 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2018	253,000	$30.8824	$18.4796
Granted	78,000	19.7462	13.9258
Exercised	-	-	-
Forfeited/Cancelled	(48,000)	27.5000	16.4610
Options outstanding at December 31, 2018	283,000	28.3867	17.5668
Granted	436,400	5.4763	3.8452
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	719,400	14.4889	9.2431

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 16 - Stock Based Compensation - Continued

Activities related to stock awards under the 2017 incentive compensation plan for the years ended December 31, 2019 and 2018 were as follows:

	Number of Shares	Average Granted-Date Fair Value
Options unvested at January 1, 2018	168,250	$19.2235
Granted	78,000	13.9258
Vested	(74,839)	17.5714
Forfeited	-	-
Options unvested at December 31, 2018	171,411	17.5341
Granted	436,400	3.8452
Vested	(267,683)	7.5460
Forfeited	-	-
Options unvested at December 31, 2019	340,128	$7.8313

Of the shares covered by options outstanding at the end of 2019, 379,272 are now exercisable; 186,678 will be exercisable in 2020; 124,100 will be exercisable in 2021; and 29,350 will be exercisable in 2022. Information related to stock options outstanding and exercisable at December 31, 2019, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2019	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2019	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96	339,000	9.50	$3.9600	169,500	9.50	$3.9600
$9.00	12,000	10.00	9.0000	-	-	-
$11.00 – 13.95	97,400	9.67	11.3634	33,350	9.49	12.0615
$20.50 – 27.50	147,000	7.89	24.4918	89,750	7.71	26.0047
$30.00 – 35.00	124,000	7.50	34.4012	86,672	7.52	34.1981
	719,400	8.86	14.4889	379,272	8.62	16.7991

As of December 31, 2019, total unrecognized stock-based compensation expense related to stock options was $1,882,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.61 years. No option was exercised during 2019 and 2018.

NOTE 17 - Commitments

As of December 31, 2019, the Company’s significant commitments with unrelated parties and contingency are summarized as follows:

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 17 - Commitments - Continued

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

Hong Kong Airlines Agreement: On January 30, 2020, Aircom signed an agreement with Hong Kong Airlines Ltd. (HKA) to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ IFEC solutions. Under the terms of this new agreement, Aircom will provide HKA its Ka-band AERKOMM K++ IFEC system and its AERKOMM AirCinema system. HKA will become the first commercial airliner launch customer for Aircom.

Yuan Jiu Inc. MOU: On March 20, 2020, Aircom signed a non-binding memorandum of understanding (MOU) with Yuan Jiu Inc. (Yuan Jiu), a Taiwanese company, to form a partnership to pool together their resources in developing and manufacturing certain necessary equipment for Aerkomm IFEC systems. Under this MOU, Yuan Jiu will supply capital to fund the development and purchase of AERKOMM K++, AirCinema and/or AirCinema Cube equipment for installation on aircraft of Aircom’s airline customers.  In return, Aircom will share the profits from services provided through such equipment. Aircom and Yuan Jiu will work together to finalize the detailed terms and conditions for the proposed business endeavour.

NOTE 18 - Subsequent Event

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. Subsequent to December 31, 2019, the spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact on its operations.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020	AERKOMM INC.

/s/ Louis Giordimaina
Name: Louis Giordimaina
Title: Chief Executive Officer

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer	March 30, 2020
Louis Giordimaina	(Principal Executive Officer)

/s/ Jeffrey Wun	President, Chief Technology Officer and Director	March 30, 2020
Jeffrey Wun

/s/ Y. Tristan Kuo	Chief Financial Officer	March 30, 2020
Y. Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ James J. Busuttil	Chairman	March 30, 2020
James J. Busuttil

/s/ Raymond Choy	Director	March 30, 2020
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	March 30, 2020
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	March 30, 2020
Colin Lim

/s/ Jan-Yung Lin	Director and Secretary	March 30, 2020
Jan-Yung Lin

/s/ Richmond Akumiah	Director	March 30, 2020
Richmond Akumiah