Form 10-Q
period 2020-03-31
Aerkomm Inc.
filed 2020-07-07
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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
Not applicable.

As of July 6, 2020, there were 9,540,891 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month Periods Ended March 31, 2020 (unaudited) and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three-Month Periods Ended March 31, 2020 (unaudited) and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2020 (unaudited) and 2019 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$2,226,822	$751,329
Short-term investment	114,228	-
Accounts receivable	-	451,130
Inventories, net	4,294,987	3,038,564
Prepaid expenses and other current assets	3,514,248	2,976,986
Total Current Assets	10,150,285	7,218,009
Property and Equipment
Cost	2,783,990	2,777,144
Accumulated depreciation	(1,006,786)	(869,747)
	1,777,204	1,907,397
Prepayment for land	35,861,589	35,861,589
Net Property and Equipment	37,638,793	37,768,986
Other Assets
Restricted cash	27,261	225,500
Intangible asset, net	2,763,750	2,887,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	210,130	302,602
Deposits	53,764	113,660
Total Other Assets	4,530,239	5,004,596
Total Assets	$52,319,317	$49,991,591

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related party	$2,119,669	$-
Accounts payable	1,775,661	912,729
Accrued expenses and other current liabilities	3,118,322	2,077,220
Long-term loan - current	8,774	8,666
Lease liability – current	266,100	332,379
Total Current Liabilities	7,288,526	3,330,994
Long-term Liabilities
Long-term loan – non-current	34,115	36,803
Lease liability – non-current	42,173	45,199
Prepayment from customer	762,000	762,000
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	839,288	845,002
Total Liabilities	8,127,814	4,175,996
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,391,729 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2020 and December 31, 2019	9,392	9,392
Additional paid in capital	69,959,156	69,560,529
Accumulated deficits	(25,638,181)	(23,271,687)
Accumulated other comprehensive loss	(138,864)	(482,639)
Total Stockholders’ Equity	44,191,503	45,815,595
Total Liabilities and Stockholders’ Equity	$52,319,317	$49,991,591

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month Periods ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net sales	$-	$-
Operating expenses	1,956,045	2,048,289

Loss from Operations	(1,956,045)	(2,048,289)

Net Non-Operating Loss	(407,197)	(331,470)

Loss Before Income Taxes	(2,363,242)	(2,379,759)

Income Tax Expense	3,252	3,233

Net Loss	(2,366,494)	(2,382,992)

Other Comprehensive Income
Change in foreign currency translation adjustments	343,775	343,596

Total Comprehensive Loss	$(2,022,719)	$(2,039,396)

Net Loss Per Common Share:

Basic	$(0.2480)	$(0.2577)
Diluted	$(0.2480)	$(0.2577)

Weighted Average Shares Outstanding - Basic	9,540,891	9,247,272
Weighted Average Shares Outstanding - Diluted	9,540,891	9,247,272

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of January 1, 2019	9,098,110	$9,098	$56,582,800	$(15,292,128)	$119,964	$41,419,734
Stock compensation expense	-	-	313,042	-	-	313,042
Revaluation of stock warrant	-	-	(68,200)	-	-	(68,200)
Other comprehensive income	-	-	-	-	343,596	343,598
Net loss for the period	-	-	-	(2,382,992)	-	(2,382,992)
Balance as of March 31, 2019 (unaudited)	9,098,110	$9,098	$56,827,642	$(17,675,120)	$463,560	$39,625,180

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2020	9,391,729	$9,392	$69,560,529	$(23,271,687)	$(482,639)	$45,815,595
Stock compensation expense	-	-	464,827	-	-	464,827
Revaluation of stock warrant	-	-	(66,200)	-	-	(66,200)
Other comprehensive income	-	-	-	-	343,775	343,775
Net loss for the period	-	-	-	(2,366,494)	-	(2,366,494)
Balance as of March 31, 2020 (Unaudited)	9,391,729	$9,392	$69,959,156	$(25,638,181)	$(138,864)	$44,191,503

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three-Month Period ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,366,494)	$(2,382,992)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	260,789	261,176
Stock-based compensation	464,827	313,042
R&D expenses transferred from inventory and construction in progress	-	416,231
Consulting expense adjustment to change in fair value of warrants	(66,200)	(68,200)
Unrealized losses on trading security	84,011	-
Changes in operating assets and liabilities:
Accounts receivable	451,130	389,900
Inventories	(1,256,423)	(380,000)
Prepaid expenses and other current assets	(537,262)	93,624
Deposits	59,896	153
Accounts payable	862,932	-
Accrued expenses and other current liabilities	1,041,102	822,184
Operating lease liability	23,683	-
Net Cash Used for Operating Activities	(978,009)	(534,882)

Cash Flows from Investing Activities
Purchase of trading security	(198,239)	-
Purchase of property and equipment	(6,846)	(1,275)
Net Cash Used for Investing Activities	(205,085)	(1,275)

Cash Flows from Financing Activities
Proceeds from short-term loan – related party	2,119,669	182,500
Proceeds from long-term loan – non-current	(2,580)	-
Payment on finance lease liability	(516)	-
Net Cash Provided by Financing Activities	2,116,573	182,500

Net Increase (Decrease) in Cash and restricted cash	933,479	(353,657)

Cash and restricted cash, Beginning of Period	976,829	88,309

Foreign Currency Translation Effect on Cash	343,775	343,596

Cash, End of Period	$2,254,083	$78,248

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,651	$1,657
Cash paid during the period for interest	$1,833	$279

Non-cash Operating and Financing Activities:
Prepayment for equipment and construction in progress transferred to inventory	$-	$949,639

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all its products over the internet in the United States, operating in the infant and toddler products business market.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Organization - Continued

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

The Company has not generated significant revenues, excluding non-recurring revenues in 2018 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through a public offering, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay down outstanding payables to the Company’s vendors. On March 20, 2020, the Company borrowed approximately $2.64 million (NT$80,000,000) under the Loans from one of the Lenders. As of July 6, 2020, $2.53 million (NT$76,000,000) of the Loans has been repaid. On April 16, 2020, the Company signed a loan agreement with one of its business partners, EESquare Superstore Corp. (“EESquare”) for a working capital loan of up to $1.5 million, with an interest rate at 3.25%. As of July 6, 2020, the Company has drawn down $950,000 of the loan. On April 30, 2020, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, or the SEC, pursuant to Section 5 of the Securities Act of 1933 to issue and sell up to €40 million (approximately $43,192,000) of the Company’s common stock, at a per share price to be determined. The Form S-1 is currently under SEC review. With the $20 million in Loans committed by the Lenders, the working capital loan from EESquare and expected future capital raising efforts, including the filing for upcoming registered public offering, the Company believes its working capital will be adequate to sustain its operations for the next twelve months.

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

The Company’s common stock is quoted for trading on the OTC Markets Group Inc. OTCQX Best Market under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of the Company’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). The Company’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter the Company’s share count, capital structure, or current common stock listing on the OTCQX, the Company’s primary trading market for its common stock.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2020, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2020 and the results of operations and cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three-month periods are unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Aircom Beijing and Aerkomm Malta. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2020 and December 31, 2019, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $233,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $284,000 and $37,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Short-term investment

The Company’s short-term investment securities are classified as trading security. The securities are stated at fair value within current assets on the Company’s condensed balance sheets. Fair value is calculated based on publicly available market information or other estimates determined by the Company. Changes in fair value are recorded in current income.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month period ended March 31, 2020.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Fair Value of Financial Instruments-Continued

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, notes payable, accounts payable, short-term loan, other payable and long-term loan approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2020.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2020 and 2019, the Company incurred $0 (unaudited) and $416,230 (unaudited) of research and development costs, respectively.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to July 6, 2020, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been included in these consolidated financial statements.

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

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

NOTE 4 - Inventories

As of March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Satellite equipment for sale under construction	$4,294,987	$3,038,564
Supplies	5,256	5,230
	4,300,243	3,043,794
Allowance for inventory loss	(5,256)	(5,230)
Net	$4,294,987	$3,038,564

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5 - Property and Equipment

As of March 31, 2020 and December 31, 2019, the balances of property and equipment were as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	335,709	328,863
Satellite equipment	275,410	275,410
Vehicle	198,741	198,741
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,783,990	2,777,144
Accumulated depreciation	(1,006,786)	(869,747)
Net	1,777,204	1,907,397
Prepayments - land	35,861,589	35,861,589
Net	$37,638,793	$37,768,986

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $33,850,000 million as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price balance of $624,462. As of March 31, 2020 and December 31, 2019, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021.

Depreciation expense was $137,039 (unaudited) and $137,426 (unaudited) for the three-month periods ended March 31, 2020 and 2019, respectively.

NOTE 6 - Intangible Asset, Net

As of March 31, 2020 and December 31, 2019, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(2,186,250)	(2,062,500)
Net	$2,763,750	$2,887,500

Amortization expense was $123,750 (unaudited) and $123,750 (unaudited) for the three-month periods ended March 31, 2020 and 2019, respectively.

NOTE 7 – Short-term Investment and Restricted Cash

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated from the beginning of 2020, and the Company will pay the compensation of 20,000 euros in advance by semi-annual installments at the beginning of the semi-annual period of the agreement. The liquidity agreement has a term of one year and will be renewed automatically unless otherwise terminated by either party. As of March 31, 2020, the Company purchased 5,926 shares (unaudited) of its common stock with the fair value of $114,228 (unaudited). The securities were recorded as short-term investment with unrealized loss of $80,684. The remaining cash balance was $27,261 (€24,763) (unaudited).

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

Weighted-average remaining lease term	Unaudited
Operating lease	0.39 Year
Finance lease	4.60 Years
Weighted-average discount rate
Operating lease	6.00%
Finance lease	3.82%

B.	The balances for the operating and finance leases presented as follows within the balance sheet as of March 31, 2020 and December 31, 2019:

Operating Leases

	March 31, 2020	December 31, 2019
	(Unaudited)
Right-of-use assets	$210,130	$302,602
Lease liability - current	$256,168	$322,430

Finance Leases

	March 31, 2020	December 31, 2019
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(4,659)	(1,569)
Property and equipment, net	$52,111	$55,201

Lease liability - current	$9,932	$9,949
Lease liability – non-current	42,173	45,199
Total finance lease liabilities	$52,105	$55,148

The components of lease expense are as follows within the statement of operations and comprehensive loss for the three-month periods ended March 31, 2020 and 2019:

Operating Leases

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Lease expense	$111,997	$115,709
Sublease rental income	(2,754)	-
Net lease expense	$109,243	$115,709

Finance Leases

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$3,090	$-
Interest on lease liabilities	516	-
Total finance lease cost	$3,606	$-

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 8 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the three-month periods ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$65,420	$39,871
Operating cash outflows from finance lease	$2,952	$-
Financing cash outflows from finance lease	$516	$-
Leased assets obtained in exchange for lease liabilities:
Operating leases	$15,441	$722,423

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
April 1, 2020 – March 31, 2021	$11,571	$248,640	$260,211
Total lease payments	$11,571	$248,640	$260,211
Less: Imputed interest	(115)	(3,928)	(4,043)
Present value of lease liabilities	$11,456	$244,712	$256,168
Current portion	11,456	244,712	256,168
Non-current portion	$-	$-	$-

Finance Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
April 1, 2020 – March 31, 2021	$-	$11,750	$11,750
April 1, 2021 – March 31, 2022	-	11,750	11,750
April 1, 2022 – March 31, 2023	-	11,750	11,750
April 1, 2023 – March 31, 2024	-	11,750	11,750
April 1, 2024 – March 31, 2025	-	10,160	10,160
Total lease payments	$-	$57,160	$57,160
Less: Imputed interest	-	(5,055)	(5,055)
Present value of lease liabilities	$-	$52,105	$52,105
Current portion	-	(9,932)	(9,932)
Non-current portion	$-	$42,173	$42,173

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of March 31, 2020 are as follows:

Twelve months ending March 31,	(Unaudited)
2021	$12,555
2022	12,555
2023	12,555
2024	12,555
2025	2,092
Total installment payments	52,312
Less: Imputed interest	(9,423)
Present value of long-term loan	42,889
Current portion	(8,774)
Non-current portion	$34,115

NOTE 10 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2020 and December 31, 2019, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2020, the project is still ongoing.

NOTE 11 - Income Taxes

Income tax expense for the three-month periods ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Current:	(Unaudited)	(Unaudited)
Federal	$-	$-
State	1,600	1,600
Foreign	1,652	1,633
Total	$3,252	$3,233

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(615,289)	$(605,770)
Net operating loss carryforwards (NOLs)	237,659	209,242
Foreign investment losses	135,438	116,500
Stock-based compensation expense	97,600	65,700
Amortization expense	12,716	(12,800)
Accrued payroll	45,100	107,600
Unrealized exchange losses	80,676	63,825
Others	9,352	58,936
Tax expense at effective tax rate	$3,252	$3,233

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 - Income Taxes - Continued

Deferred tax assets (liability) as of March 31, 2020 and December 31, 2019 consist approximately of:

	March 31, 2020	December 31, 2019
	(Unaudited)
Net operating loss carryforwards (NOLs)	$6,888,000	$6,388,000
Stock-based compensation expense	1,679,000	1,549,000
Accrued expenses and unpaid expense payable	110,000	53,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(609,000)	(619,000)
Unrealized exchange losses	(15,000)	(106,000)
Others	(85,000)	(104,000)
Gross	8,036,000	7,229,000
Valuation allowance	(8,036,000)	(7,229,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $807,000 (unaudited) for the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $12,186,000 (unaudited) and $11,314,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2020 and December 31, 2019, the Company had State NOLs of approximately $22,070,000 (unaudited) and $21,117,000 respectively, available to reduce future state taxable income, expiring in 2040.

As of March 31, 2020 and December 31, 2019, the Company has Japan NOLs of approximately $353,000 (unaudited) and $350,000, respectively, available to reduce future Japan taxable income, expiring in 2030.

As of March 31, 2020 and December 31, 2019, the Company has Taiwan NOLs of approximately $2,150,000 (unaudited) and $1,898,000, respectively, available to reduce future Taiwan taxable income, expiring in 2030.

As of March 31, 2020 and December 31, 2019, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2020 and December 31, 2019, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2020, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of March 31, 2020 and December 31, 2019, the restricted shares consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the three-month periods ended March 31, 2020 and 2019, Aerkomm has not issued additional stock warrants to the service provider as payment for additional services. As of June 28, 2019, these warrants are equivalent to 4,891 shares of the Company’s common stock. On June 29, 2019, the Company settled with the service provider to cancel all these warrants with $75,000 in three installments payable on July 3, August 1, and September 1, 2019 and all three installments were paid on schedule.

In connection with the Underwriting Agreement with Boustead Securities, LLC, or Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019, the Company issued total warrants to Boustead to purchase 77,680 shares of the Company’s stock.  For the three-month periods ended March 31, 2020 and 2019, the Company recorded decrease of $66,200 and $68,200 in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 - Significant Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Dmedia Holding LP (“Dmedia”)	23.45% stockholder
Sheng-Chun Chang	Shareholder; President of WTL
Well Thrive Limited (“WTL”)	Shareholder; Sheng-Chun Chang, is the President
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Unaudited)
Other receivable from
Sheng-Chun Chang[1]	$264,463	$-
Other	3,720	920
	$268,183	$920

Short-term loan from WTL[2]	$2,119,669	$-
Other payable to:
AATWIN[3]	$60,907	$-
Others[4]	89,062	30,971
Total	$149,969	$30,971

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 - Related Party Transactions - Continued

1.	Represents temporary payment to Sheng-Chun Chang, fully received on April 1, 2020.

2.	Represents short-term loan from WTL due to operation needs. The original loan amount was approximately $2.64M (NTD 80,000,000). The loan agreement will terminate on December 31, 2021. The Company has repaid $2.53M (NTD 76,000,000) of the outstanding loan amount as of July 6, 2020.

3.	Represents payable to AATWN due to consulting agreement on January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000) and will be expired December 31, 2021.

4.	Represents payable to employees as a result of regular operating activities.

b.	For the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Consulting expense charged by AATWIN	$50,111	$-
Interest expense charged by WTL	3,987	-
Interest expense charged by Dmedia	-	298

Aircom entered a consulting agreement with AATWIN for the period between January 1, 2019 and December 31, 2021. Pursuant to the terms of this consulting agreement, Aircom pays AATWIN consulting fees of approximately $17,000 per month.

Aerkomm Taiwan entered into a short-term loan agreement with WTL to draw down approximately $2.64 million (NTD 80,000,000) from the Loans (see Note 1) for working capital purposes. This short-term loan carries an annual interest rate of 5%. The Company repaid NTD 76,000,000 (approximately $2,500,000) of the outstanding loan amount prior to April 9, 2020.

Aerkomm had short-term loans from Dmedia with an annual interest rate of 3% for the period ended December 31, 2019. The Company repaid the short-term loan in full on July 1, 2019.

NOTE 14 - Stock Based Compensation

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Stock Based Compensation - Continued

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $464,827 and $313,042 for the three-month periods ended March 31, 2020 and 2019, respectively, related to such employee stock options.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in three-month period ended March 31, 2020 and year ended December 31, 2019 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.81 - 62.26%
Expected dividends	0%
Risk-free interest rate	1.52 - 2.99%
Forfeiture rate	0 - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2019	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2020 (unaudited)	932,262	0.4081	0.1282

Activities related to unvested stock awards under Aircom 2014 Plan for the three-month period ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2019	85,975	$0.4963
Granted	-	-
Vested	(85,975)	0.4963
Forfeited/Cancelled	-	-
Options unvested at December 31, 2019	-	-
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Options unvested at March 31, 2020 (unaudited)	-	-

Of the shares covered by options outstanding as of March 31, 2020, 932,262 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2020, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.0067	820,391	4.92	$0.0067	820,391	4.92	$0.0067
$3.3521	111,871	6.25	3.3521	111,871	6.25	3.3521
	932,262	5.08	0.4081	932,262	5.08	0.4081

As of March 31, 2020, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the three-month periods ended March 31, 2020 and 2019.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2019	283,000	$28.3867	$17.5668
Granted	436,400	5.4763	3.8452
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	719,400	14.4889	9.2431
Granted	2,000	14.2000	9.8897
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2020 (unaudited)	721,400	14.4811	9.2448

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three-month period ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2019	171,411	$17.5341
Granted	436,400	3.8452
Vested	(267,683)	7.5460
Forfeited/Cancelled	-	-
Options unvested at December 31, 2019	340,128	7.8313
Granted	2,000	9.8897
Vested	(9,125)	11.6900
Forfeited/Cancelled	-	-
Options unvested at March 31, 2020 (unaudited)	333,003	7.7380

Of the shares covered by options outstanding under the Aircom 2017 Plan as of March 31, 2020, 388,397 are now exercisable; 179,553 shares will be exercisable for the twelve-month period ending March 31, 2021; 124,100 shares will be exercisable for the twelve-month period ending March 31, 2022; and 29,350 shares will be exercisable for the twelve-month period ending March 31, 2023. Information related to stock options outstanding and exercisable at March 31, 2020, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96	339,000	9.26	$3.9600	169,500	9.26	$3.9600
$9.00	12,000	9.75	9.0000	3,000	9.75	9.0000
$11.00 – 14.20	99,400	9.43	11.4205	35,350	9.27	12.1825
$20.50 – 27.50	147,000	7.64	24.4918	93,875	7.45	26.0704
$30.00 – 35.00	124,000	7.25	34.4012	86,672	7.27	34.1981
	721,400	8.61	14.4881	388,397	8.38	16.8391

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Stock Based Compensation - Continued

As of March 31, 2020, total unrecognized stock-based compensation expense related to stock options was approximately $1,443,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.53 years. No option was exercised during the three-month period ended March 31, 2020 and the year ended December 31, 2019.

NOTE 15 - Commitments

As of March 31, 2020, the Company’s significant commitment is summarized as follows:

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

Yuan Jiu Inc. MOU: On March 20, 2020, Aircom signed a non-binding memorandum of understanding (MOU) with Yuan Jiu Inc. (Yuan Jiu), a Taiwanese company, to form a partnership to pool together their resources in developing and manufacturing certain necessary equipment for Aerkomm IFEC systems. Under this MOU, it is intended that Yuan Jiu will supply capital to fund the development and purchase of AERKOMM K++, AirCinema and/or AirCinema Cube equipment for installation on aircraft of Aircom’s airline customers. In return, Aircom will share the profits from services provided through such equipment. Aircom and Yuan Jiu will work together to finalize the detailed terms and conditions of a definitive agreement for the proposed business endeavor, although the Company cannot provide assurance that a definitive agreement will be signed by the parties.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – Significant Subsequent Event

Paycheck Protection Program Loan

On April 16, 2020, the Company received loan proceeds in the amount of $163,200 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	the impact and effects of the global outbreak of the coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the effects of market conditions on our stock price and operating results;

●	our ability to successfully complete the development, testing and initial implementation of our product offerings;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new product offerings and bring them to market in a timely manner;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

To complement and facilitate our planned IFEC service offerings, we intend to build satellite ground stations and related data centers within the geographic regions where we expect to be providing IFEC airline services. We have purchased an approximately 6.3-acre parcel of land in Taiwan where we expect to build our first ground station. We are currently in the process of having the certificate of title to this Taiwan land parcel transferred to us. Because this process involves filing a plan of usage with the local authorities and obtaining a required license and authorization for our intended land usage, we are not sure at this time when we will receive the official certificate of title to the land. Once that title transfer process is completed, we intend to mortgage the property to finance the cost of the first ground station construction.

Business Development.

We are actively working with prospective airline customers to provide services to their passengers utilizing the Airbus certified AERKOMM®K++ system. We have entered into non-binding memoranda of understanding with a number of airlines, including Air Malta Airlines of Malta and Onur Air of Turkey. There can be no assurances, however, that these will lead to actual purchase agreements.

In view of the increasing demand by the airlines for a bigger data throughput, during the course of discussions between us and Airbus, we have revised our strategy to focus primarily on Ka-band IFEC solutions for airlines and have suspended work on our dual band (Ka/Ku) satellite inflight connectivity solution. The Ku-band system will, however, still be retained for other product applications such as remote locations and maritime use.

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

Ground-based Satellite System Sales

Since our acquisition of Aircom Taiwan in December 2017, this wholly owned subsidiary has been developing ground-based satellite connectivity components which have an application in remote regions that lack regular affordable ground-based communications. In September 2018, Aircom Taiwan consummated its first sale of such a component, a small cell server terminal, in the amount of $1,730,000. This server terminal will be utilized by the purchaser in the construction of a satellite-based ground communication system which will act as a multicast service extension of existing networks. The system is designed to extend local existing networks, such as ISPs and mobile operators, into rural areas and create better coverage and affordable connectivity in these areas. Aircom Taiwan expects to sell additional satellite connectivity components, systems and services to be used in ground mobile units in the future, although there can be no assurances that it will be successful in these endeavors.

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

Recent Events

On January 30, 2020, Aircom signed an agreement with Hong Kong Airlines Ltd. (HKA) to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ IFEC solutions. Under the terms of this new agreement, Aircom will provide HKA its Ka-band AERKOMM K++ IFEC system and its AERKOMM AirCinema system. HKA will become the first commercial airliner launch customer for Aircom.

On March 20, 2020, Aircom signed a non-binding memorandum of understanding (MOU) with Yuan Jiu Inc. (Yuan Jiu), a Taiwanese company, to form a partnership to pool together their resources in developing and manufacturing certain necessary equipment for Aerkomm IFEC systems. Under this MOU, it is intended that Yuan Jiu will supply capital to fund the development and purchase of AERKOMM K++, AirCinema and/or AirCinema Cube equipment for installation on aircraft of Aircom’s airline customers.  In return, Aircom will share the profits from services provided through such equipment. Aircom and Yuan Jiu will work together to finalize the detailed terms and conditions of a definitive agreement for the proposed business endeavor, although we cannot provide assurance that a definitive agreement will be signed by the parties.

Two of our current shareholders (the “Lenders”) each committed to provide to us a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in our subsidiary, Aerkomm Taiwan, to pay down outstanding payables to our vendors. On March 20, 2020, we borrowed approximately $2.64 million (NT$80,000,000) under the Loans from one of the Lenders for our working capital needs. As of July 6, 2020, $2.53 million (NT$76,000,000) of the Loans has been repaid.

On March 22, 2020, the board of directors, or the Board, held a special meeting and took certain actions, effectively immediately, to position the Company for future growth. James J. Busuttil, a current director, was appointed Chairman of the Board. Louis Giordimaina, previously the Chief Operating Officer-Aviation of Aerkomm Malta was appointed the Company’s Chief Executive Officer, Jeffrey Wun, the Company’s Chief Executive Officer prior to March 22, 2020, resigned from that position and confirmed that his resignation from that position was not the result of any disagreement with the Company or the Board regarding the Company’s financial or accounting policies or operations. Mr. Wun was appointed the Company’s Chief Technology Officer and will remain as President of the Company and as a director, as well as the Chief Technology Officer of Aircom. Georges Caldironi, a former consultant to Aircom, was appointed as the Company’s Chief Operating Officer. We believe that these managerial and Board changes will better position the Company to move forward into its next phase of operations.

On April 16, 2020, we received loan proceeds in the amount of $163,200 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part.

On April 16, 2020, we signed a loan agreement with one of our business partners, EESquare Superstore Corp. for a working capital loan of up to $1.5 million, with an interest rate at 3.25%. As of July 6, 2020, we have drawn down $950,000 of this loan.

On April 30, 2020, we filed a Registration Statement on Form S-1with the Securities and Exchange Commission, or the SEC, pursuant to Section 5 of the Securities Act of 1933, or the Securities Act, to register for sale of up to €40 million (approximately $43,192,000) of our common stock, at a per share price to be determined. The Form S-1 is currently under SEC review.

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

Impact of the COVID-19 Coronavirus Pandemic

The coronavirus has a particular adverse impact on the airline industry. The outbreak in China and throughout the world since December 2019 has led to a precipitous decrease in the number of daily departures and arrivals for domestic and international flights.

Recent Market Information

In the IATA (International Air Transportation Association) Airlines Financial Monitor dated April - May 2020, published on May 20, 2020, the following key points were highlighted:

●	The Q1 2020 financial results reflected the initial industry-wide deterioration in profitability following the impact of the COVID-19 outbreak on air travel. The adverse outcome was widespread across all regions even though some markets were locked down relatively later in the quarter. All regions posted negative net income figures in Q1.

●	Global airline share prices moved lower in Q1, before rallying in April, driven by government support to the industry and the restart of airline operations.

●	Oil and jet fuel prices also recovered somewhat in May being that the demand for fuel is expected to increase with the ease of lockdown measures. Sharp production cuts from both OPEC and Russia also provided price support.

●	In April, air passenger demand posted its largest decline on record due to the widespread lockdowns and border closures. Air cargo demand was relatively more resilient but still saw volumes fall by 27.7% year-on-year on the disruption in global manufacturing activity. While the passenger load factor declined by 41 ppts versus last year, the cargo load factor rose by 11.2 percentage points as a result of the decline in available capacity with the grounding of the passenger fleet.

●	In May 2020, airlines started to return aircraft to service with the relaxation of lockdown measures. An additional 2,444 aircraft re-joined the in-service fleets in the same month. As a result, total seat capacity improved by 25% compared to the previous month. However, total seat capacity was still 49% below the level of a year ago.

●	New global aircraft deliveries were limited (16 aircraft) in May as airlines have been postponing or cancelling future deliveries in response to the COVID-19 crisis. As travel demand is expected to recover only gradually, airlines will likely remain cautious regarding capacity increases.

Additionally, on June 5, 2020, the IATA issued its Economics’ Chart of the Week for flights on domestic markets indicating improving demand in May for all markets including in the Asia Pacific region. Although this May improvement in demand is a good sign, the Economics’ Chart of the Week for June 19, 2020 indicates, that airlines have little visibility for demand for the northern winter season which begins in October.

In general, because the progress of the COVID-19 pandemic is so unpredictable, the future of airline and air traffic recovery is extremely unpredictable as well.

The COVID-19 Pandemic Impact on Aerkomm’s Business

We do not expect that the COVID-19 pandemic will have a material effect on our business in 2020, in view of the fact that Aerkomm is a development stage company. Consequently, we do not have any contractual agreements with airlines that would result in a decrease or complete halt in revenue generation due to the grounding of aircraft and reduction in aircraft fleets and new aircraft purchases. Additionally, because we do not currently have any operational IFEC systems, we are not generating any recurrent operational expenses with satellite companies which provide bandwidth connectivity for operational IFEC systems. We expect that we will acquire certification of our Aerkomm K++ System towards the end of the fourth quarter of 2020, and we are targeting the commencement of the initial installations of our Aerkomm K++ System by the end of the first quarter of 2021. While according to the current IATA data, the recovery in 2021 is expected to be slow, this could work to our advantage as it will provide us with an opportunity to have more aircraft on the ground available for the retrofit installation of our Aerkomm K++ System equipment. That is, we will not have to wait for a prospective airline customer to cycle through its scheduled grounding of aircraft for major maintenance checks to be able to install our K++ System retrofit solution.

With respect to our AirCinema Cube, which we are developing exclusively for installation on Hong Kong Airlines aircraft and which is expected to be ready for installation by September 2020, we believe we will still be able to begin installations on schedule. However, due to the COVID-19 pandemic, even if we can install the AirCinema Cube on schedule, revenue from the AirCinema Cube will, most likely, be delayed until the fleet of Hong Kong Airlines re-commences its full schedule by late in the fourth quarter of 2020 or early in 2021.

In any case, because of the unpredictability of the future developments of the COVID-19 pandemic, we cannot be sure that any of our development, certification, installation or revenue generation expectations, with respect to timing or otherwise, will be met.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations during the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
	2020	2019	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	1,956,045	2,048,289	(92,244)	(4.5)%
Loss from operations	(1,956,045)	(2,048,289)	92,244	(4.5)%
Net non-operating income (expense)	(407,197)	(331,470)	(75,727)	22.8%
Loss before income taxes	(2,363,242)	(2,379,759)	16,517	(0.7)%
Income tax expense	3,252	3,233	19	0.6%
Net Loss	(2,366,494)	(2,382,992)	16,498	(0.7)%
Other comprehensive income (loss)	343,775	343,596	179	0.1%
Total comprehensive loss	$(2,022,719)	$(2,039,396)	$16,677	(0.8)%

Revenue. Our total revenue was $0 for the three-month periods ended March 31, 2020 and 2019 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods

Cost of sales. Our cost of sales was $0 for both the three-month periods ended March 31, 2020 and 2019 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $92,244 to $1,956,045 for the three-month period ended March 31, 2020, from $2,048,289 for the three-month period ended March 31, 2019. Such decrease was mainly due to an decrease in research and development expense, rent and leasing expense and regulatory filing fees of $416,230, $65,542 and $32,164, respectively, which was offset by an increase in stock-based compensation expense, insurance expense, accounting and auditing fees, consulting fee and amortization expense of $151,784, $53,424, $50,404, $48,299 and $46,257. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating expense. We had $407,197 in net non-operating expense for the three-month period ended March 31, 2020, as compared to net non-operating expense of $331,470 for the three-month period ended March 31, 2019. Net non-operating expense in the three-month period ended Mach 31, 2020 represents loss on foreign exchange translation of $320,701, unrealized loss from the transactions of our liquidity contract of $80,684 and interest expense of $5,821, while net non-operating expense in the three-month period ended March 31, 2019 includes a foreign exchange translation loss of $331,197 and interest expense of $298.

Loss before income taxes. Our loss before income taxes decreased by $16,517 to $2,363,242 for the three-month period ended March 31, 2020, from a loss of $2,379,759 for the three-month period ended March 31, 2019, as a result of the factors described above.

Income tax expense. Income tax expense was $3,252 for the three-month period ended March 31, 2020, as compared to the income tax expense of $3,233 for the three-month period ended March 31, 2019.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $16,677 to $2,022,719 for the three-month period ended March 31, 2020, from $2,039,396 for the three-month period ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $2,254,083. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our completed public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used for) operating activities	$(978,009)	$(534,882)
Net cash used for investing activity	(205,085)	(1,275)
Net cash provided by financing activity	2,116,573	182,500
Net increase (decrease) in cash and cash equivalents	933,479	(353,657)
Cash at beginning of year	976,829	88,309
Foreign currency translation effect on cash	343,775	343,596
Cash at end of year	$2,254,083	$78,248

Operating Activities

Net cash used for operating activities was $978,009 for the three months ended March 31, 2020, as compared to $534,882 for the three months ended March 31, 2019. In addition to the net loss of $2,366,494, the increase in net cash used for operating activities during the three-month period ended March 31, 2020 was mainly due to increase in inventory and prepaid expenses and other current assets of $1,256,423 and $537,262, respectively, offset by the decrease in accounts receivable and increase in accounts payable and accrued expense and other current liabilities of $451,130, $862,932 and $1,041,102, respectively. In addition to the net loss of $2,382,992, the increase in net cash used for operating activities during the three-month period ended March 31, 2019 was mainly due to increase inventory of $380,000, offset by the decrease in accounts receivable and increase in accrued expense and other current liabilities of $389,900 and $822,184, respectively.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2020 was $205,085 as compared to $1,275 for the three months ended March 31, 2019. The net cash used for investing activities for the three months ended March 31, 2020 was mainly for the purchase of trading securities and the purchase of property and equipment. The net cash used for investing activities for the three months ended March 31, 2019 was mainly for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $2,116,573 and $182,500, respectively. Net cash provided by financing activities for the three months ended March 31, 2020 were mainly attributable to net proceeds from the borrowing of short-term loan from an affiliate in the amount of $2,119,669, as discussed in the Recent Events above. Net cash provided by financing activities for the three months ended March 31, 2019 were mainly attributable to proceeds from the increase in short-term loans from affiliates in the amount of $182,500.

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the three-month period ended March 31, 2020, the Company incurred a comprehensive loss of $2,022,719 and had working capital of $2,861,759 as of March 31, 2020. Currently, the Company has taken measures, as discussed above, that management believes will improve its financial position by financing activities, including through our ongoing public offering, short-term borrowings and equity contributions.

Subsequent Events

Paycheck Protection Program Loan

On April 16, 2020, we received loan proceeds in the amount of $163,200 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part.

€40 Million Public Offering

On April 30, 2020, we filed a Registration Statement on Form S-1with the SEC pursuant to Section 5 of the Securities Act to register for sale of up to €40 million (approximately $43,192,000) of our common stock, at a per share price to be determined. The Form S-1 is currently under SEC review.

EESquare Loan

On April 16, 2020, we signed a loan agreement with one of our business partners, EESquare Superstore Corp. for a working capital loan of up to $1.5 million, with an interest rate at 3.25%. As of June 6, 2020, we have drawn down $950,000 of the loan.

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

Capital expenditures for the three months ended March 31, 2020 and 2019 were $205,085 and $1,275, respectively.

We anticipate an increase in capital spending in our fiscal year ended December 31, 2020 and estimate that capital expenditures will range from $6 million to $40 million as we begin airborne equipment installations and continue to execute our expansion strategy. We expect to raise these funds through our planned public offering, the registration statement for which is currently under review by the SEC, and/or through other sources of equity or debt financings. There can be no assurance, however, that our planned public offering will proceed successfully, if at all, or that we will be able to raise the required funds through other means on acceptable terms to us, if at all.

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

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our major revenue for the three-month period ended March 31, 2020 was the development of a small cell server terminal which will be utilized in the construction of a satellite-based ground communication system networks. We also had minor revenue from providing installation and testing services of a satellite-based ground connectivity system. The majority of our revenue is recognized at a point in time when product is shipped, or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2020 and 2019, we incurred approximately $0 and $416,231 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2020 and 2019.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2020.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020, and further referenced below, which we are still in the process of remediating as of March 31, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, our management identified the following material weaknesses:

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

We intend to complete the remediation of the material weakness discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2020 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on March 30, 2020.

ITEM 1A.	RISK FACTORS.

The coronavirus pandemic may result in a contraction in the global airline industry, the bulk of which likely would be borne by carriers in the Asia-Pacific region. As a development stage IFEC service provider with an emphasis on Asia Pacific, the outbreak of the coronavirus may have a material adverse effect on our business, results of operation, financial condition and stock price.

On January 30, 2020, the World Health Organization declared the COVID-19, or the coronavirus, outbreak in China a public health emergency of international concern. In recent months, the coronavirus cases have surged outside China, all over the world. Given the high public health risks associated with the disease, governments around the world have imposed various degrees of travel and gathering restrictions and other quarantine measures. Businesses in China, the epicenter of the pandemic, largely suspended operations for most of the time from January through February 2020. The coronavirus outbreak is currently having an indeterminable adverse impact on the global economy.

The coronavirus has a particular adverse impact on the airline industry. The outbreak in China and throughout the world since December 2019 has led to a precipitous decrease in the number of daily departures and arrivals for domestic and international flights. According to the International Air Transport Association (IATA) Airlines Financial Monitor dated April – May 2020, air passenger demand posted its largest decline on record in April 2020 due to the widespread lockdowns and border closures and the passenger load factor declined by 41% versus last year. In May 2020, airlines started to return aircraft to service with the relaxation of lockdown measures. An additional 2,444 aircrafts re-joined the in-service fleets in the same month. As a result, total seat capacity improved by 25% compared to the previous month. However, total seat capacity was still 49% below the level of a year ago. New global aircraft deliveries were limited (16 aircraft) in May as airlines have been postponing or cancelling future deliveries in response to the COVID-19 crisis. As travel demand is expected to recover only gradually, airlines will likely remain cautious regarding capacity increases.  IATA expects domestic aviation markets will recover faster than international markets. Its data shows that traffic volumes likely bottomed in April 2020 and will gradually recover, with the initial improvements impacting domestic travel. As a development stage IFEC service provider with a focus on Asia Pacific, we are vulnerable to any contraction in the airline industry across the region, and we believe our business may be adversely affected by the coronavirus epidemic. Our operations in Asia Pacific are conducted through our subsidiaries in the region, including Aircom HK, Aircom Japan, Aircom Taiwan and Aircom Seychelles. Currently, the primary role of these subsidiaries is business development with respect to airlines and local content providers and advertising partners. The coronavirus epidemic has slowed down the operations of our Asia-Pacific subsidiaries. In addition, we plan to locate our first ground station in Taiwan, the implementation of which could be delayed by the coronavirus epidemic.

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

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Form 10-K filed on March 30, 2020)
10.1*	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original)
10.1a*	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation)
10.2*	Unsecured Loan Agreement by and between Aircom pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2020	AERKOMM INC.

/s/ Louis Giordimaina
Name: Louis Giordimaina
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)