Form 10-Q
period 2020-06-30
Aerkomm Inc.
filed 2020-08-17
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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
Not applicable.

As of August 13, 2020, there were 9,540,891 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2020 (unaudited) and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six-Month Periods Ended June 30, 2020 (unaudited) and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three-Month and Six-Month Periods Ended June 30, 2020 (unaudited) and 2019 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$346,570	$751,329
Short-term investment	97,029	-
Accounts receivable	-	451,130
Inventories, net	4,850,007	3,038,564
Prepaid expenses and other current assets	2,887,142	2,976,986
Total Current Assets	8,180,748	7,218,009
Property and Equipment
Cost	2,806,068	2,777,144
Accumulated depreciation	(1,143,373)	(869,747)
	1,662,695	1,907,397
Prepayment for land	35,861,589	35,861,589
Net Property and Equipment	37,524,284	37,768,986
Other Assets
Restricted cash	67,744	225,500
Intangible asset, net	2,640,000	2,887,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	343,005	302,602
Deposits	113,860	113,660
Total Other Assets	4,639,943	5,004,596
Total Assets	$50,344,975	$49,991,591

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loan	$163,200	$-
Short-term loans	1,222,211	-
Accounts payable	1,874,339	912,729
Accrued expenses and other current liabilities	3,358,057	2,077,220
Long-term loan - current	9,242	8,666
Lease liability – current	317,131	332,379
Total Current Liabilities	6,944,180	3,330,994
Long-term Liabilities
Long-term loan – non-current	32,659	36,803
Prepayment from customer	762,000	762,000
Lease liability – non-current	201,944	45,199
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	997,603	845,002
Total Liabilities	7,941,783	4,175,996
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,391,729 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of June 30, 2020 and December 31, 2019	9,392	9,392
Additional paid in capital	70,863,643	69,560,529
Accumulated deficits	(27,759,387)	(23,271,687)
Accumulated other comprehensive loss	(710,456)	(482,639)
Total Stockholders’ Equity	42,403,192	45,815,595
Total Liabilities and Stockholders’ Equity	$50,344,975	$49,991,591

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month and Six-Month Periods ended June 30, 2020 and 2019

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$1,599,864	$-	$1,599,864
Cost of sales	-	1,587,222	-	1,587,222

Gross profit	-	12,642	-	12,642

Operating expenses	2,686,549	1,574,522	4,642,594	3,622,811

Loss from Operations	(2,686,549)	(1,561,880)	(4,642,594)	(3,610,169)

Net Non-Operating Income (Loss)	565,354	(123,556)	158,157	(455,026)

Loss before Income Taxes	(2,121,195)	(1,685,436)	(4,484,437)	(4,065,195)

Income Tax Expense	11	-	3,263	3,235

Net Loss	(2,121,206)	(1,685,436)	(4,487,700)	(4,068,430)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(571,592)	121,698	(227,817)	465,294

Total Comprehensive Loss	$(2,692,798)	$(1,563,738)	$(4,715,517)	$(3,603,136)

Net Loss Per Common Share:

Basic	$(0.2223)	$(0.1821)	$(0.4704)	$(0.4398)
Diluted	$(0.2223)	$(0.1821)	$(0.4704)	$(0.4398)

Weighted Average Shares Outstanding - Basic	9,540,891	9,253,953	9,540,891	9,250,631
Weighted Average Shares Outstanding - Diluted	9,540,891	9,253,953	9,540,891	9,250,631

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three-Month and Six-Month Periods ended June 30, 2020 and 2019

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2018	9,098,090	$9,098	$56,582,800	$(15,292,128)	$119,964	$41,419,734
Stock compensation expense	-	-	313,042	-	-	313,042
Revaluation of stock warrant	-	-	(68,200)	-	-	(68,200)
Other comprehensive income	-	-	-	-	343,596	343,598
Net loss for the period	-	-	-	(2,382,992)	-	(2,382,992)
Balance as of March 31, 2019 (unaudited)	9,098,090	9,098	56,827,642	(17,675,120)	463,560	39,625,180

Issuance of common stock	152,000	152	6,047,478	-	-	6,047,630
Issuance of stock warrant	-	-	5,000	-	-	5,000
Stock compensation expense	-	-	346,549	-	-	346,549
Revaluation of stock warrant	-	-	(268,367)	-	-	(268,367)
Other comprehensive income	-	-	-	-	121,698	121,698
Net loss for the period	-	-	-	(1,685,438)	-	(1,685,438)
Balance as of June 30, 2019 (unaudited)	9,250,090	$9,250	$62,958,302	$(19,360,558)	$585,258	$44,192,252

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of December 31, 2019	9,391,729	$9,392	$69,560,529	$(23,271,687)	$(482,639)	$45,815,595
Stock compensation expense	-	-	464,827	-	-	464,827
Revaluation of stock warrant	-	-	(66,200)	-	-	(66,200)
Other comprehensive income	-	-	-	-	343,775	343,775
Net loss for the period	-	-	-	(2,366,494)	-	(2,366,494)
Balance as of March 31, 2020 (Unaudited)	9,391,729	$9,392	69,959,156	(25,638,181)	(138,864)	44,191,503

Stock compensation expense	-	-	448,987	-	-	448,987
Revaluation of stock warrant	-	-	455,500	-	-	455,500
Other comprehensive loss	-	-	-	-	(571,592)	(571,592)
Net loss for the period	-	-	-	(2,121,206)	-	(2,121,206)
Balance as of June 30, 2020 (Unaudited)	9,391,729	$9,392	$70,863,643	$(27,759,387)	$(710,456)	$42,403,192

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six-Month Periods ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,487,700)	$(4,068,430)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	521,126	520,808
Stock-based compensation	913,814	659,591
R&D expenses transferred from inventory and construction in progress	-	416,231
Consulting expense adjustment to change in fair value of warrants	389,300	(336,567)
Unrealized losses on trading security	60,170	-
Changes in operating assets and liabilities:
Accounts receivable	451,130	(1,209,964)
Inventories	(1,811,443)	(386,750)
Prepaid expenses and other current assets	90,401	138,893
Deposits	(200)	(296)
Accounts payable	961,610	1,587,222
Accrued expenses and other current liabilities	1,280,837	1,838,951
Operating lease liability	107,020	-
Net Cash Used for Operating Activities	(1,523,935)	(840,311)

Cash Flows from Investing Activities
Purchase of trading security	(157,756)	-
Purchase of property and equipment	(28,924)	(2,297)
Net Cash Used for Investing Activities	(186,680)	(2,297)

Cash Flows from Financing Activities
Proceeds from short-term bank loan	163,200	-
Proceeds from short-term loans	1,222,211	194,600
(Repayment on) proceeds from long-term loan	(3,568)	47,742
Proceeds from issuance of common stock	-	6,047,630
Issuance of stock warrants	-	5,000
Payment on finance lease liability	(5,926)	-
Net Cash Provided by Financing Activities	1,375,917	6,294,972

Net Increase (Decrease) in Cash and Restricted Cash	(334,698)	5,452,364

Cash and Restricted Cash, Beginning of Period	976,829	88,309

Foreign Currency Translation Effect on Cash	(227,817)	465,294

Cash and Restricted Cash, End of Period	$414,314	$6,005,967

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,651	$-
Cash paid during the period for interest	$3,373	$338

Non-cash Operating and Financing Activities:
Prepayment for equipment and construction in progress transferred to inventory	$-	$949,639

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Organization - Continued

The Company has not generated significant revenues, excluding non-recurring revenues in 2018 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through a public offering, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay down outstanding payables to the Company’s vendors. On March 20, 2020, the Company borrowed approximately $2.64 million (NT$80,000,000) (unaudited) under the Loans from one of the Lenders. On July 15, 2020, the Company borrowed an additional $54,440 (NT$1,600,000) (unaudited) under the Loans from the same Lender. As of August 17, 2020, $2.53 million (NT$76,000,000) (unaudited) of the Loans has been repaid. On April 16, 2020, the Company signed a loan agreement with one of its business partners, EESquare Superstore Corp. (“EESquare”) for a working capital loan of up to $1.5 million (unaudited), with an interest rate at 3.25%. As of August 17, 2020, the Company has drawn down $1,100,000 (unaudited) of the loan. On July 29, 2020, the Company filed an amendment to the Registration Statement on Form S-1, originally filed on April 30, 2020, with the Securities and Exchange Commission, or the SEC, pursuant to Section 5 of the Securities Act of 1933 to issue and sell up to €40 million (approximately $46,540,000) (unaudited) of the Company’s common stock, at a per share price to be determined. The Form S-1 is currently under SEC review. With the $20 million in Loans committed by the Lenders, the working capital loan from EESquare and expected future capital raising efforts, including the filing for upcoming registered public offering, the Company believes its working capital will be adequate to sustain its operations for the next twelve months.

On January 16, 2019, the Company completed a 1-for-5 reverse split of the Company’s authorized, issued and outstanding shares of common stock, which was completed by the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on December 26, 2018 (see Note 14). All of the references in these financial statements to authorized common stock and issued and outstanding common stock have been adjusted to reflect this reverse split.

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

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2020, and the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 and of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and of its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three-month and six-month periods are unaudited. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2020 and December 31, 2019, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 (unaudited) and $233,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $125,000 and $37,000 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the six-month period ended June 30, 2020 and for the year ended December 31, 2019.

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

For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company adopted ASU 2016-02 effective January 1, 2019.

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

The carrying amounts of the Company’s cash, accounts receivable, other receivable, accounts payable, short-term loans, accrued expense and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the six months ended June 30, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. During 2019, the Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. The application of Topic 606 (versus prior U.S. GAAP) did not have a significant impact on the Company’s comparative financial statements as presented.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the six-month periods ended June 30, 2020 and 2019, the Company incurred $0 (unaudited) and $416,231 (unaudited) of research and development costs, respectively.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to August 17, 2020, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been included in these consolidated financial statements.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures, as well as the timing of adoption.

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

NOTE 4 - Inventories

As of June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Satellite equipment for sale under construction	$4,669,297	$3,038,564
Supplies	5,253	5,230
	4,674,550	3,043,794
Allowance for inventory loss	(5,253)	(5,230)
Net	4,669,297	3,038,564
Inventory prepayment	180,710	-
Total	$4,850,007	$3,038,564

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5 - Property and Equipment

As of June 30, 2020 and December 31, 2019, the balances of property and equipment were as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	335,709	328,863
Satellite equipment	275,410	275,410
Vehicle	220,819	198,741
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,806,068	2,777,144
Accumulated depreciation	(1,143,373)	(869,747)
Net	1,662,695	1,907,397
Prepayments - land	35,861,589	35,861,589
Net	$37,524,284	$37,768,986

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $33,850,000 million as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price balance of $624,462. As of June 30, 2020 and December 31, 2019, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021.

Depreciation expense was $136,587 (unaudited) and $135,622 (unaudited) for the three-month periods ended June 30, 2020 and 2019, respectively, and $273,626 (unaudited) and $273,308 (unaudited) for the six-month periods ended June 30, 2020 and 2019, respectively.

NOTE 6 - Intangible Asset, Net

As of June 30, 2020 and December 31, 2019, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(2,310,000)	(2,062,500)
Net	$2,640,000	$2,887,500

Amortization expense was $123,750 (unaudited) and $123,750 (unaudited) for the three-month periods ended June 30, 2020 and 2019, respectively, and $247,500 (unaudited) and $247,500 (unaudited) for the six-month periods ended June 30, 2020 and 2019, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – Short-term Investment and Restricted Cash

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated from the beginning of 2020, and the Company will pay the compensation of 20,000 euros in advance by semi-annual installments at the beginning of the semi-annual period of the agreement. The liquidity agreement has a term of one year and will be renewed automatically unless otherwise terminated by either party. As of June 30, 2020, the Company purchased 5,607 shares (unaudited) of its common stock with the fair value of $97,029 (unaudited). The securities were recorded as short-term investment with unrealized loss of $60,170. The remaining cash balance was $67,744 (€60,286) (unaudited).

NOTE 8 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

Weighted-average remaining lease term	Unaudited
Operating lease	2.15 Years
Finance lease	4.35 Years
Weighted-average discount rate
Operating lease	6.00%
Finance lease	3.82%

B.	The balances of the operating and finance leases are presented as follows within the balance sheets as of June 30, 2020 and December 31, 2019:

Operating Leases

	June 30, 2020	December 31, 2019
	(Unaudited)
Right-of-use assets	$343,005	$302,602
Lease liability - current	$306,829	$322,430
Lease liability – non-current	$161,223	$-

Finance Leases

	June 30, 2020	December 31, 2019
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(7,501)	(1,569)
Property and equipment, net	$49,269	$55,201

Lease liability - current	$10,302	$9,949
Lease liability – non-current	40,721	45,199
Total finance lease liabilities	$51,023	$55,148

The components of lease expense are as follows within the statements of operations and comprehensive loss for the six-month periods ended June 30, 2020 and 2019:

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 - Operating and Finance Leases - Continued

Operating Leases

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$108,348	$128,286	$220,345	$243,995
Sublease rental income	(2,791)	-	(5,545)	-
Net lease expense	$105,557	$128,286	$214,800	$243,995

Finance Leases

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,841	$-	$5,932	$-
Interest on lease liabilities	496	-	1,012	-
Total finance lease cost	$3,337	$-	$6,944	$-

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$93,689	$83,685
Operating cash outflows from finance lease	$5,926	$-
Financing cash outflows from finance lease	$1,012	$-
Leased assets obtained in exchange for lease liabilities:
Operating leases	$261,781	$722,423

Maturity of lease liabilities:

Operating Leases

(Unaudited)
July 1, 2020 – June 30, 2021	$320,500
July 1, 2021 – June 30, 2022	89,256
July 1, 2022 – June 30, 2023	81,818
Total lease payments	491,574
Less: Imputed interest	(23,522)
Present value of lease liabilities	468,052
Current portion	(306,829)
Non-current portion	$161,223

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 - Operating and Finance Leases - Continued

Finance Leases

(Unaudited)
July 1, 2020 – June 30, 2021	$12,073
July 1, 2021 – June 30, 2022	12,073
July 1, 2022 – June 30, 2023	12,073
July 1, 2023 – June 30, 2024	12,073
July 1, 2024 – June 30, 2025	7,421
Total lease payments	55,713
Less: Imputed interest	(4,690)
Present value of lease liabilities	51,023
Current portion	(10,302)
Non-current portion	$40,721

NOTE 9 - Short-term Bank Loan

On April 16, 2020, the Company received loan proceeds in the amount of $163,200 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company used the proceeds for purposes consistent with the PPP.

NOTE 10 - Short-term Loan

On April 16, 2020, the Company signed a loan agreement with one of its business partners, EESquare Superstore Corp. (“EESquare”) for a working capital loan of up to $1.5 million (unaudited), with an interest rate at 3.25%. As of June 30, 2020, the Company has drawn down $950,000 (unaudited) under this loan agreement.

NOTE 11 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of June 30, 2020 are as follows:

Twelve months ending June 30,	(Unaudited)
2021	$12,901
2022	12,901
2023	12,901
2024	11,826
Total installment payments	50,529
Less: Imputed interest	(8,628)
Present value of long-term loan	41,901
Current portion	(9,242)
Non-current portion	$32,659

NOTE 12 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2020 and December 31, 2019, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2020, the project is still ongoing.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 - Income Taxes

Income tax expense for the three-month and six-month periods ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal	$-	$-	$-	$-
State	-	-	1,600	1,600
Foreign	11	-	1,663	1,635
Total	$11	$-	$3,263	$3,235

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(388,531)	$(409,180)	$(1,003,820)	$(1,014,950)
Net operating loss carryforwards (NOLs)	331,632	395,912	569,291	604,580
Foreign investment losses (gains)	(37,148)	67,200	98,290	183,700
Stock-based compensation expense	94,300	72,800	191,900	138,500
Amortization and depreciation expense	12,617	(12,800)	25,333	(25,600)
Accrued payroll	30,800	(149,400)	75,900	(41,800)
Unrealized exchange losses (gains)	(108,870)	22,868	(28,194)	87,267
Others	65,211	12,600	74,563	71,538
Tax expense at effective tax rate	$11	$-	$3,263	$3,235

Deferred tax assets (liabilities) as of June 30, 2020 and December 31, 2019 consist approximately of:

	June 30, 2020	December 31, 2019
	(Unaudited)
Net operating loss carryforwards (NOLs)	$7,274,000	$6,388,000
Stock-based compensation expense	1,804,000	1,549,000
Accrued expenses and unpaid expense payable	214,000	53,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(599,000)	(619,000)
Unrealized exchange losses	(147,000)	(106,000)
Others	(61,000)	(104,000)
Gross	8,553,000	7,229,000
Valuation allowance	(8,553,000)	(7,229,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,324,000 (unaudited) for the six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $13,535,000 (unaudited) and $11,314,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2020 and December 31, 2019, the Company had State NOLs of approximately $23,509,000 (unaudited) and $21,117,000 respectively, available to reduce future state taxable income, expiring in 2040 and 2039, respectively.

As of June 30, 2020 and December 31, 2019, the Company has Japan NOLs of approximately $352,000 (unaudited) and $350,000, respectively, available to reduce future Japan taxable income, expiring through 2031.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – Income Taxes - Continued

As of June 30, 2020 and December 31, 2019, the Company has Taiwan NOLs of approximately $2,413,000 (unaudited) and $1,898,000, respectively, available to reduce future Taiwan taxable income, expiring in 2030 and 2029, respectively.

As of June 30, 2020 and December 31, 2019, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2020 and December 31, 2019, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 14 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2020, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of June 30, 2020 and December 31, 2019, the restricted shares consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm common stock equal to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the Six-month periods ended June 30, 2020 and 2019, Aerkomm has not issued additional stock warrants to the service provider as payment for additional services. As of June 28, 2019, these warrants are equivalent to 4,891 shares of the Company’s common stock. On June 29, 2019, the Company settled with the service provider to cancel all these warrants with $75,000 in three installments payable on July 3, August 1, and September 1, 2019 and all three installments were paid on schedule.

In connection with the Underwriting Agreement with Boustead Securities, LLC, or Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019, the Company issued total warrants to Boustead to purchase 77,680 shares of the Company’s stock.  For the six-month periods ended June 30, 2020 and 2019, the Company recorded an increase of $389,300 and a decrease of $336,567, respectively, in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 - Significant Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Dmedia Holding LP (“Dmedia”)	Major shareholder
Well Thrive Limited (“WTL”)	Major shareholder; Sheng-Chun Chang is the President
Yuan Jiu Inc. (“Yuan Jiu”)	Shareholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Unaudited)
Inventory prepayment to:
Yuan Jiu[1]	$180,710	$-

Short-term loan from WTL[2]	$272,211	$-
Other payable to:
AATWIN[3]	$90,430	$-
Others[4]	63,299	30,971
Total	$153,729	$30,971

1.	Represents inventory prepayment paid to Yuan Jiu. On May 11, 2020, the Company entered into a product purchase agreement with Yuan Jiu to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 10% of the total amount as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement with Yuan Jiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit ($180,710) on this agreement as well.

2.	Represents short-term loan from WTL due to operational needs. The original loan amount was approximately $2.64M (NTD 80,000,000). The loan agreement will terminate on December 31, 2021. The Company has repaid $2.53M (NTD 76,000,000) of the outstanding loan amount as of August 17, 2020.

3.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000) and will be expired December 31, 2021.

4.	Represents payable to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 - Significant Related Party Transactions - Continued

b.	For the three-month and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consulting expense charged by AATWIN	$50,110	$-	$100,221	$-
Interest expense charged by WTL	9,067	-	9,067	-
Interest expense charged by Dmedia	-	1,446		1,744

Aerkomm had short-term loans from Dmedia with an annual interest rate of 3% during the six-month period ended June 30, 2019. The Company repaid the short-term loan in full on July 1, 2019.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $913,814 and $659,591 for the six-month periods ended June 30, 2020 and 2019, respectively, related to such employee stock options.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in six-month period ended June 30, 2020 and year ended December 31, 2019 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.81 - 62.26%
Expected dividends	0%
Risk-free interest rate	1.52 - 2.99%
Forfeiture rate	0 - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the six months ended June 30, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2019	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2020 (unaudited)	932,262	0.4081	0.1282

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aircom 2014 Plan for the six-month period ended June 30, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2019	85,975	$0.4963
Granted	-	-
Vested	(85,975)	0.4963
Forfeited/Cancelled	-	-
Options unvested at December 31, 2019	-	-
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Options unvested at June 30, 2020 (unaudited)	-	-

Of the shares covered by options outstanding as of June 30, 2020, 932,262 shares of stock option under 2014 Plan are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2020, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.0067	820,391	4.67	$0.0067	820,391	4.67	$0.0067
$3.3521	111,871	6.00	3.3521	111,871	6.00	3.3521
	932,262	4.83	0.4081	932,262	4.83	0.4081

As of June 30, 2020, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the six-month periods ended June 30, 2020 and 2019.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2019	283,000	$28.3867	$17.5668
Granted	436,400	5.4763	3.8452
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	719,400	14.4889	9.2431
Granted	2,000	14.2000	9.8897
Exercised	-	-	-
Forfeited/Cancelled	(18,000)	11.8067	7.3457
Options outstanding at June 30, 2020 (unaudited)	703,400	14.5567	9.2934

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six-month period ended June 30, 2020 and the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2019	171,411	$17.5341
Granted	436,400	3.8452
Vested	(267,683)	7.5460
Forfeited/Cancelled	-	-
Options unvested at December 31, 2019	340,128	7.8313
Granted	2,000	9.8897
Vested	(39,625)	13.5278
Forfeited/Cancelled	(6,625)	4.0800
Options unvested at June 30, 2020 (unaudited)	295,878	7.1644

Of the shares covered by options outstanding under the Aircom 2017 Plan as of June 30, 2020, 407,522 are now exercisable; 163,428 shares will be exercisable for the twelve-month period ending June 30, 2021; 111,100 shares will be exercisable for the twelve-month period ending June 30, 2022; and 21,350 shares will be exercisable for the twelve-month period ending June 30, 2023. Information related to stock options outstanding and exercisable at June 30, 2020, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96	327,000	9.01	$3.9600	163,500	9.01	$3.9600
$9.00	12,000	9.50	9.0000	6,000	9.50	9.0000
$11.00 – 14.20	99,400	9.18	11.4205	35,350	9.02	12.1825
$20.50 – 27.50	141,000	7.41	24.3638	115,000	7.30	25.2374
$30.00 – 35.00	124,000	7.00	34.4012	87,672	6.97	34.1531
	703,400	8.36	14.5567	407,522	8.09	17.2474

As of June 30, 2020, total unrecognized stock-based compensation expense related to stock options was approximately $1,007,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.57 years. No option was exercised during the six-month period ended June 30, 2020 and the year ended December 31, 2019.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 17 - Commitments

As of June 30, 2020, the Company’s significant commitment is summarized as follows:

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

NOTE 18 – Subsequent Event

On October 15, 2018, Aircom Telecom entered into a product purchase agreement, or the October 15th PPA, with Republic Engineers Maldives Pte. Ltd., a company affiliated with Republic Engineers Pte. Ltd., or Republic Engineers, a Singapore based, private construction and contracting company. On November 30, 2018, the October 15th PPA was re-executed with Republic Engineers Pte. Ltd. as the signing party. The Company refers to this new agreement as the November 30th PPA and, together with the October 15th PPA, the PPA. Under the terms of the PPA, Republic Engineers committed to the purchase of a minimum of 10 shipsets of the AERKOMM K++ system at an aggregate purchase price of $10 million. Additionally, under the terms of the PPA, the Executive Director of Republic Engineers, C. A. Raja, agreed to sign an agreement, or the Guarantee, to guarantee all of the obligations of Republic Engineers under the PPA. Republic Engineers had submitted a purchase order, or PO, dated October 15, 2018 for the 10 shipsets and was supposed to have made payments to Aircom Telecom against the purchase order shortly thereafter. To date, Republic Engineers has made no payments against the purchase order and the Company has not begun any work on the ordered shipsets. On July 7, 2020, Republic Engineers and Mr. Raja filed a complaint against Aerkomm, Aircom and Aircom Telecom in the Superior Court of the State of California for the County of Almeda, or the Court, seeking declaratory relief only and no money damages, alleging that the PPA and the PO were not executed or authorized by Republic Engineers and that the Guarantee was not executed or authorized by Mr. Raja. Republic Engineers and C. A. Raja have requested from the Court (i) orders that the PPA, the PO and the Guarantee be declared null and void and (ii) the payment of their reasonable attorney’s fees. On July 29, 2020, Aircom Telecom provided notice to Republic Engineers that the PPA and the PO have been terminated according to their terms as a result of the non-performance of Republic Engineers and the Failure of Mr. Raja to provide the Guarantee. Aerkomm denies the allegations in the complaint and believes that the claims filed by Republic Engineers and Mr. Raja have no merit. Aerkomm has retained special litigation counsel and intends to vigorously defend against the claims. Aerkomm does not expect that this proceeding will have a material adverse effect on its results of operations or cash flows.

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

On April 16, 2020, we signed a loan agreement with one of our business partners, EESquare Superstore Corp. for a working capital loan of up to $1.5 million, with an interest rate at 3.25%. As of August 17, 2020, we have drawn down $1,100,000 under this loan agreement.

On April 30, 2020, we filed a Registration Statement on Form S-1with the Securities and Exchange Commission, or the SEC, pursuant to Section 5 of the Securities Act of 1933, or the Securities Act, to register for sale of up to €40 million (approximately $43,192,000) of our common stock, at a per share price to be determined. On July 29, 2020, we filed an amendment to the Registration Statement to respond to certain SEC comments. The Form S-1 currently remains under SEC review.

On June 23, 2020, Aircom entered into a cooperation agreement with Telesat Leo Inc., or Telesat, a wholly owned subsidiary of Telesat Canada. Telesat is one of the world’s largest and most successful satellite operators providing critical connectivity solutions that tackle complex communications challenges. Through this agreement, Aircom and Telesat will jointly collaborate to develop a test program for the Telesat low-Earth-orbit (LEO) Network, Telesat’s network of low-earth orbit satellites for aircraft connectivity, to assess the technical and commercial viability of incorporating the Telesat LEO Network capacity into Aircom’s IFEC product portfolio and network. Aircom and Telesat will collaborate in both technical and commercial activity. The two parties’ technical collaboration is expected to include testing network performance, leveraging Telesat’s Phase 1 LEO satellite which has been in polar orbit since 2018, ensuring compatibility with existing Aircom IFEC solutions and future user terminal solutions, and end-to-end implementation within regulatory guidelines. Commercial collaboration will include optimizing business and operating models, joint presentations and information sessions with key customers and partners, and exploring a long-term joint development plan. This cooperation agreement between Aircom and Telesat is preliminary and nonbinding and subject to the negotiation and execution of a definitive agreement. Aerkomm expects that a definitive agreement will be signed, although there can be no assurance when this will happen, if at all.

On July 24, 2020, our wholly owned subsidiary in Malta, Aerkomm Pacific Ltd., or Aerkomm Malta, entered into an agreement with Airbus Interior Services relating to the Aerkomm K++ Connectivity Solution Installation on the Airbus A320 family of aircraft. This new agreement between Aerkomm Malta and Airbus Interior Services follows an agreement Aircom signed with Airbus ACJ in November 2018 pursuant to which Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards. Under the new agreement, Aerkomm Malta and Airbus Interior Services have agreed that Airbus Interior Services will provide and certify, in accordance with Airbus Design Organization Approval, a complete retrofit solution to develop EASA/FAA certified Service Bulletins, to supply related Aircraft Modification Kits, and to install the Aerkomm K++ Connectivity solution on the A320 family of commercial aircraft. This new agreement also includes Airbus support for the integration of the Aerkomm K++ System components on the aircraft, including ARINC 791 structural reinforcements and related engineering work. Additionally, Airbus Interior Services will provide support for National Airworthiness Authorities (NAA) certification as required in addition to the EASA certification, as well as on-site technical support at the Maintenance Repair Organization (MRO) base for the aircraft retrofit.

On October 15, 2018, Aircom Telecom LLC, or Aircom Telecom, a Taiwanese limited liability company and a wholly owned subsidiary of Aircom, entered into a product purchase agreement, or the October 15th PPA, with Republic Engineers Maldives Pte. Ltd., a company affiliated with Republic Engineers Pte. Ltd., or Republic Engineers, a Singapore based, private construction and contracting company. On November 30, 2018, the October 15th PPA was re-executed with Republic Engineers Pte. Ltd. as the signing party. We refer to this new agreement as the November 30th PPA and, together with the October 15th PPA, the PPA. Under the terms of the PPA, Republic Engineers committed to the purchase of a minimum of 10 shipsets of the AERKOMM K++ system at an aggregate purchase price of $10 million. Additionally, under the terms of the PPA, the Executive Director of Republic Engineers, C. A. Raja, agreed to sign an agreement, or the Guarantee, to guarantee all of the obligations of Republic Engineers under the PPA. Republic Engineers had submitted a purchase order, or PO, dated October 15, 2018 for the 10 shipsets and was supposed to have made payments to Aircom Telecom against the purchase order shortly thereafter. To date, Republic Engineers has made no payments against the purchase order and the Company has not begun any work on the ordered shipsets. On July 7, 2020, Republic Engineers and Mr. Raja filed a complaint against Aerkomm, Aircom and Aircom Telecom in the Superior Court of the State of California for the County of Almeda, or the Court, seeking declaratory relief only and no money damages, alleging that the PPA and the PO were not executed or authorized by Republic Engineers and that the Guarantee was not executed or authorized by Mr. Raja. Republic Engineers and C. A. Raja have requested from the Court (i) orders that the PPA, the PO and the Guarantee be declared null and void and (ii) the payment of their reasonable attorney’s fees. On July 29, 2020, Aircom Telecom provided notice to Republic Engineers that the PPA and the PO have been terminated according to their terms as a result of the non-performance of Republic Engineers and the Failure of Mr. Raja to provide the Guarantee. Aerkomm denies the allegations in the complaint and believes that the claims filed by Republic Engineers and Mr. Raja have no merit. Aerkomm has retained special litigation counsel and intends to vigorously defend against the claims. Aerkomm does not expect that this proceeding will have a material adverse effect on its results of operations or cashflow.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change
	2020	2019	$	%
Sales	$-	$1,599,864	$(1,599,864)	(100.0)%
Cost of sales	-	1,587,222	(1,587,222)	(100.0)%
Operating expenses	2,686,549	1,574,522	1,112,027	70.6%
Loss from operations	(2,686,549)	(1,561,880)	(1,124,669)	72.0%
Net non-operating income (expense)	565,354	(123,556)	688,910	(557.6)%
Loss before income taxes	(2,121,195)	(1,685,436)	(435,759)	25.9%
Income tax expense	-	-	-	-%
Net Loss	(2,121,206)	(1,685,436)	(435,770)	25.9%
Other comprehensive income (loss)	(571,592)	121,698	(693,290)	(569.7)%
Total comprehensive loss	$(2,692,798)	(1,563,738)	(1,129,060)	72.2%

Revenue. Our total revenue was $0 and $1,599,864 for the three-month periods ended June 30, 2020 and 2019. Our total revenue was $0 for the three-month period ended June 30, 2020 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period. Our total revenue of $1,599,864 for the three-month period ended June 30, 2019 was a non-recurring sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks as we are still developing our core business in in-flight entertainment and connectivity.

Cost of sales. Our cost of sales was $0 and $1,587,222 for the three-month periods ended June 30, 2020 and 2019. The cost of sales for the three-month period ended June 30, 2020 was $0 as we did not have any sales during the periods. The cost of sales of $1,587,222 for the three-month period ended June 30, 2019 was the cost of non-recurring sales of satellite-based mobile communication units.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,112,027 to $2,686,549 for the three-month period ended June 30, 2020, from $1,574,522 for the three-month period ended June 30, 2019. Such increase was mainly due to the increase in consulting as the result of warrant re-valuation, non-cash stock-based compensation expense, outside services, travel expense, payroll and payroll related expense and insurance expense of $700,323, $102,439, $67,389, $64,901, $55,905 and $53,828, respectively, which was offset by the decrease in amortization expense and public filing and stock transfer fees of $22,063 and $18,821. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating expense. We had $565,354 in net non-operating income for the three-month period ended June 30, 2020, as compared to net non-operating expense of $123,556 for the three-month period ended June 30, 2019. Net non-operating income in the three-month period ended June 30, 2020 represents gain on foreign exchange translation of $536,461, unrealized gain from the transactions of our liquidity contract of $20,514 and Covid-19 subsidy Aircom Japan received from Japanese government of $18,482, while net non-operating expense in the three-month period ended June 30, 2019 mainly due to the loss on foreign exchange translation of $120,504 and interest expense of $3,062, while net non-operating income in the three-month period ended June 30, 2018 includes a foreign exchange translation gain of $7,444 and net interest expense of $1,990.

Loss before income taxes. Our loss before income taxes decreased by $435,759 to $2,121,195 for the three-month period ended June 30, 2020, from a loss of $1,685,436 for the three-month period ended June 30, 2019, as a result of the factors described above.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,129,060 to $2,692,798 for the three-month period ended June 30, 2020, from $1,563,738 for the three-month period ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Change
	2020	2019	$	%
Sales	$-	$1,599,864	$(1,599,864)	(100.0)%
Cost of sales	-	1,587,222	(1,587,222)	(100.0)%
Operating expenses	4,642,594	3,622,811	1,019,783	28.1%
Loss from operations	(4,642,594)	(3,610,169)	(1,032,425)	28.6%
Net non-operating income (expense)	158,157	(455,026)	613,183	(134.8)%
Loss before income taxes	(4,484,437)	(4,065,195)	(419,242)	10.3%
Income tax expense	3,263	3,235	28	0.9%
Net Loss	(4,487,700)	(4,068,430)	(419,270)	10.3%
Other comprehensive income (loss)	(227,817)	465,294	(693,111)	(149.0)%
Total comprehensive loss	$(4,715,517)	(3,603,136)	(1,112,381)	30.9%

Revenue. Our total revenue was $0 and $1,599,864 for the six-month periods ended June 30, 2020 and 2019. Our total revenue was $0 for the six-month period ended June 30, 2020 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period. Our total revenue of $1,599,864 for the six-month period ended June 30, 2019 was a non-recurring sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks as we are still developing our core business in in-flight entertainment and connectivity.

Cost of sales. Our cost of sales was $0 and $1,587,222 for the six-month periods ended June 30, 2020 and 2019. The cost of sales for the six-month period ended June 30, 2020 was $0 as we did not have any sales during the periods. The cost of sales of $1,587,222 for the three-month period ended June 30, 2019 was the cost of non-recurring sales of satellite-based mobile communication units.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,019,783 to $4,642,594 for the six-month period ended June 30, 2020, from $3,622,811 for the six-month period ended June 30, 2019. Such increase was mainly due to the increase in consulting as the result of warrant re-valuation, non-cash stock-based compensation expense, insurance expense, accounting and audit fees, outside services and travel expense of $748,623, $254,223, $107,252, $100,228, $92,564 and $85,130, respectively, which was offset by the decrease in R&D expense, public filing and stock transfer fees and rent expense of $416,231, $50,985 and $49,120. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating expense. We had $158,157 in net non-operating income for the six-month period ended June 30, 2020, as compared to net non-operating expense of $455,026 for the six-month period ended June 30, 2019. Net non-operating income in the six-month period ended June 30, 2020 represents gain on foreign exchange translation of $215,760 and Covid-19 subsidy Aircom Japan received from Japanese government of $18,482, which was offset by the unrealized loss from the transactions of our liquidity contract of $60,170. Net non-operating expense in the six-month period ended June 30, 2019 mainly due to the loss on foreign exchange translation of $451,701 and interest expense of $3,341.

Loss before income taxes. Our loss before income taxes increased by $419,242 to $4,484,437 for the six-month period ended June 30, 2020, from a loss of $4,065,195 for the six-month period ended June 30, 2019, as a result of the factors described above.

Income tax expense. Income tax expense was $3,263 and $3,235 for the six-month period ended June 30, 2019 and 2018, respectively, mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,112,381 to $4,715,517 for the six-month period ended June 30, 2020, from $3,603,136 for the six-month period ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $414,314. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our completed public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used for) operating activities	$(1,523,935)	$(840,311)
Net cash used for investing activity	(186,680)	(2,297)
Net cash provided by financing activity	1,375,917	6,294,972
Net increase (decrease) in cash and cash equivalents	(334,698)	5,452,364
Cash at beginning of year	976,829	88,309
Foreign currency translation effect on cash	(227,817)	465,294
Cash at end of the periods	$414,314	$6,005,967

Operating Activities

Net cash used for operating activities was $1,523,935 for the six months ended June 30, 2020, as compared to $840,311 for the six months ended June 30, 2019. In addition to the net loss of $4,487,700, the increase in net cash used for operating activities during the six-month period ended June 30, 2020 was mainly due to increase in inventory of $1,811,443, which was offset by the decrease in accounts receivable of $451,130 and increase in accounts payable and accrued expense and other current liabilities of $961,610 and $1,280,837, respectively. In addition to the net loss of $4,068,430, the increase in net cash used for operating activities during the six-month period ended June 30, 2019 was mainly due to increase in accounts receivable and inventory of $1,209,964 and $386,750, respectively, offset by the increase in accounts payable and accrued expense and other current liabilities of $1,587,222 and $1,784,017, respectively.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2020 was $186,680 as compared to $2,297 for the six months ended June 30, 2019. The net cash used for investing activities for the six months ended June 30, 2020 was mainly for the purchase of trading securities of $157,756 and the purchase of property and equipment of $28,924. The net cash used for investing activities for the six months ended June 30, 2019 was mainly for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $1,375,917 and $6,24,972, respectively. Net cash provided by financing activities for the six months ended June 30, 2020 was mainly attributable to net proceeds from the borrowing of a short-term bank loan under the PPP program in the amount of $163,200 and short-term loans of $1,221,211. Net cash provided by financing activities for the six months ended June 30, 2019 was mainly attributable to proceeds from issuance of common stock of $6,047,630 and the increase in short-term loans from affiliates in the amount of $194,600.

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the six-month period ended June 30, 2020, the Company incurred a comprehensive loss of $4,715,517 and had working capital of $1,236,568 as of June 30, 2020. Currently, we have taken measures that management believes will improve our financial position by financing activities, including through our 2018/2019 public offering, short-term borrowings and other private loan commitments, including the Loans from our investors and a business partner, discussed below. With our current available cash, the $20 million in loan commitments from the Lenders, of which $5 million is immediately available while the remaining $15 million will become available only upon completion of the transfer to us of the Taiwan land parcel certificate of title, and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

Shareholders’ Loans

Two of our current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by the parcel of land (the “Land”) we purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in our subsidiary, Aerkomm Taiwan, to pay down outstanding payables to our vendors. On March 20, 2020, we borrowed approximately $2.64 million (NT$80,000,000) under the Loans from one of the Lenders. On July 15, 2020, we borrowed an additional $54,440 (NT$1,600,000) under the Loans from the same Lender. As of August 17, 2020, $2.53 million (NT$76,000,000) of the Loans has been repaid.

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

EESquare Loan

On April 16, 2020, we signed a loan agreement with one of our business partners, EESquare Superstore Corp. for a working capital loan of up to $1.5 million, with an interest rate at 3.25%. As of August 17, 2020, we have drawn down $1,100,000 under this loan agreement.

€40 Million Public Offering

On April 30, 2020, we filed a Registration Statement on Form S-1with the SEC pursuant to Section 5 of the Securities Act to register for sale of up to €40 million (approximately $46,540,000) of our common stock, at a per share price to be determined. On July 29, 2020, we filed an amendment to the Registration Statement to respond to certain SEC comments. The Form S-1 currently remains under SEC review. We cannot provide any assurance, however, that if and when this S-1 registration is declared effective by the SEC and we will be able to raise any funds under the registered offering.

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

Capital expenditures for the three months ended June 30, 2020 and 2019 were $186,680 and $2,297, respectively.

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

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the six-month periods ended June 30, 2020 and 2019, we incurred approximately $0 (unaudited) and $416,231 (unaudited) of research and development costs, respectively.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2020.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020, and further referenced below, which we are still in the process of remediating as of June 30, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2020 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on March 30, 2020.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors relating to us, please refer to our Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on July 29, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On March 20, 2020, Aircom Pacific, Inc. signed a nonbinding memorandum of understanding, or MOU, with Yuan Jiu Inc., or Yuan Jiu, a Taiwanese company, with respect to the development, manufacture and purchase of AERKOMM K++, AirCinema Cube equipment for installation on the aircraft of Hong Kong Airlines. On May 11, 2020, the Company entered into a product purchase agreement with Yuan Jiu, replacing the MOU, to purchase 100 sets of the AirCinema Cube.  The total purchase amount under this agreement was $1,807,100 and the Company paid 10% ($180,710) of the total amount as an initial deposit.  On July 15, 2020, the Company signed a second product purchase agreement with Yuan Jiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit ($180,710) on this agreement as well.

Other than disclosed above, we have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: August 17, 2020	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)