Form 10-K
period 2020-12-31
Aerkomm Inc.
filed 2021-03-24
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 00055925

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on The OTCQB Market) was approximately $81,901,661. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 9,637,051 shares of the registrant’s common stock outstanding as of March 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2020

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

Summary of Risk Factors

Our annual report should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by similar companies. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including, among others, the following:

Risks Related to Our Business

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Excluding non-recurring revenues in the second quarter of 2019 and 2018 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company;

●	An extended delay in the transfer of title to us of the Taiwan land parcel that we recently purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects;

●	If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected;

●	We may not be able to grow our business with our current airline partner or successfully negotiate agreements with airlines to which we do not currently provide our service;

●	We may experience network capacity constraints in our future operation regions and we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected;

●	We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations-oriented IFEC communications services;

●	The demand for in-flight broadband internet access service may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the U.S. or international in-flight broadband internet access market or the market acceptance for our products and services;

●	Our possession and use of personal information and the use of credit cards by our customers present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation;

●	We will source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our business by providing us with less quality content to choose from and resulting in potentially less attractive offerings for passengers; and

●	We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

Risks Relating to Our Industry

Risks and uncertainties related to our industry include, but are not limited to, the following:

●	Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry; and

●	The COVID-19 pandemic may result in a long-term contraction in the global airline industry, the bulk of which likely would be borne by carriers in the Asia-Pacific region. As a development stage IFEC service provider with an emphasis on Asia Pacific, the continuation of the coronavirus pandemic may have a material adverse effect on our business, results of operation, financial condition and stock price.

Risks Relating to Our Technology and Intellectual Property

Risks and uncertainties related to our technology and intellectual property include, but are not limited to, the following:

●	We rely on service providers for certain critical components of and services relating to our satellite connectivity network;

●	Our use of open-source software could limit our ability to commercialize our technology;

●	The satellites that we currently rely on or may rely on in the future have minimum design lives, but could fail or suffer reduced capacity before then; and

●	Satellites that are not yet in service are subject to construction and launch related risks.

Risks Relating to Ownership of our Common Stock

Risks and uncertainties related to our common stocks include, but are not limited to, the following:

●	Our common stock is quoted on the OTCQX Best Market, which may have an unfavorable impact on our stock price and liquidity;

●	Our common stock is quoted on the Professional Segment of the regulated market of Euronext Paris, which may have an unfavorable impact on our stock price and liquidity;

●	We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock;

●	Investors may experience immediate and substantial dilution; and

●	Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in Item 1A. “Risk Factors” and elsewhere in this annual report before investing in our common stocks.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly owned subsidiary of our company;

●	“Aircom HK” are to Aircom Pacific Inc. Limited, a Hong Kong company and wholly owned subsidiary of Aircom;

●	“Aircom Japan” are to Aircom Japan, Inc., a Japanese company and wholly owned subsidiary of Aircom;

●	“Aerkomm Malta” are to Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Seychelles;

●	“Aerkomm Taiwan” are to Aerkomm Taiwan Inc., a Taiwanese company and wholly owned subsidiary of our company;

●	“Aircom Seychelles” are to Aircom Pacific Ltd., a Republic of Seychelles company and wholly owned subsidiary of Aircom;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly owned subsidiary of Aircom;

●	“Beijing Yatai” are to Beijing Yatai Communication Co., Ltd., a company organized under the laws of China and a wholly owned subsidiary of Aerkomm Taiwan;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

Recent Developments

Beijing Yatai Communication Co., Ltd. (China)

On November 6, 2020, our Company completed the transfer of ownership of Beijing Yatai to Aerkomm Taiwan, a wholly owned subsidiary of our Company. Formerly, Beijing Yatai was a wholly owned subsidiary of Aircom Taiwan, a wholly owned subsidiary of Aircom Pacific, Inc. which, in turn, is a wholly owned subsidiary of the Company.

Taiwan Land Acquisition

On May 1, 2018, our Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan (the “Taiwan Land Parcel”). The Taiwan Land Parcel is expected to be used to build a satellite ground station and data center. On July 10, 2018, our Company, Aerkomm Taiwan and the Seller entered into a definitive real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company had paid to the Seller in installments refundable prepayments of $33,850,000 as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price balance of $624,462. Under the terms of the real estate sales contract for the Taiwan Land Parcel, these purchase price payments were no longer refundable as of September 30, 2020. On November 10, 2020, our Company entered into a further contract amendment (the “Amendment”) with the Seller to allow for a refund of the full purchase price of the Taiwan Land Parcel if licenses and approvals needed to transfer land title to Aerkomm Taiwan are not granted by July 31, 2021.

Private Placement Offering

On December 3, 2020, we closed a private placement offering (the “Offering”) consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bond due 2025 (the “Credit Enhanced Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds due 2025 (the “Coupon Bonds,” and together with the Credited Enhanced Bonds, the “Bonds”).

Payments of principal, premium, interest and any payments thereof in respect of the Credit Enhanced Bonds will have the benefit of a bank guarantee denominated in U.S. dollars and issued by Bank of Panhsin Co., Ltd., or Panhsin Bank, based in Taiwan. In order to obtain the guarantee from Panhsin Bank, we entered into a line of credit in the amount of $10,700,000 with Panhsin Bank. This line of credit is guaranteed by one of our shareholders and our deposit of $3,210,000 at Panhsin Bank as pledged collateral. Unless previously redeemed, converted or repurchased and canceled, the Credit Enhanced Bonds will be redeemed on December 2, 2025 at 105.11% of their principal amount and the Coupon Bonds will be redeemed on December 2, 2025 at 100% of their principal amount plus any accrued and unpaid interest. The Coupon Bonds will bear interest from and including December 2, 2020 at the rate of 7.5% per annum. Interest on the Coupon Bonds is payable semi-annually in arrears on June 1 and December 1 each year, commencing on June 1, 2021.

Unless previously redeemed, converted or repurchased and cancelled, the Bonds may be converted at any time on or after December 3, 2020 up to November 20, 2025 into shares of Common Stock of our Company with a par value US$0.001 each (such shares of Common Stock, the “Conversion Shares”). The initial conversion price for the Bonds is US$13.30 per Conversion Share and is subject to adjustment in specified circumstances. Our Company’s Common Stock is quoted for trading on the OTC Markets Group Inc. OTCQX Best Market under the symbol “AKOM” and on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”) under the symbol “AKOM” denominated in Euros on Euronext Paris. The Conversion Shares will be listed and traded on Euronext Paris. The last reported closing price of our Company’s Common Stock on Euronext Paris on November 26, 2020 was €7.45 per share and the exchange rate between U.S. dollar and Euro quoted by European Central Bank on November 26, 2020 was €1.00 = US$1.19.

The Bonds will mature on December 2, 2025 (the “Maturity Date”). Aerkomm has the option to redeem the Bonds at a redemption amount equal to the Early Redemption Amount (as defined in the Offering Memorandum) in the case of (i) and (iii) below or Early Redemption Premium Amount (as defined in the Offering Memorandum) in the case of (ii) below, as applicable, (i) in whole or in part, at any time on or after December 2, 2023 and prior to the Maturity Date, if the Closing Price (converted into U.S. dollars at the then prevailing exchange rate) of our Company’s Common Stock listed on the Euronext Paris for 20 trading days in any period of 30 consecutive trading days, the last day of which occurs not more than fifteen trading days prior to the date on which notice of such redemption is given, is greater than 130% of the Conversion Price on each applicable trading day or (ii) in whole or in part of the Bonds on the second anniversary of the issue date or (iii) where 90% or more in principal amount of the Bonds issued have been redeemed, converted or repurchased and cancelled. Holders of the Bonds may also require our Company to repurchase all or part of the Bonds on the third anniversary of the Issue Date, at the Early Redemption Amount. Unless the Bonds have been previously redeemed, converted or repurchased and canceled, Holders of the Bonds will also have the right to require our Company to repurchase the Bonds for cash at the Early Redemption Amount if an Event of Delisting (as defined in the Offering Memorandum) or a Change of Control (as defined in the Offering Memorandum) occurs.

The Bonds will contain provisions for the adjustment of the Conversion Price in the event of the occurrence of certain dilutive events, including, among other things, bonus issues to our Company’s stockholders, alterations to the nominal value of our Company’s shares, rights issues and capital distributions (including any extraordinary dividends).

The Bonds have been listed and quoted on the Singapore Exchange Securities Trading Limited, or the SGX-ST with effect from 9:00 a.m., Thursday, December 3, 2020 (Singapore time). There is currently no public market for the Bonds.

The Bonds (and the Conversion Shares to be issued upon conversion thereof) have not been and will not be registered under the United States Securities Act of 1933, as amended (the “Securities Act”) and are exclusively being offered and sold pursuant to an offering memorandum dated November 27, 2020 (the “Offering Memorandum”), outside of the United States in offshore transactions in reliance on Regulation S under the Securities Act.

Each of the Credit Enhanced Bonds and the Coupon Bonds will be represented by beneficial interests in respective permanent global certificates (the “Global Certificates”) in registered form, which will be registered in the name of a nominee for, and deposited on or about December 2, 2020, with a common depositary for Euroclear Bank SA/NV (“Euroclear”) and Clearstream Banking S.A. (“Clearstream”). Interests in the Global Certificates will be subject to certain restrictions on transfer for a period of six (6) months after the later of the commencement of the Offering and the latest closing date for the Offering. Beneficial interests in the Global Certificates will be shown on, and transfers thereof will be effected only through, records maintained by Euroclear and Clearstream and their participants. Except as described in the Offering Memorandum, certificates for the Bonds will not be issued in exchange for interest in the Global Certificates.

Yuanta Securities (Hong Kong) Company Limited (“Yuanta”) has acted as initial purchaser with respect to the offering of the Bonds and is also acting as the sole book runner and sole lead manager for the Offering. Our Company has agreed to pay Yuanta an aggregate amount of US$332,000 as management and underwriting commission and service fee being the sum of (i) 3% of the aggregate principal amount of the Credit Enhanced Bonds, (ii) 6% of the aggregate principal amount of the Coupon Bonds and (iii) a service fee in the amount of US$20,000.

We intend to primarily use the net proceeds (after deducting fees and expenses payable by us) from the Offering for the purposes of (1) conducting potential strategic investments and acquisitions, (2) building our Company’s first ground station and data center in Taiwan, (3) engaging in product development, and (4) supporting its working capital.

Underwritten Public Offering

On December 31, 2020, we completed an initial closing of a “best efforts” underwritten public offering (the “Offering”) of our common stock, par value $0.001 per share (the “Common Stock”), in which we issued and sold 96,160 shares of Common Stock at a price per share of Euro 20.50, or approximately $25.00, for gross proceeds of Euro 1,971,280, or $2,406,915. The sole underwriter for the Offering was Invest Securities SA, who has entered into a sub-placement agent agreement with Yuanta Securities (Hong Kong) Company Limited.

The material terms of the Offering are described in the prospectus, dated November 5, 2020, filed by us with the Securities and Exchange Commission (the “Commission”) on November 12, 2020, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The Offering is registered with the Commission pursuant to a Registration Statement on Form S-1, as amended (File No. 333-237942), initially filed by the Company on April 30, 2020 (the “Registration Statement”) and declared effective by the Commission on November 6, 2020.

Although the shares offered by the prospectus were registered under the Securities Act, no shares were or will be offered, sold or delivered within the United States or to U.S. persons (as defined in Regulation S under the Securities Act (“Regulation S”)), and no directed selling efforts (as defined in Regulation S) in the United States relating to the Company or the Offering will be made. The shares offered by the prospectus are only being offered, sold and delivered to non-U.S. persons (as defined in Regulation S) in offshore transactions (as defined in Regulation S) outside the United States.

Additional closings of the Offering may be held from time to time until July 5, 2021, pursuant to an extension of the underwriting agreement with Invest Securities SA signed on March 23, 2021, and can be further extended for up to an additional 45 days if the over-subscription option is exercised.

With respect to the Offering, the Company entered into a “best efforts” underwriting agreement (the “Underwriting Agreement”) with Invest Securities SA (the “Underwriter”). The Underwriting Agreement provides for the offer and sale of up to 1,951,219 shares of Common Stock on a best-efforts basis, at the public offering price of €20.50 per share, less underwriting commissions. Under the terms of the Underwriting Agreement, the underwriter is not required to sell any specific number of shares in the Offering and is under no obligation to purchase any shares in the Offering for its own account. The Company has granted the Underwriter the option for a period of 45 days to purchase up to an additional 15% of the total number of shares of Common Stock to be offered by the Company in the Offering at the public offering price, less underwriting commissions, solely to cover over-subscriptions, if any.

The Underwriting Agreement contains customary representations and warranties, agreements and obligations, closing conditions and termination provisions. The Company has agreed to indemnify the Underwriter against certain liabilities and to contribute to payments the Underwriter may be required to make because of any of those liabilities.

Aerkomm Trademark

On December 1, 2020, the United States Patent and Trademark Office (the “USPTO”) issued a Final Office Action relating to Aerkomm Inc. indicating that our US trademark application (Serial No. 88464588) for the name “AERKOMM,” which was originally filed with the USPTO on June 7, 2019, was being rejected because of a likelihood of confusion with a similarly sounding name trademarked at, and in use from, an earlier date. We are appealing this USPTO Final Office Action but there can be no guarantee that the USPTO will find on appeal in favor of us. We are actively considering changing our name and may determine to do so prior to any appeal decision by the USPTO.

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

On November 15, 2018, Aircom Taiwan acquired Beijing Yatai for CNY600,000 (approximately $87,266). The purpose of this acquisition is for Beijing Yatai is to conduct Aircom’s business and operations in China. Presently, Beijing Yatai’s primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in China as most business conducted in China requires a local registered company. Beijing Yatai is also actively seeking strategic partnerships through which Aircom may leverage its product offerings in order to provide enhanced services to prospective customers. Aircom also plans to provide local support to China-based airlines via Beijing Yatai and its future planned teleports to be located in China. On November 6, 2020, 100% ownership of Beijing Yatai was transferred from Aircom Taiwan to Aerkomm Taiwan for restructuring purpose.

On October 31, 2019, Aircom Seychelles established a new wholly owned subsidiary, Aerkomm Pacific Limited, or Aerkomm Malta, a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aircom’s business and operations and to engage with suppliers and potential airline customers both in Europe and worldwide.

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

Our principal executive offices are located at 44043 Fremont Blvd., Fremont, CA 94538. The telephone number at our principal executive office is (877) 742-3094.

Our Industry

The following discussion takes into account the negative impact on our industry and markets of the onset of the COVID-19 coronavirus which was reported to have surfaced in Wuhan, China in December 2019, to the extent that it is currently possible to quantify such impact. Although it is too early to determine the medium- and long-term impact and effect of the coronavirus and to quantitatively measure that impact and effect, there can be no certainty with respect to any of the growth projections referenced below, and we expect that, at least in the short term, the coronavirus could have a negative impact on our business prospects and the market introduction of our IFEC product offerings. See our discussion of the coronavirus in the Risk Factors section of this annual report, below.

Prior to the onset of the COVID-19 pandemic, the global in-flight entertainment and connectivity, or IFEC, market was expected to experience high growth due to factors such as aircraft expansion, increasing passenger rates, rising penetration rates, and technological advances. According to a 2019 market research report by Grand View Research, Inc.2, the IFEC market was projected to reach USD 10.5 billion by 2025, at a compound annual growth rate, or CAGR, of 10.3% from 2019 to 2025. The same market research report also predicted that the IFEC market in the Asia Pacific region was projected to grow at the highest CAGR during the forecast period, owing to increasing aircraft deliveries and rising passenger traffic in this region. This report also concluded that China was expected to be the major market in the region, owing to the reforms in their regulations and policies, innovative business models, and the development of aircraft with new technologies. The conclusions of this report and similar historical market analyses and projections are now called into question as a result of the COVID-19 pandemic and the global actions being taken to slow and stop the spread of the pandemic.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic is having a particularly adverse impact on the airline industry. The outbreak in China and throughout the world since December 2019 has led to a precipitous decrease in the number of daily departures and arrivals for domestic and international flights.

Recent Market Information

In the IATA (International Air Transportation Association) Airlines Financial Monitor dated November - December 2020, published on January 21, 2021, the following key points were highlighted:

●	The final Q3 2020 financial results show that airlines continued to suffer from very weak travel demand and burnt cash, albeit at a slower rate compared to Q2 with the help of cost cutting measures and robust cargo revenues.

●	Initial Q4 2020 earnings announcements indicate that airlines continued to burn cash as the recovery in demand stalled. However, the vaccine news makes IATA estimate that airlines could achieve cash break-even towards the end of 2021.

●	The global airline share price index rose in December 2020 but still lagged wider equity markets as the resurgence of the virus weighed on the travel demand recovery.

●	Looking forward, the widespread availability of vaccines and implementation of successful testing regimes will be key for the recovery in travel demand and airline share prices.

In general, because the future of the COVID-19 pandemic is so unpredictable, the future of airline and air traffic recovery is extremely unpredictable as well.

[2]	Grand View Research, In-flight Entertainment & Connectivity Market Analysis Report by Offering Type (IFE, IFC), By Component (Hardware, Connectivity, Content), By Aircraft Type, By Region, And Segment Forecast, 2019 – 2025.

1.	Aviation Industry

Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years. Both Airbus and Boeing had estimated that the global fleet of commercial aircraft would increase from 23,000 planes in 2019 to more than 50,000 in 2038, according to their respective 2019 reports, “Global Market Forecast report 2019 – 2038” and “Commercial Market Outlook 2019 – 2038.” The Global Market Forecast report 2019 – 2038 predicted that the increase would include 30% for aircraft replacement and 70% for growth, with Asia-Pacific accounting for 42% of deliveries.

Source: Airbus Global Market Forecast report 2019 – 2038”	Source: Boeing “Commercial Market Outlook 2019 – 2038”

Prior to COVID-19, passenger numbers were also experiencing strong growth. The International Air Transport Association (IATA) had predicted that passenger numbers could double to 8.2 billion by 2037, according to the IATA’s update “20-Year Air Passenger Forecast.” During the next two decades, this forecast anticipated a 3.5% compound annual growth rate (CAGR), leading to a doubling in passenger numbers from pre-COVID-19 levels. The pre-COVID-19 strong growth, the IATA had concluded, had been driven by an eastward shift in the aviation industry’s center of gravity, which, according to the IATA, would lead to more than half of the total number of new passengers in the next 20 years will come from the Asia Pacific region.

Although historical projections are no longer valid in the COVID-19 pandemic era, the IATA has reported, as indicated above, a beginning of an improvement in industry travel statistics. We cannot predict the future; however, the success of our business is predicated on the return to sustainability of the airlines industry and the acceptance of our IFEC product offerings which are discussed below.

2.	In-Flight Entertainment and Connectivity

Recently, there have been more than 4 billion passengers flying globally, annually, spread across 23,000 airplanes. Only approximately 25% of these airplanes are equipped to offer some form of onboard connectivity with sometimes erratic quality, slow speeds and low broadband. According to the industry’s largest poll of passenger attitudes, Inmarsat’s Inflight Connectivity Survey3, in-flight Wi-Fi is a key driver in forming customer loyalty and satisfaction among today’s airline passengers.

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

[3]	The fourth annual global Inflight Connectivity Survey published on August 7, 2018 by Inmarsat (LSE: ISAT.L), the world’s leading provider of global mobile satellite communications, in association with market research company Populus. The Inflight Connectivity Survey reflects the responses of more than 9,300 passengers from 32 countries across Europe, the Middle East, Asia Pacific, and North and Latin America, and is the largest global survey of passenger attitudes.

Currently, less than 25% of the world’s airline companies are providing some form of in-flight WiFi services through third-party providers. We believe that there is a huge market potential among the remaining unconnected airlines.

According to the Boeing Report titled “Commercial Market Outlook 2019 – 2038,” it has been projected that by the end of 2030, two-thirds of the world’s aircraft fleet will have some form of connectivity, whether through retrofit or line fit at production stage. Currently, the majority of connectivity upgrades are being done through aircraft modification as in-service aircraft are outfitted with new and high-speed systems. It is estimated that more than one thousand commercial aircraft are being upgraded annually. Eventually, more airplanes will be delivered from the production line with connectivity installed. However, whether aircraft connectivity is being carried out as a retrofit, or built into the initial aircraft production line, the evolution of IFEC technology shows that the demand for connectivity is increasing.

The Internet of Things (IOT) will also be an important enabler, to link in real time not only passenger but also core cabin components, including aircraft galleys, meal trolleys and other cabin elements. These IOT enhancements will allow simultaneous data exchange for the crew of an aircraft throughout the cabin.

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

The report based its findings on an independent forecasting model based on then current (pre-COVID-19) IATA passenger traffic data and forecasts of growth. The report predicted that, by 2035, there would be a near doubling of annual passenger numbers to 7.2 billion increasing to 7.8 billion in 2036 and 8.2 billion in 2037. The “Sky High Economics” report forecast that broadband-enabled ancillary revenue for airlines would reach an estimated $30 billion by 2035 (a figure higher that IATA’s projections for the profitability of the global airline industry in 2017). According to the report, it was projected that this expected revenue growth would create a wider overall market of $130 billion for content providers, retail goods suppliers, hotel and car suppliers and advertisers.

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

Our IFEC Solutions

Aviation

With our advanced technologies and an innovative business model, we plan to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services through both built-in in-flight entertainment systems, such as a seatback display, as well as on passengers’ personal devices including laptops, mobile telephones and tablets. We also plan to provide content management services and e-commerce solutions related to our IFEC solutions. This system will operate through Ka high throughput satellites, or HTSs.

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

We break away from this model and expect to set a new trend with our innovative business approach which, we believe, will set us apart from our competitors by our partnering with airlines and other strategic partners, such as online advertisers and content providers, to offer commercial airlines our IFEC system hardware at no cost and to airline passengers free connectivity solutions. Airlines will potentially be able to generate new revenues through participating in our revenue sharing model while passengers will not be required to pay for connectivity. We believe that, taken together, this novel approach will create an incentive for airlines to work with us, and this collaboration should act to drive up passenger usage rates. We believe that this is an innovative approach that will differentiate us from most existing market players. We currently have an agreement in place with our first commercial airliner customer, Hong Kong Airlines (discussed below).

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

According to the 2018 business aviation forecast published by Honeywell Aerospace4, during the next five years, 87% of new purchased business jets are expected to require satellite communications technology to facilitate internet connectivity. The same report states that business jet manufacturers are projected to deliver 7,700 new aircraft valued at $251 billion during the next 10 years. We believe that these statistics, as well as our own research, indicate that there is a strong demand by corporate jet owners to have high-speed internet connectivity installed on their aircraft. We do not believe, however, that corporate jet customers would generate sufficient internet traffic to make a free-service business model profitable for us. Consequently, we have modified our business model to address the limitations of this additional market.

To capitalize on this market, we plan to sell our IFEC system hardware to corporate jet owners through the Airbus Corporate Jets (ACJ) and Boeing Business Jets (BBJ) programs. In addition to selling our IFEC systems equipment, we will also sell these corporate jet aircraft owners the bandwidth required for the operation of our services, priced on a subscription plan basis. This business model would generate revenue and income directly from the sale of our IFEC hardware and related bandwidth. We already have an agreement in place with our first corporate jet and launch customer, MJet GMBH (discussed below), and we are in advanced discussion with a number of additional potential customers both directly through our corporate network and through Airbus. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

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

Our Connectivity Solutions – Ka/Ku Band Satellites

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

[4]	Avionics International, Business & General Aviation, Connectivity “Buying Trends Favorable for Satellite Connectivity”, October 14, 2018

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band.

Below is a diagram, provided by the European Space Agency, showing the variety of satellite frequency bands. The higher the frequency bands, such as Ka, the wider the bandwidth. With the variety of satellite frequency bands that can be used, designations have been developed so that they can be referred to easily.

In satellite communications, the Ka-band allows higher bandwidth communication. Ka-band high-throughput-satellite systems reuse frequency bands in spot beams for much higher system capacity and better spectrum efficiency.

Currently, there are few Ka-enabled satellites, which limits the coverage area in certain areas of the Asia-Pacific region. However, new GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band satellites are being regularly launched and this increase in satellites is expected to provide worldwide Ka-band coverage within the next few years.

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

Source: Aircom

We are actively working with other satellite providers in order to accommodate global airline routes and growing fleets. We are monitoring the satellite industry for growth in coverage, including China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region, as described in more detail below under Ku-band and GEO/LEO Hybrid Satellite Technology.

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

Other Markets (Remote Locations and Maritime)

In addition to our focus on IFEC systems for aircraft, we have begun to develop related internet connectivity systems for other markets and applications. In this regard, we have already developed two connectivity systems, one for hotels, primarily for remote locations, and one for maritime use. Both systems operate through the Ku HTSs (high throughput satellites).

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

Satellite Ground Stations and Data Centers

To provide and operate our IFEC services, we will be required to obtain a telecommunications license. To obtain this license, we will need to have access to, or the planned availability of, a satellite ground station through which we will route our IFEC communications. A telecommunications license is issued by a telecommunications authority in the country where the satellite ground station is located. We plan to build our first satellite ground station and a data center in Taiwan, to support our operations in the Asian region, and, thus, we will have to apply for a telecommunications license in Taiwan.

A ground station’s main purpose is to establish telecommunication links with satellites. IFEC systems on aircraft route their communications from a passenger’s data terminal, such as a laptop, mobile phone or other internet accessible device, via satellites and through a ground station which acts as a traffic gateway, directing the onboard IFEC originated satellite signal to terrestrial networks such as the internet and back again. The ground station will house satellite antennae and other communication equipment. Satellite antennas must be located within the coverage of the satellites being used. Ground station satellite antennas are substantial in size, generally between 20 to 30 feet (7 to 9 meters) in diameter. As we expand our operation, we expect to have multiple dish antennas connecting to various satellites. Due to the strong electromagnetic radiation emitted by the antennas, a satellite ground station must be located in rural or industrial areas and it requires a substantial setback zone around the ground station.

Since our IFEC business model will require collecting and processing large amounts of data, it will be beneficial for us to have access to a high-capacity data center for the storage and processing of big data. Such a data center should be built within the same region of, and close to, the ground station, because of synergies and technical advantages such as shorter network latency and cost savings in ground links between the ground station and data center. We expect that building our own satellite ground stations and data centers will, in the long run, create economic efficiencies and operational independence.

On July 10, 2018, we entered into a real estate sales contract with Tsai Ming-Yin, as seller, and Sunty Development Co., Ltd., as trustee, pursuant to which the parties agreed to definitive terms and conditions relating to the acquisition by Aerkomm Taiwan of a parcel of land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. The parcel consists of approximately 6.3 acres of undeveloped land and is expected to be used by us to build our first satellite ground station and data center. We completed payment of the purchase price for the Taiwan land parcel in July 2019 and our agent has received all of the necessary title transfer documentation from the seller. According to the land use laws of Taiwan, we need to submit a usage plan and to obtain the necessary license or authorization for the intended usage before we can obtain an official certificate of title for the Keelung City land parcel. To complete this process, our Taiwan-based subsidiary, Aerkomm Taiwan, will submit an application for a telecommunications license, or as it is known in Taiwan, a “Concession License for Satellite Mobile Communications Operation,” to the National Communications Commission of the Republic of China (Taiwan), the government entity responsible for regulating telecommunications in Taiwan. Following the issuance of this Concession License, Aerkomm Taiwan will file an application with the Keelung City municipality, where our Taiwan land parcel is located, for a land development license. Once we receive this development license, Aerkomm Taiwan will then be able to file an application with the Keelung City land office to receive the certificate of title to our Taiwan land parcel. Although we expect to complete this process and receive or certificate of title by sometime in the third quarter of 2021, we cannot provide any assurance of this timing. Once we receive the certificate of title, we expect to be able to mortgage the property to borrow the funds we will need to build the ground station. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete the process and receive the certificate of title to the parcel.

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

Our Contracts with Airline Partners

Airbus SAS

On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, Aircom entered into an agreement with Airbus SAS, or Airbus, pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of our “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. We expect to expand our agreement with Airbus to include other Airbus models including the Airbus A330, A340, A350 and A380 series. Airbus will apply for and obtain on our behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement (“BASA”) went into effect September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (the “CAAC”), while also ensuring high safety and environment standards, will continue to be met. With this Bilateral Agreement in place, the STC approved by EASA will be mutually accepted by the CAAC. This shall significantly reduce the cost and time required for us to launch our business with China based customers.

Pursuant to the terms of our Airbus agreement, Airbus agreed to provide Aircom with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in third quarter of 2021, although there is no guarantee that the project will be successfully completed in the projected timeframe. Once the project is completed, Aircom, or Airbus on behalf of Aircom, will be able to commence installation of the AERKOMM K++ system on aircraft in the fourth quarter of 2021.

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

Airbus Interior Services

On July 24, 2020, our wholly owned subsidiary, Aerkomm Malta, entered into an agreement with Airbus Interior Services, a wholly-owned subsidiary of Airbus. This new agreement follows the agreement that Aircom signed with Airbus on November 30 2018 pursuant to which Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards. Airbus Interior Services provides current cabin upgrade solutions for Airbus aircraft operators while bringing additional flexibility and reduced lead times to the cabin upgrade process. Pursuant to the agreement with Aerkomm Malta, Airbus Interior Services will provide and certify, via the Airbus Design Organization Approval process, a complete retrofit solution to develop EASA/FAA certified Service Bulletins, to supply related Aircraft Modification Kits and to install the Aerkomm K++ Connectivity solution on the A320 family of commercial aircraft. This new agreement also includes Airbus support for the integration of the Aerkomm K++ System components on the aircraft, including ARINC 791 structural reinforcements and related engineering work.

Airbus Interior Services will provide support for European National Airworthiness Authorities (NAA) certification as required in addition to EASA certification. Airbus Interior Services will also provide on-site technical support at the Maintenance Repair Organization (MRO) base for the first aircraft retrofit of each new customer.

We plan to install the Airbus Interior Services created Service Bulletin and Airbus kits for the AERKOMM K++ retrofit solution first on the Hong Kong Airlines fleet of 12 Airbus A320 aircraft. With this installation, Hong Kong Airlines will become Aerkomm’s first commercial airline customer.

Hong Kong Airlines

In June 2015, we entered into a master agreement with Hong Kong Airlines Limited, or Hong Kong Airlines, to install IFEC systems on-board their aircraft.

On January 30, 2020, further to the master agreement with Hong Kong Airlines, Aircom signed an agreement with Hong Kong Airlines to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ IFEC solutions. This agreement does not include Klingon as a party and Klingon is no longer involved in our contractual relationship with Hong Kong Airlines.

Under the terms of this new agreement, Aircom will provide its Ka-band AERKOMM K++ IFEC system for installation on Hong Kong Airlines’ fleet of 12 Airbus A320 and 5 Airbus A330-300 aircraft as well as its AERKOMM AirCinema system for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines will become the first commercial airliner launch customer for Aircom.

The AERKOMM AirCinema system, which Aircom is designing and implementing specifically for Hong Kong Airlines, will introduce free high-speed internet access to the seatback screens of Hong Kong Airlines’ Airbus A320 aircraft, connected via the Ka-band AERKOMM K++ IFEC system. Instead of the traditionally preloaded and fixed selection of in-flight entertainment, passengers will have access to high-speed internet steaming services for videos, music, live TV and social media. Aircom and Hong Kong Airlines will work closely together to develop the AERKOMM AirCinema system. Hong Kong Airlines will be our launch customer for this innovative seatback solution.

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

In order to install the AERKOMM K++ system on the Hong Kong Airlines aircraft, we will have to obtain local approval for the AERKOMM K++ system from the Hong Kong Civil Aviation (HKCAD). This HKCAD local approval will be based on our obtaining the Airbus Service Bulletin, which we expect to receive from Airbus, together with EASA certification, by sometime in the third quarter 2021. Once we receive the Airbus Service Bulletin and the EASA certification, jointly with the support of Airbus, we will be able to apply to the HKCAD for the required local approval.

As an interim solution for Hong Kong Airlines, until the Aerkomm K++ System can be fully retrofitted onto the Hong Kong Airlines aircraft fleet, Aircom plans to install the Aerkomm AirCinema “Cube” on Hong Kong Airlines fleet of A320 and A330 aircraft during the fourth quarter of 2021. The AirCinema Cube is a portable inflight entertainment, or IFE, box intranet server which will provide to passengers’ personal entertainment devices pre-loaded videos, news, music and games, on demand. Media content will be jointly managed by Aircom and Hong Kong Airlines and content updates will be provided regularly by Aircom.

On March 20, 2020, Aircom and Yuanjiu Inc., or Yuanjiu, a Taiwanese public company, signed a nonbinding memorandum of understanding, the Yuanjiu MOU, with respect to the development, manufacture and purchase of AERKOMM K++, AirCinema Cube equipment for installation on the aircraft of Hong Kong Airlines. On May 11, 2020, we terminated the Yuanjiu MOU and, through our Taiwan based subsidiary, Aircom Telecom, entered into a binding product purchase agreement with Yuanjiu, replacing the Yuanjiu MOU, to purchase 100 sets of the AirCinema Cube from Yuanjiu. On July 15, 2020, Aircom Telecom signed a second product purchase agreement with Yuanjiu for an additional 100 sets of the AirCinema Cube.

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

While, to date, we have been concentrating on Airbus customers in view of our existing agreement with Airbus, our current plan is to also begin marketing to Boeing aircraft customers and Boeing Business Jets (BBJ) customers, and we intend to acquire the necessary certification of our AERKOMM K++ system equipment for the different Boeing aircraft models, with a particular focus on the Boeing B737 aircraft family. We have already carried out discussions and negotiations with AKKA Technologies based in Toulouse France, which is a specialist aerospace and aviation design organization, for providing us with a Service Bulletin and Supplemental Type Certificate for the Boeing B737 family, including certification from EASA. We anticipate that we will sign an agreement with AKKA Technologies in the third quarter 2021, although we cannot guarantee this. Once an agreement is signed with AKKA, the project of developing the Service Bulletin and Supplemental Type Certificate for our AERKOMM K++ system equipment for the Boeing B737 family of aircraft and obtaining EASA certification for this aircraft line is expected to take approximately nine months.

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

Malta MOU: On February 23, 2018, Aircom entered into a nonbinding memorandum of understanding which we refer to as the Air Malta MOU, with Air Malta, a company organized under the laws of Malta, pursuant to which the parties intend to collaboratively market and provide their products and servers to passengers of the Malta-based airline fleet. Under the terms of the Air Malta MOU, the parties intend to develop, install and operate in-flight connectivity systems onboard the Malta-based airline fleet and provide related services to its passengers. We cannot assure you, however, we will be able to enter into a definitive agreement with Air Malta, or that the Malta MOU will lead to any Aerkomm product sales.

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

Telesat Cooperation Agreement: On June 23, 2020, Aircom entered into a cooperation agreement with Telesat Leo Inc., or Telesat, a wholly owned subsidiary of Telesat Canada. Telesat is one of the world’s largest and most successful satellite operators providing critical connectivity solutions that tackle complex communications challenges. Through this agreement, Aircom and Telesat will jointly collaborate to develop a test program for the Telesat low-Earth-orbit (LEO) Network, Telesat’s network of low-earth orbit satellites for aircraft connectivity, to assess the technical and commercial viability of incorporating the Telesat LEO Network capacity into Aircom’s IFEC product portfolio and network. Aircom and Telesat will collaborate in both technical and commercial activity. The two parties’ technical collaboration is expected to include testing network performance, leveraging Telesat’s Phase 1 LEO satellite which has been in polar orbit since 2018, ensuring compatibility with existing Aircom IFEC solutions and future user terminal solutions, and end-to-end implementation within regulatory guidelines. Commercial collaboration will include optimizing business and operating models, joint presentations and information sessions with key customers and partners, and exploring a long-term joint development plan. This cooperation agreement between Aircom and Telesat is preliminary and nonbinding and subject to the negotiation and execution of a definitive agreement. Aerkomm expects that a definitive agreement will be signed, although there can be no assurance when this will happen, if at all.

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

Our Competition

Our key competitors include Gogo Inc., which has the largest installed base in the IFEC market mainly via air-to-ground technology, L-band connectivity services which provide a passenger-paid system of connectivity solutions and wireless in-flight entertainment services, and Panasonic Avionics Corp., which provides IFEC hardware and solutions via L-band and Ku-band technology. Other competitors include Global Eagle Entertainment, Inc., SITAONAIR, Panasonic, Zodiac Aerospace and Honeywell, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanisms used by us or our competitors, the IFEC industry is expected to continue to face capacity constraints and unique technology challenges, which are expected to increase due to historically projected increased demand for in-flight Internet.

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

Ku-band and GEO/LEO Hybrid Satellite Technology

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band. Currently, there are few Ka-enabled satellites and as a result, the coverage area in the Asia-Pacific region is limited. However, new GEO (Geostationary Earth Orbiting) and LEO (Low Earth Orbiting) Ka-band satellites are being regularly launched and this should provide worldwide Ka band coverage over the next few years. See our discussion above relating to the Telesat cooperation agreement to address our LEO IFEC integration solution.

Our Growth Strategy

We will strive to become a leading provider of IFEC solutions by pursuing the following growth strategies:

●	Launch and increase number of connected aircraft. As of the date of this annual report, we have not provided our services on any corporate jets or commercial aircraft. However, we now have the following delivery contracts in place:

■	On June 11, 2019, we converted a General Terms Agreement with MJet GMBH, a corporate jet owner operating an Airbus ACJ A319 based in Austria, into a definitive agreement with MJet, and on June 12, 2019 MJet placed a first purchase order with Aircom. As discussed in more detail above, MJet will be our launch customer for the first planned installation of our AERKOMM K++ system expected to be ready for installation by first quarter of 2021. The installation will enable us to commence a rollout of sale and installation of our IFEC equipment and services to other aircraft.

■	On January 30, 2020, Aircom signed an agreement with Hong Kong Airlines to provide this airline with both our Aerkomm AirCinema and AERKOMM K++ In-Flight Entertainment and Connectivity solutions. Under the terms of this agreement as discussed in greater detail above, Aircom will provide to Hong Kong Airlines its Ka-band AERKOMM K++ IFEC system for installation on its fleet of twelve Airbus A320 aircraft and five Airbus A330-300 aircraft, as well as the AERKOMM AirCinema system being designed and produced specifically for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines will become the first commercial airliner launch customer for Aircom.

To further our growth strategy, we plan to:

■	leverage our creative business model and IFEC system to cost-effectively equip corporate jets and commercial aircraft;

■	increase the number of to be equipped aircraft, targeting full-fleet availability of our IFEC equipment and services for our current and future airline partners;

■	pursue global growth opportunities by leveraging our broad and innovative technology platform and technical expertise; and

■	offer attractive business models to our corporate jet and airline partners, giving them the flexibility to determine the connectivity solutions that meet the unique demands of their businesses.

●	Increase passenger use of connectivity. We believe that in-flight Internet connectivity has become a necessary utility rather than a novelty because most passengers are trying to remain “connected” while travelling. This trend is evident from the increasing data usage on mobile phones. However, the traditional business model is structured to charge as much as possible for high-end in-flight connectivity services offered to a very small number of people. Such business logic has resulted in the in-flight connectivity option acquiring the reputation of being “pricey” and “only for business travelers whose employers will pay for it.” With a focus on catering to only a small number of people in a narrow market niche, our competitors are paying less attention to an innovative business model that can encourage a wider, broad-based usage of in-flight connectivity services. We believe that certain providers of existing in-flight connectivity services discourage in-flight usage because they believe such usage will increase their overhead expenses without generating additional profit. Due to this business model and the small amount of revenue generated from currently available connectivity services, airlines have considered in-flight connectivity as a “service” to passengers provided at their expense. Under this thinking, in-flight connectivity is a “cost center” from which airlines do not expect to generate profit. We believe that the value of a networking system grows exponentially with its usage and it is a waste of resources to build a networking system to be utilized only by a narrow niche market. Therefore, our business model encourages usage of our in-flight connectivity services on a much broader basis. In order to encourage such broader usage, we plan to offer our in-flight connectivity services to passengers in all travel classes for free, while we generate revenue from add-on services that will tie together passengers’ connectivity and usage. Thus, with our business model, we plan to create connectivity-friendly aircraft cabins to provide free on-board internet connectivity for passengers, and to generate revenue through the sale of advertising commercials, banner advertising, in-app purchases, in-game purchases and other related in-flight transactions. We believe that our business model, under which neither airlines nor passengers will be required to pay for basic products or services, will create an incentive for the airlines to work with us and will drive passenger usage rates.

●	Expand satellite network coverage. We will continue to expand our global satellite network coverage through the purchase of additional Ka-band capacity, and to seek to install our satellite solutions into multiple aircraft, while continuing to invest in research and development relating to satellite antennas and modem technologies. We are actively working with satellite providers such as Telesat to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region. We are also in discussions with Kacific Broadband Satellites Group (Kacific), which is a satellite operator providing high-speed broadband internet service for the South East Asia and Pacific Islands region. Its first Ka-Band HTS satellite, Kacific 1, was designed and built by Boeing and launched into geostationary orbit atop a SpaceX launch vehicle on 16th December 2019, in order to purchase Ka broadband capacity.

●	Expand satellite-based services to other markets. We anticipate expanding our satellite-based connectivity services to remote area hotels and resorts, maritime and cruise lines, high-speed railways, 4G/5G backhauling, and converged triple-play services in remote communities. We believe that there is substantial potential for expansion internationally into these new markets. Future business prospects will be evaluated on a case-by-case basis by weighing the projected revenue from advertising fees and e-commerce revenue shares against the projected operating and capital expenditures of satellite coverage, bandwidth and operations. Our existing business model could be applied to high-speed railways and cruise lines, both of which have a sufficient passenger base for the service to be viable. High-speed railways in China sit under existing, available Ka satellite coverage areas that are not served by 4G/LTE mobile networks, providing a unique opportunity for the delivery of connectivity services. High-speed railways in other regions of Asia present similar opportunities. Remote communities in Asia lack a telecom infrastructure, partly due to geographical limitations, for example, the islands of the Philippines and Indonesia are spread out over a vast geographic area. Satellite-based communications and mesh network technology make triple play services possible for the delivery of live TV broadcasting, videos, and telecom services to these regions.

Employees

As of the date of this annual report, we had a total of 35 employees, 32 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Operations	9
Sales and Marketing	9
Research and Development	5
General and Administrative	12
Total	35

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

We plan to collect personally identifiable information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to, for example, consummate their purchase transaction, to customize and personalize advertising and content for our users and to enhance the entertainment options when using our service. Our collection and usage of such information is intended to comply with our privacy policy, which is posted on our website, applicable law, our contractual obligations with third parties and industry standards, such as the Payment Card Industry Data Security Standard. We are also subject to state “mini-FTC Acts,” which also prohibit unfair or deceptive acts or practices, along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. Congress has also been considering similar federal legislation relating to data breaches. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

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

Excluding non-recurring revenues that we earned from affiliates in the second quarter of fiscal 2019 and 2018, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

Our company is in the development stage and has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our company and our core business are in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. We plan to launch our services in the last quarter of 2021, initially in Europe with our launch customer MJet. The limited operating history of our business may make it difficult to accurately evaluate the business and predict its future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our service. If we do not address any of the foregoing risks successfully, our business will be harmed.

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

In July 2019, we completed payment of the NT$1,098,549,407, or US$35,861,589, purchase price for our acquisition of approximately 6.3 acres of undeveloped land (which we refer to as the Taiwan land parcel) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Our agent has received all of the necessary title transfer documentation from the seller however, according to the land use law of Taiwan, we need to first, obtain a telecommunications license in Taiwan, then second, submit a usage plan to the local land office and to obtain the necessary development license or authorization for the intended usage before we can obtain an official certificate of title. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete this process and receive the certificate of title to the parcel. Although we currently expect to complete the entire process and receive or certificate of title by sometime in the third quarter of 2021, we cannot provide any assurance of this timing. Once title to the Taiwan land parcel is transferred to us, we expect to lease a portion of the land parcel, pursuant to the terms of an existing binding memorandum of understanding, to a Samoa based telecom company who will use the land for their own satellite ground station and to mortgage the land to be able to raise funds to build our first satellite ground station and data center. If there is an extended delay in the transfer of the Taiwan land parcel title to us, our agreement with the Samoa telecom company may be terminated and we may not be able to raise the funds needed to build our ground station in a timely fashion. Either or both of these eventualities could have a negative impact on our business plans, prospects and future results of operations.

If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected.

On January 19, 2016, January 29, 2016, June 16, 2016, October 28, 2017, March 7, 2018 and March 20, 2020, we entered into the Yahoo MOU, the LeTV MOU, the India MOU, the Malta MOU, the Airbus MOU and the Yuanjiu MOU, respectively. These MOUs are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. For more information related to these MOUs, please refer to the section “Our Contracts with Airline Partners.” Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. The Yahoo MOU and LeTV MOU expired in January 2018. We are in the process of negotiating to extend the Yahoo MOU. We do not intend to extend the LeTV MOU. The Yuanjiu MOU has been terminated and superseded by a definitive agreement (discussed below). There can be no assurance that we will be able to extend the expired MOUs or enter into such definitive agreements or receive the required governmental approvals. If for whatever reason the transactions contemplated by the MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

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

In addition to these U.S. agencies, we are also subject to regulation by foreign government agencies that choose to assert jurisdiction over us as a result of the service we provide on aircraft that fly international routes. Adverse decisions or regulations of these U.S. and foreign regulatory bodies could negatively impact our operations and costs of doing business and could delay the roll-out of our services and have other adverse consequences for us. Our ability to obtain certain regulatory approvals to offer our services internationally may also be the responsibility of a third party, and, therefore, may be out of our control. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

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

Our Investment in Yuanjui Inc. could result in losses to us.

On December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of YuanJiu Inc. for approximately $5 million, for business purposes in Taiwan relating to local operations. YuanJiu is a listed company on the Taiwan Stock Exchange and a local business partner of ours. Although we are purchasing these shares as a long term investment, the shares are currently restricted. If we determine that we need to sell these shares to raise funds for other business purposes, there may not be an immediate buyer and we may have to sell the shares at a loss. This could have a negative effect on our income statement and our ability to raise funds when needed.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Currency risks essentially arise from the fact that sales to customers and purchasing are affected in one currency while fixed costs are incurred in other currencies. If necessary, we will engage in hedging transactions to counteract direct currency risks. However, we cannot always guarantee that all currency risks will have been hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. We therefore cannot fully preclude negative foreign currency effects in the future - some of which might be substantial - due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments.

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

The COVID-19 pandemic may result in a long-term contraction in the global airline industry, the bulk of which likely would be borne by carriers in the Asia-Pacific region. As a development stage IFEC service provider with an emphasis on Asia Pacific, the continuation of the coronavirus pandemic may have a material adverse effect on our business, results of operation, financial condition and stock price.

On January 30, 2020, the World Health Organization, or WHO, declared the coronavirus outbreak in China a public health emergency of international concern and on March 11, 2020, the WHO declared the outbreak a pandemic. In recent months, coronavirus cases have surged outside of China, spreading throughout the world. Given the high public health risks associated with the disease, governments around the world have imposed various degrees of travel and gathering restrictions and other quarantine measures. The coronavirus outbreak is currently having an indeterminable adverse impact on the global economy.

The coronavirus has a particular adverse impact on the airline industry. The outbreak in China and throughout the world since December 2019 has led to a precipitous decrease in the number of daily departures and arrivals for domestic and international flights. According to the International Air Transport Association (IATA) Airlines Financial Monitor dated November – December 2020, published on January 21, 2021, 1) the final Q3 2020 financial results show that airlines continued to suffer from very weak travel demand and burnt cash, albeit at a slower rate compared to Q2 with the help of cost cutting measures and robust cargo revenues; 2) initial Q4 2020 earnings announcements indicate that airlines continued to burn cash as the recovery in demand stalled. However, the vaccine news makes IATA estimate that airlines could achieve cash break-even towards the end of 2021; 3) The global airline share price index rose in December 2020 but still lagged wider equity markets as the resurgence of the virus weighed on the travel demand recovery; 4) Looking forward, the widespread availability of vaccines and implementation of successful testing regimes will be key for the recovery in travel demand and airline share prices. As travel demand is expected to recover only gradually, airlines will likely remain cautious regarding capacity increases.  IATA expects domestic aviation markets will recover faster than international markets. Of course, there can be no guarantees that an industry recovery will continue or be sustained or that a resurgence of the coronavirus pandemic will not reverse recent gains made in the airlines industry.

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

Our use of open-source software could limit our ability to commercialize our technology.

Open-source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open-source licenses require as a condition of use that proprietary software that is combined with licensed open-source software and distributed must be released to the public in source code form and under the terms of the open-source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to (i) release the source code of certain of our proprietary software to the public, including competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

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

Risks Relating to Ownership of our Common Stock

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

Since July 23, 2019, our common stock has also been listed on the Professional Segment of the regulated market of Euronext Paris under the symbol “AKOM”. The Professional Segment of the regulated market of Euronext Paris is a significantly more limited market than the regulated market of Euronext Paris (Compartment A, B or C). The quotation of our shares on the Professional Segment of the regulated market of Euronext Paris may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Sales of substantial amounts of our common stock in the public market after our public offering declared effective by the SEC on November 6, 2020, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Following the public offering, we will have approximately 11,492,110 shares of common stock outstanding (assuming the maximum of 1,951,219 shares are sold in the offering) or 11,784,793 shares of common stock outstanding (assuming the over-subscription amount is exercised in full). All of the shares of common stock to be sold in the public offering will be freely tradable without restriction or further registration under the federal securities laws. The remaining shares will be subject to restrictions on resale under U.S. securities laws.

Our board of directors has broad discretion to issue additional securities and any such issuance may cause substantial dilution to our stockholders.

We are entitled under our articles of incorporation to issue up to 90,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of the date of this annual report, we have issued and outstanding 9,637,051 shares of common stock, no shares of preferred stock, and we have 2,000,000 shares of common stock reserved for issuance under our 2017 Equity Incentive Plan, of which 360,401 shares remain available for issuance. As of March 23, 2021, we had no shares of preferred stock issued and outstanding. Accordingly, at the date of this annual report, we could issue up to 78,289,207 additional shares of common stock (including shares reserved under our 2017 Equity Incentive Plan) and 50,000,000 shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

General Risk Factors

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

Aircom currently leases approximately 4,958 square feet of space at the Fremont, CA address, comprised of administrative offices, from Global Venture Development, LLC, which lease expires on May 31, 2023. We pay a monthly base rent of $7,438.

Aircom Japan leases approximately 78 square meters of space at our Japan office. The lease expires in June 2022 and the monthly lease payment is approximately $3,102. Aircom Japan also leases additional space at a cost of approximately $1,391 per month.

Aircom HK leases approximately 2,300 square feet of space at our Hong Kong office. The lease expires on June 27, 2022 and the monthly lease payment is $3,829. Aircom HK also leases warehouse from the same landlord at a cost of approximately $450 per month.

Aerkomm Malta leases approximately 150 square meters of space at our Malta office. The lease expires on December 31, 2020 and the monthly lease payment is €2,000. The lease was renewed on December 6, 2020 for a further period of one year under the same conditions.

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

On June 20, 2018, we entered into the Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, we paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, we filed an arbitration action with the ShenZhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of our RMB 8 million payment to Yihe. We received notice from the Arbitration Court on October 16, 2020 of receipt of our arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration. We intend to aggressively pursue this matter.

On December 1, 2020, the United States Patent and Trademark Office (the “USPTO”) issued a Final Office Action relating to Aerkomm Inc. indicating that our US trademark application (Serial No. 88464588) for the name “AERKOMM,” which was originally filed with the USPTO on June 7, 2019, was being rejected because of a likelihood of confusion with a similarly sounding name trademarked at, and in use from, an earlier date. We are appealing this USPTO Final Office Action but there can be no guarantee that the USPTO will find on appeal in favor of us. We are actively considering changing our name and may determine to do so prior to any appeal decision by the USPTO.

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

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Invest Securities SA, dated September 9, 2019. The liquidity agreement complies with applicable laws and regulations in France. The liquidity agreement authorizes Invest Securities SA to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. The balance of liquidity account is classified in other non-current financial assets in our statement of financial position. At March 23, 2021, 11,402 shares of our common stock were in the liquidity account. The liquidity agreement has a term of one year and will be renewed automatically unless otherwise terminated by either party.

Approximate Number of Holders of Our Common Stock

As of March 23, 2021, there were approximately 27 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company’s financial condition as of December 31, 2020, and its results of operations for the years ended December 31, 2020 and 2019.

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

To complement and facilitate our planned IFEC service offerings, we intend to build satellite ground stations and related data centers within the geographic regions where we expect to be providing IFEC airline services. We have purchased a 6.36 acre parcel of land in Taiwan where we expect to build our first ground station. We are currently waiting for the title to this Taiwan land parcel to be transferred to us and once that process is completed, we intend to mortgage the property to finance the cost of the first ground station construction.

Our total sales were $0 and $1,599,864 for the years ended December 31, 2020 and 2019. Our total sales of $1,599,864 for the year ended December 31, 2019 consisted of a non-recurring sale of compact adaptors for smartphones that allows a user to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks.

The COVID-19 Pandemic Expected Impact on Aerkomm’s Business

Although we cannot predict with any degree of certainty the long-term impact on our business of the COVID-19 pandemic, we do not expect that the COVID-19 pandemic will have a material adverse effect on our business in 2020, in view of the fact that Aerkomm is a development stage company. Consequently, we do not have any contractual agreements with airlines that would result in a decrease or complete halt in revenue generation due to the grounding of aircraft and reduction in aircraft fleets and new aircraft purchases. Additionally, because we do not currently have any operational IFEC systems, we are not generating any recurrent operational expenses with satellite companies that provide bandwidth connectivity for operational IFEC systems. We expect that we will acquire certification of our Aerkomm K++ System by the third quarter of 2021, and we are currently targeting the commencement of the initial installations of our Aerkomm K++ System by the end of the fourth quarter of 2021, although these target dates could get pushed back due to various factors, including the ongoing impact of the COVID-19 pandemic. While according to the current IATA data, the recovery in 2021 is expected to be slow, this could work to our advantage as it will provide the opportunity to have more aircraft on the ground available for the retrofit installation of our Aerkomm K++ System equipment. That is, we will not have to wait for a prospective airline customer to cycle through its scheduled grounding of aircraft for major maintenance checks to be able to install our K++ System retrofit solution. Of course, there can be no assurance that a grounded airline fleet would make it more probable that an airline company would contract for our Aerkomm K++ System installation.

Because under our innovative business model we will be providing the AERKOMM K++ System free of charge to commercial airlines, we believe that the COVID-19 economic environment may provide us with a competitive advantage in relation to airlines that need to upgrade IFEC solutions to better serve their passengers, but because of drastically reduced revenues, will not be able to afford to purchase IFEC equipment in the foreseeable future. Additionally, as the impact of the COVID-19 pandemic begins to become more manageable and air travel begins to increase once again, airlines will need to attract passengers. Our revenue sharing model may incentivize airlines to install our AERKOMM K++ System in expectation that they may be able to generate additional revenues from passengers who will not be required to pay for connectivity.

With respect to our AirCinema Cube (discussed in more detail below), which we are developing exclusively for installation on Hong Kong Airlines aircraft and which is expected to be ready for installation by the third quarter of 2021, we believe we will still be able to begin installations on schedule. However, due to the COVID-19 pandemic, even if we can install the AirCinema Cube on schedule, revenue from the AirCinema Cube will, most likely, be delayed until the fleet of Hong Kong Airlines re-commences its full schedule which, we expect, will be late in the fourth quarter of 2021.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

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

The discussion below relates to our two fiscal years ended on December 31, 2020 and 2019.

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth key components of our results of operations during the years ended December 31, 2020 and 2019.

	Years Ended December 31,		Change
	2020	2019	$	%
Sales	$-	$1,599,864	$(1,599,864)	(100.0)%
Cost of sales	-	1,587,222	(1,587,222)	(100.0)%
Operating expenses	8,335,598	8,569,231	(233,633)	(2.7)%
Loss from operations	(8,335,598)	(8,556,589)	220,991	(2.6)%
Net non-operating income (expense)	(773,262)	580,281	(1,353,543)	(233.3)%
Loss before income taxes	(9,108,860)	(7,976,308)	(1,132,552)	14.2%
Income tax expense	3,286	3,251	35	1.1%
Net Loss	(9,112,146)	(7,979,559)	(1,132,587)	14.2%
Other comprehensive loss	(1,272,589)	(602,603)	(668,986)	111.0%
Total comprehensive loss	$(10,383,735)	$(8,582,162)	$(1,801,573)	21.0%

Revenue. Our sales were $0 the years ended December 31, 2020, as compared to the $1,599,864 for the year ended December 31, 2019. Our total revenue for the year ended December 31, 2020 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale. Our total revenue of $1,599,864 for the year ended December 31, 2019 consisted of a non-recurring sale of compact adaptors for smartphones that allows a user to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $1,587,222 for the years ended December 31, 2020 and 2019, respectively. The cost of sales for the year ended December 31, 2020 was $0 as we did not have any sales during the periods, while the cost of sales for the year ended December 31, 2019 represents the cost of non-recurring sales of satellite-based mobile communication units.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $233,633, or 2.7%, to $8,335,598 for the year ended December 31, 2020, from $8,569,231 for the year ended December 31, 2019. Such decrease was mainly due to the decrease in stock-based compensation expense, research and development cost, legal expense and amortization expense in the amount of $645,099, $416,230, $212,748 and $52,066, respectively, which was offset by the increase in consulting expense, outside service expense, insurance expense and payroll and related expenses in the amount of $433,888, $254,796, $226,632 and $164,522, respectively.

Net non-operating income (expense). We had $773,262 in net non-operating expense for the year ended December 31, 2020 as compared to $580,281 in net non-operating income for the year ended December 31, 2019. Net non-operating expense for the year ended December 31, 2020 primarily consisted of net interest expense of $39,494, other loss of $1,155,623 due to a loss from allowance for other receivable (as explained under the Legal Proceedings section below), unrealized loss from investments of $868,064 and gain on foreign exchange of $1,088,672, Covid-19 government subsidy of $38,763 received by Aircom Japan and $15,085 received by Aircom HK and forgiveness of PPP Loan of $163,200 received by Aircom . Net non-operating expense for the year ended December 31, 2019 primarily consisted of interest expense of $4,207 and gain on foreign exchange of $586,040.

Loss before income taxes. Our loss before income taxes is $9,108,860 for the year ended December 31, 2020 as compared to the loss before income taxes for the year ended December 31, 2019 of $7,976,308, an increase of $1,132,552, or 14.2%, as a result of the factors described above.

Income tax expense (benefit). Income tax expense decreased by $35 to $3,286 for the year ended December 31, 2020, from an income tax expense of $3,251 for the year ended December 31, 2019. The income tax expenses were mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,801,573, or 21.0%, to $10,383,735 for the year ended December 31, 2020, from $8,582,162 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $584,591 and restricted cash of $3,210,000. To date, we have financed our operations primarily through cash proceeds from financing activities, including from our 2018/2019 and 2020 public offering, issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Years Ended December 31,
	2020	2019
Net cash used for operating activities	$(1,912,091)	$(8,729,319)
Net cash used for investing activity	(5,376,667)	(692,063)
Net cash provided by financing activity	11,378,109	10,912,505
Net increase in cash	4,089,351	1,491,123
Cash and restricted cash at beginning of year	976,829	88,309
Foreign currency translation effect on cash and restricted cash	(1,271,589)	(602,603)
Cash and restricted cash at end of year	$3,794,591	$976,829

Operating Activities

Net cash used for operating activities was $1,912,091 for the year ended December 31, 2020, as compared to $8,729,319 for the year ended December 31, 2019. In addition to the net loss of $9,112,146, the increase in net cash used for operating activities during the year ended December 31, 2020 was mainly due to the increase in inventory of $2,172,863, offset by the decrease in accounts receivable, decrease in prepaid expenses, increase in accounts payable, accrued expenses, other payable – related parties and other payable - others of $451,130, $1,345,956, $961,610, $886,319, $420,215 and $1,311,246, respectively. In addition to the net loss of $7,979,559, the increase in net cash used for operating activities during the year ended December 31, 2019 was mainly due to increase in inventory and prepaid expenses, decrease in accounts payable and other payable – others of $2,143,550, $1,435,164, $1,120,245 and $779,849, respectively, offset by the decrease in accounts receivable and temporary deposit – related parties of $1,293,870 and $100,067, respectively.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2020 was $5,376,667 as compared to $692,063 for the year ended December 31, 2019. The net cash used for investing activities for the year ended December 31, 2020 was mainly due to the prepayment on long-term investment of $5,027,600, purchase of trading securities of $233,174, prepayment for equipment of $86,617 and purchase of property and equipment of $29,276. The net cash used for investing activities for the year ended December 31, 2019 was mainly due to the $624,462 final payment toward the purchase of a parcel of land to build our first satellite ground station and data center (the “Land”). We also used $67,601 for the purchase of property and equipment.

Our $5,027,600 prepayment on long-term investment was made to purchase 6,000,000 restricted shares of Yuanjiu, one of our business partners and a related party. This purchase was made for business purposes in Taiwan relating to local operations.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $11,378,109 and $10,912,505, respectively. Net cash provided by financing activities for the year ended December 31, 2020 was mainly attributable to the net proceeds from issuance of common stock of $1,667,080, net proceeds from issuance of convertible bonds of $9,218,094 and proceeds from short-term loan – related party of $527,066. Net cash provided by financing activities for the year ended December 31, 2019 was mainly attributable to net proceeds from the issuance of common stock from our public offering and the borrowing under a long-term loan in the amounts of $10,810,688 and $45,469, respectively.

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

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by a parcel of our Taiwan land parcel which we have recently purchased. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are now waiting for title to the Taiwan land parcel to be transferred to us pending the completion of a local governmental land office re-titling process. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. As of the date of this annual report, we have not drawn down any portion of the Loans.

On July 10, 2018, in conjunction with our agreement to acquire the Taiwan land parcel, we entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price of the Taiwan land parcel, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. Under the terms of the initial with MIGL, we agreed to pay this commission no later than 90 days following payment in full of the Taiwan land parcel purchase price. On May 9, 2019, we amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2020. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission was due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than December 31, 2021.

On December 3, 2020, the Company closed a private placement offering (the “Bond Offering”) consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bond due 2025 (the “Credit Enhanced Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds due 2025 (the “Coupon Bonds,” and together with the Credited Enhanced Bonds, the “Bonds”).

Payments of principal, premium, interest and any payments thereof in respect of the Credit Enhanced Bonds will have the benefit of a bank guarantee denominated in U.S. dollars and issued by Bank of Panhsin Co., Ltd., based in Taiwan. Unless previously redeemed, converted or repurchased and canceled, the Credit Enhanced Bonds will be redeemed on December 2, 2025 at 105.11% of their principal amount and the Coupon Bonds will be redeemed on December 2, 2025 at 100% of their principal amount plus any accrued and unpaid interest. The Coupon Bonds will bear interest from and including December 2, 2020 at the rate of 7.5% per annum. Interest on the Coupon Bonds is payable semi-annually in arrears on June 1 and December 1 each year, commencing on June 1, 2021. Unless previously redeemed, converted or repurchased and cancelled, the Bonds may be converted at any time on or after December 3, 2020 up to November 20, 2025 into shares of Common Stock of the Company with a par value US$0.001 each (such shares of Common Stock, the “Conversion Shares”). The initial conversion price for the Bonds is US$13.30 per Conversion Share and is subject to adjustment in specified circumstances. Please refer to our Current Report on Form 8-K filed with SEC on December 4, 2020.

On December 31, 2020, we entered into an underwriting agreement (the “Underwriting Agreement-Invest Securities”) with Invest Securities SA (“Invest-Securities”) in connection with the public offering (“2020/2021 Offering”), issuance and sale of up to 1,951,219 shares of the Company’s common stock on a best-efforts basis at the public offering price of €20.50 (approximately $25.07) per share, less underwriting discounts, for up to a maximum of €40 million (approximately $48.9 million). As of December 31, 2020, pursuant to the Underwriting Agreement-Invest Securities, we had completed our first closing and issued an aggregate of 96,160 shares of common stock for gross proceeds of €1.97 million (approximately $2.41 million), or net proceeds of €1.4 million (approximately $1.7 million).

The Company has not generated significant revenues, excluding non-recurring revenues in 2019 and 2020, and will incur additional expenses as a result of being a public reporting company. Currently, we have taken measures that management believes will improve our financial position by financing activities, including having successfully completed our 2018/2019 public offering and Bond Offering, ongoing 2020/2021 Offering, short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

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

Capital expenditures for the years ended December 31, 2020 and 2019 were $349,067, and $635,293, respectively.

We anticipate an increase in capital spending in fiscal year 2021 and estimate that capital expenditures will range from $10 million to $40 million as we will begin airborne equipment installations and continue to execute our expansion strategy.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Concentrations of Credit Risk

Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2020 and 2019, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $233,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,514,000 and $37,000 as of December 31, 2020 and December 31, 2019, respectively.

We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

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

We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2020 and 2019.

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

For the leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We adopted ASU 2016-02 effective January 1, 2019.

 Goodwill and Purchased Intangible Assets

Our goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of net assets acquired from acquisition of subsidiaries. We tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. Our long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2020 and 2019.

Revenue Recognition

During 2019, we adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, we identify a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Our revenue for the year ended December 31, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2020 and 2019, the Company incurred $0 and $416,231 of research and development costs, respectively.

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

We follow FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. We file income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2016. We believe that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. We do not expect unrecognized tax benefits to change significantly over the next twelve months.

Our policy for recording interest and penalties associated with any uncertain tax positions is to record such items as a component of income before taxes. Penalties and interest paid or received, if any, are recorded as part of other operating expenses in the consolidated statement of operations.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under our employee stock purchase plan.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements and related disclosures, as well as the timing of adoption.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact this ASU will have on our consolidated financial statements and related disclosures, as well as the timing of adoption.

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

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, under which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 does not have significant impact on our consolidated financial statements as of and for the year ended December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2020 and 2019 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to the following material weakness:

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2020, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
James J. Busuttil	62	Chairman
Louis Giordimaina	64	Chief Executive Officer
Y. Tristan Kuo	66	Chief Financial Officer
Georges Caldironi	64	Chief Operating Officer
Jeffrey Wun	55	Director, President and Chief Technology Officer
Richmond Akumiah	67	Director
Raymond Choy	40	Director
Chih-Ming (Albert) Hsu	45	Director
Colin Lim	58	Director
Jan-Yung Lin	60	Secretary and Director

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

Louis Giordimaina. Mr. Giordimaina was appointed as our Chief Executive Officer by our board of directors on March 22, 2020. Prior to that, Mr. Giordimaina served as Chief Operating Officer-Aviation of Aircom from May 25, 2018 until November 1, 2019, and of Aerkomm Malta from November 1, 2019 until March 22, 2020, the date of his being appointed as our Chief Executive Officer by the Board. Mr. Giordimaina joined Aircom as a consultant in June 2017. Mr. Giordimaina is an experienced aviation executive with more than 40 years of experience in airline executive management, operations, Maintenance and Repair Organizations (MROs), aircraft purchasing from aircraft manufacturers, sales and leasing with major aircraft lessors. Prior to joining the Company, Mr. Giordimaina served as Chief Executive Officer of Air Malta in 2014, the national airline of Malta, as well as CEO of Lufthansa Technik Malta from 2002 to 2011. He joined Air Malta’s engineering department in 1975 as an aircraft engineer where he occupied various positions in Air Malta’s engineering department with additional active roles in Air Malta relating to airline strategic planning, aircraft purchasing and deliveries from Airbus Industrie, Boeing and British Aerospace, aircraft leasing from various international aircraft lessors and aircraft contract negotiations. In 1994, he was appointed as the first Maltese Chief Engineer of Air Malta. Mr. Giordimaina was instrumental in setting up Lufthansa Technik Malta, a Joint Venture between Lufthansa Technik and Air Malta, of which he was appointed Chief Executive Officer and Director in 2002. In 2006, he spearheaded Lufthansa Technik Malta’s expansion to become one of the major worldwide MRO players, based in the centre of the Mediterranean. He occupied the position of CEO until September 2011, after which he remained as member of the board of directors of that company until September 2013. He currently serves as a Director of the SUM Aviation Group, which provides aircraft line maintenance to various airlines. He also served as the General Manager, the Accountable Manager and a director of Hyperion Aviation, where he worked from May 2016 to September 2017, managing a fleet of private jet aircraft; he served in similar capacities at EuroJet Ltd., from January 2015 to April 2016; and he served for a number of years as a director of Tailwind Leasing Company and Peregrine Aviation Leasing Company based in Shannon, Ireland. An aircraft engineer by profession, Mr. Giordimaina also obtained an Engineering Business Management degree from Warwick University, UK. He is a Fellow of the Royal Aeronautical Society.

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

Georges Caldironi. Mr. Caldironi was appointed as our Chief Operating Officer by our board of directors on March 22, 2020. Prior to that, Mr. Caldironi served as a Project Director for Aircom beginning on January 1, 2019, on an independent contractor basis. Mr. Caldironi is an aviation professional with 40 years of experience in aircraft modification, avionics communication and in-flight entertainment systems.  Prior to joining Aircom, Mr. Caldironi was employed by Airbus for 25 years, most recently as Technical & Support Director in Airbus’ Business and Government Division. During his career at Airbus, Mr. Caldironi managed and supervised various complex projects including, but not limited to, aircraft upgrades. He is a specialist in system and cabin innovation (connectivity & IFE), having carried out numerous feasibility studies and associated design projects for numerous airlines and leasing companies. During his career, Mr. Caldironi has prioritized ensuring cost efficiency and on time delivery in the successful completion of aviation projects. Mr. Caldironi received a diplôme d’études supérieures techniques (DEST) in engineering from Conservatoire national des arts et métiers (CNAM) of Bordeaux in 1986.

Jeffrey Wun. Mr. Wun has served as our President since December 31, 2017 and was appointed as our Chief Technology Officer by our board of directors on March 22, 2020. He served as our Chief Executive Officer from December 31, 2017 to March 22, 2020. Mr. Wun has been a member of our board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017 and served as our Chairman of the board of directors from January 22, 2018 to March 22, 2020. Mr. Wun previously served as our President, Treasurer and Secretary from December 2016 to February 2017. Mr. Wun has served as Aircom’s Chief Technology Officer since December 2014. Mr. Wun is a technologist with more than 25 years of experience in the communications industry. Prior to joining Aircom Mr. Wun served as Senior Staff Engineer at Samsung Electronics Co., Ltd. from December 2012 to May 2015. Prior to that, Mr. Wun was a Senior System Engineer at MediaTEK USA Inc. from November 2010 to December 2012 and served as Chief Executive Officer at Kairos System Inc. from 2003 to 2010. Mr. Wun received a Bachelor of Science in Biochemistry and Computer Science from Chinese University of Hong Kong in 1988.

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

Chih-Ming (Albert) Hsu. Mr. Chih-Ming (Albert) Hsu has served as a member of our Board since December 2017. Mr. Hsu has served as a member of Aircom’s board since April 2017. Mr. Hsu was admitted to practice law in Taiwan as a corporate and business lawyer and as a patent attorney in 2002. Mr. Hsu is the owner of Chascord Law Firm. Mr. Hsu has also been the chairman of the board of directors of Yuanjiu Inc., a Taiwanese publicly traded company, since May 2019. Mr. Hsu previously served as the arbitrator& mediator of the Chinese Arbitration Association, Taipei. In addition, Mr. Hsu was the Chairman of Unitel High Technology Corporation, a listed company on the Taiwan over-the-counter market from December 2015 to September 2016.  Mr. Hsu received an LL.M. and Bachelor of Law degree from National Taiwan University in 2003 and 1997, respectively. Mr. Hsu is an expert of real estate securitization in Taiwan.

Richmond Akumiah. Mr. Akumiah has served as a member of our board of directors since September 2018. Mr. Akumiah is an engineering and financial management professional with years of experience in decision support, budgeting, forecasting, credit analysis, cost accounting, mergers and acquisitions, quantitative analysis, financial and operational analysis, strategic planning and corporate development. Since September 2018, he has been employed as a Senior Advisor, Investments and Operations by the State of New Jersey, Division of Investment, where he advises on the Division’s range of investment activities, and is on the Board of the New Jersey Culture Trust, as representative of the New Jersey State Treasurer. From 2014 to 2018, Mr. Akumiah was a research consultant for WorldQuant LLC, a Greenwich, Connecticut based investment management firm. Prior to that, from 2009 to 2013, he was employed as a consultant for Wolters Kluwer. Prior to Wolters Kluwer, Mr. Akumiah was employed in a number of positions in various financial management capacities, including at The Dun & Bradstreet Corporation where he spent a decade in leadership roles in Finance & General Management. At AT&T, he served as Director of Finance in the Business Case Center of Excellence managing AT&T’s investments in IP (Internet Protocol) and Managed Services. Mr. Akumiah also served as Chief Financial Officer of Hands On Network (Points of Light). Mr. Akumiah began his career in New York City in 1982 with Marine Midland Bank (HSBC). Mr. Akumiah is a member of the American Society of Mechanical Engineers and American Society of Civil Engineers. Mr. Akumiah graduated from Harvard University in 1980 with a BA in Engineering and received his MBA in Finance in 1982 from New York University, Leonard Stern School of Business. Mr. Akumiah was selected to serve as a member of our board of directors due to his engineering and finance background.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our board of directors currently has four standing committees which perform various duties on behalf of and report to the board of directors: (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Governance Committee and (iv) Regulatory, Compliance& Government Affairs Committee. Each of the four standing committees is comprised entirely of our independent directors. From time to time, the board of directors may establish other committees.

Board Role in Risk Oversight

Our board of directors plays an active role, as a whole and also at the committee level, in overseeing management of our risks and strategic direction. Our board of directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Our Audit Committee oversees the process by which our senior management and relevant employees assess and manage our exposure to, and management of, financial risks. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Nominating and Governance Committee also manages risks associated with the independence of members of our board of directors and potential conflicts of interest. Our Regulatory, Compliance& Government Affairs Committee oversees regulatory, compliance and governmental matters that may impact the Company. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed about such risks.

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

Our Nominating and Governance Committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) includes the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other researches. Our Nominating and Governance Committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

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

Regulatory, Compliance & Government Affairs Committee

Our regulatory, compliance & government affairs committee currently consists of Messrs. Busuttil, Choy, Lim and Akumiah, with Mr. Akumiah serving as chairman. Mr. Lim joined this committee on February 16, 2020. The primary purposes of our regulatory, compliance& government affairs committee are to assist our board of directors by providing oversight of regulatory, compliance and governmental matters that may impact the Company, which including (i) overseeing our major compliance programs with respect to legal and regulatory requirements, except with respect to matters of financial compliance, (ii) overseeing compliance with any ongoing Corporate Integrity Agreements or similar undertakings by us with the U.S. Department of Justice, U.S. Securities and Exchange Commission, or any other government agency, (iii) reviewing with our Chief Compliance Officer the organization, implementation and effectiveness of our compliance programs and the adequacy of the resources for those programs, (iv) reviewing with our Chief Executive Officer the organization, implementation and effectiveness of our quality and compliance programs and the adequacy of the resources for those programs and (v) overseeing our exposure to risks relating to regulatory compliance matters. The role and responsibilities of our regulatory, compliance & government affairs committee are more fully set forth in a written charter adopted by our board of directors on September 25, 2018, which is available on our website at www.aerkomm.com.

Stockholder Communications with the Board of Directors

Our board of directors has established a process for stockholders to communicate with the board of directors or with individual directors. Stockholders who wish to communicate with our board of directors or with individual directors should direct written correspondence to our Corporate Secretary at Aerkomm Inc., 44043 Fremont Blvd., Fremont, CA 94538.

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

Summary Compensation Table - Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina, Chief Executive Officer (2)	2020	456,855	399,375	29,342	885,572
	2019	445,521	83,640	26,866	556,027
Y. Tristan Kuo, CFO (3)	2020	185,000	157,652	-	342,352
	2019	185,000	334,560	-	519,560
Georges Caldironi	2020	163,340	199,859	-	363,199
	2019	-	-	-	-
Jeffrey Wun, President and Chief Technology Officer (5)	2020	160,000	136,352	-	296,352
	2019	160,000	16,728	-	176,728

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer.

(3)	Mr. Kuo has served as our Chief Financial Officer since April 10, 2017.

(4)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020.

(5)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Executive Officer from December 31, 2017 to March 22, 2020. He also currently serves as the Chief Technology Officer of Aircom and was appointed as our Chief Technology Officer on March 22, 2020.

Employment Agreements

Louis Giordimaina

On May 25, 2018, Aircom Pacific, Inc. entered into an employment agreement with Mr. Giordimaina, effective January 1, 2018, pursuant to which Mr. Giordimaina was hired to serve as Aircom’s European representative. In accordance with the terms of this agreement, as of November 1, 2019, the date of organization of Aerkomm Malta, Mr. Giordimaina officially became an employee of Aerkomm Malta. Until such time as we enter into a separate, executive employment agreement relating to Mr. Giordimaina’s position with us as our Chief Executive Officer, the operative provisions of Mr. Giordimaina’s agreement with Aircom/Aerkomm Malta relating to compensation and benefits shall apply. Pursuant to the terms of his employment agreement, we agreed to pay Mr. Giordimaina an annual salary of €398,000, or $425,064. A bonus will be considered, comparable to those that may be offered to other executives once a satisfactory revenue stream is established at Aircom as a result of Mr. Giordimaina’s efforts. Mr. Giordimaina was granted an option to purchase 150,000 shares of the Company’s common stock, vesting annually in three equal installments on each anniversary of his employment start date equally provided that he is still employed by the Company on the date of vesting. We will cover and pay any premium up to a maximum of €2,000, or $2,136, per annum for any international private health insurance which Mr. Giordimaina may have in place from time to time covering Mr. Giordimaina and his wife; we will recommend board approval for life insurance coverage for Mr. Giordimaina comparable with other executives of Aircom, commencing in 2018; we will pay Mr. Giordimaina the sum of €6,000, or $6,408, per year to any private pension fund scheme/s designated by Mr. Giordimaina, we will pay Mr. Giordimaina €18,000, or $19,224, per annum as an allowance for a leased car and fuel expenses, to be paid in equal monthly instalments, we will provide Mr. Giordimaina with a mobile telephone for his business use, as well as a lap top computer and an iPad, and we will reimburse Mr. Giordimaina for all actual, necessary and reasonable expenses incurred by him in the course of his performance of services for the Company. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Giordimaina from competing with us during his employment, and from soliciting any of our employees or consultants for a period of one year after his employment end. If Mr. Giordimaina’s employment is terminated by us without cause, he shall be entitled to one-half of his full salary for the remainder of the initial three-year term of his agreement.

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

Outstanding Equity Awards Fiscal Year Ended December 31, 2020 and 2019

As of December 31, 2020 and 2019, Mr. Kuo had options outstanding and exercisable for 150,000 and 112,500 shares of our common stock, at an average exercise price of $13.38 and $14.95 per share, respectively. As of December 31, 2020 and 2019, Mr. Wun had options outstanding and exercisable for 7,500 and 5,000 shares of our common stock at an average exercise price of $13.38 and $13.38 per share, respectively. As of December 31, 2020 and December 31, 2019, Mr. Giordimaina had options outstanding and exercisable for 42,500 and 25,000 shares of our common stock at an average exercise price of $11.74 and $10.58 per share. As of December 31, 2020, Mr. Caldironi had options outstanding and exercisable for 2,000 shares of our common stock at an average exercise price of $14.20 per share.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Louis Giordimaina	December 31, 2020	-	-	43,599	$8.30	12/11/2030
	December 31, 2020	22,500	-	7,500	$3.96	07/02/2029
	December 31, 2020	20,000	-	10,000	$20.50	05/25/2028
	December 31, 2019	10,000	-	20,000	$20.50	05/25/2028
	December 31, 2019	15,000	-	15,000	$3.96	07/02/2029
Y. Tristan Kuo	December 31, 2020	-	-	16,350	$8.30	12/11/2030
	December 31, 2020	90,000		30,000	$3.96	07/02/2029
	December 31, 2020	60,000	-	-	27.50	06/23/2027
	December 31, 2019	52,500	-	7,500	$27.50	06/23/2027
	December 31, 2019	60,000	-	60,000	$3.96	07/02/2029
Georges Caldironi	December 31, 2020	-	-	18,676	$8.30	12/11/2030
	December 31, 2020	2,000	-	2,000	$14.20	02/29/2030
Jeffrey Wun	December 31, 2020	-	-	14,141	$8.30	12/11/2030
	December 31, 2020	4,500	-	1,500	$3.96	07/02/2029
	December 31, 2020	3,000	-	-	$27.50	06/23/2027
	December 31, 2019	2,000	-	1,000	$27.50	06/23/2027
	December 31, 2019	3,000	-	3,000	$3.96	07/02/2029

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our board of directors.

We have entered into independent director agreements with Richmond Akumiah, James J. Busuttil, Raymond Choy and Colin Lim. Under the terms of these independent director agreements, we have agreed to pay the independent directors an annual cash fee of $20,000, paid quarterly in four equal installments, commencing in the first quarter following closing of our public offering, and an additional $5,000 cash compensation fee for serving as board of directors committee chairmen. We commenced payment of these fees on September 30, 2018.

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

We purchased a Directors and Officers Liability Insurance with coverage up to an aggregate maximum of $3 million commencing promptly upon the final closing of our prior public offering, and to reimburse the independent directors for pre-approved reasonable business expenses incurred by them. In November 2019, with the approval of the board, we purchased a directors and officers liability insurance with $5 million coverage effective November 25, 2019. In November 2020, we renewed and increased the Directors and Officers Liability Insurance with $10 million coverage effective November 25, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 23, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 44043 Fremont Blvd., Fremont, CA 94538.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
James Busuttil, Chairman (3)	Common Stock	21,542	*
Louis Giordimaina, Chief Executive Officer (4)	Common Stock	96,099	*
Y. Tristan Kuo, Chief Financial Officer (5)	Common Stock	166,350	1.73%
Georges Caldironi, Chief Operating Officer (6)	Common Stock	21,343	*
Jeffrey Wun, President, Director and Chief Technology Officer (7)	Common Stock	2,706,555	28.08%
Richmond Akumiah, Director (8)	Common Stock	14,696	*
Raymond Choy, Director (9)	Common Stock	21,542	*
Chih-Ming (Albert) Hsu, Director (10)	Common Stock	343,062	3.56%
Colin Lim, Director (11)	Common Stock	108,122	1.12%
Jan-Yung Lin, Secretary and Director (12)	Common Stock	480,508	4.99%
All officers and directors as a group (10 persons named above)	Common Stock	3,979,819	41.30%
Dmedia Holding LP (13)	Common Stock	2,237,428	23.22%
Sheng-Chun Chang (14)	Common Stock	946,781	9.82%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 9,637,051 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 23, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Consists of 21,542 shares of our common stock which Mr. Busuttil has the right to acquire within 60 days through the exercise of vested options but does not include 4,667 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(4)	Consists of 96,099 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options but does not include 7,500 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(5)	Consists of 166,350 shares of our common stock which Mr. Kuo has the right to acquire within 60 days through the exercise of vested options but does not include 30,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(6)	Consists of 17,343 shares held directly and 4,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options but does not include 1,333 shares of our common stock issuable upon the exercise of options not exercisable within 60 days. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(7)	Includes (i) 447,486 shares of our common stock held directly; (ii) 21,641 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options (but does not include 1,500 shares of our common stock issuable upon the exercise of options not exercisable within 60 days); and (iii) 2,237,428 shares of our common stock owned by Dmedia Holding LP. On December 20, 2017, Mr. Wun purchased an 85.7% interest in, and was appointed Manager of, Dmedia LLC, the General Partner of Dmedia Holding LP. As such, Mr. Wun is deemed to be the beneficial owner of the 2,237,428 shares of our common stock held by Dmedia Holding LP by virtue of his voting and dispositive power of those shares. Through his ownership interest in Dmedia LLC, which owns an approximately 6% direct interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 117,601 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 2,119,827 shares of our common stock held by Dmedia Holding LP.

(8)	Consists of 14,696 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 3,513 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(9)	Consists of 21,542 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options but does not include 4,667 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(10)	Represents (i) 3,312 shares of our common stock held directly by Mr. Hsu; (ii) 26,000 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options but does not include 2,000 shares of our common stock issuable upon the exercise of options not exercisable within 60 days; and (iii) 313,750 shares of our common stock owned by Yuanjiu Inc. Mr. Hsu is the Chairman of Yuanjiu, Inc. and, as such, he is the deemed beneficial owner of the 313,807 shares. However, Mr. Hsu disclaims beneficial ownership of the shares held by Yuanjiu.

(11)	Consists of 108,122 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 4,667 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(12)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 18,105 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options (but does not include 1,500 shares of our common stock issuable upon the exercise of options not exercisable within 60 days). Does not include 959,230 shares of our common stock owned by Mr. Lin through his approximately 7% ownership interest in Dmedia LLC and his approximately 42.4% interest Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(13)	Mr. Wun has sole voting and dispositive power over these shares of our common stock although he disclaims beneficial ownership of 2,237,428 of these shares. Mr. Lin owns a pecuniary interest in 959,230 of these shares although he does not exercise voting or dispositive control over them.

(14)	Consists of 881,500 shares of common stock held by Well Thrive Limited and 65,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang. Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,924,659	$6.7709	71,404
Equity compensation plans not approved by security holders	-	$-	-
Total	1,924,659	$6.7709	71,404

Equity Compensation Plan Information

On May 5, 2017, we established our 2017 Equity Incentive Plan (“the Plan”). The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. The Plan was approved by our stockholders at our annual meeting in 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 2,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 356,401 shares available for grant under the Plan as of October 19, 2020; 932,262 shares of our common stock are issuable upon the exercise of options to be issued under the Plan to holders of Aircom options assumed by us as a result of the closing of the reverse acquisition with Aircom; and options exercisable for 707,400 shares of our common stock have been approved by our board of directors for grants to certain of our officers, directors, employees and service providers.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

On January 1, 2019, Aircom entered into an independent contractor agreement with AA TWIN ASSOCIATES LTD, or the consulting company, pursuant to which the consulting company agreed to provide services to Aircom relating to establishing a strategy for promoting Aircom’s products to various airlines. Aircom agreed to pay the consulting company the sum of €15,120, or $16,148, per month for a period of 24 months and granted the Consulting company an option to purchase 2,000 shares of the Company’s common stock at an exercise price of $14.20 per share. Georges Caldironi, who was appointed the Company’s Chief Operating Officer on March 22, 2020, is the principal of AA TWIN ASSOCIATES LTD. The Company expects to cancel the agreement with AA TWIN ASSOCIATES LTD and to enter into an agreement directly with Mr. Caldironi in the near future.

In May 2019, two of our shareholders (the “Lenders”) each committed to provide to us a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in the subsidiary, Aerkomm Taiwan, to pay the outstanding payable to our vendors. On March 23, 2021, we have borrowed approximately $2.39 million (NT$67,060,000) under the Loans from one of the Lenders.

On May 11, 2020, Aircom entered into a binding product purchase agreement with Yuanjiu for the purchase of 100 sets of the AERKOMM K++, AirCinema Cube for installation on the aircraft of Hong Kong Airlines. The total purchase amount under this agreement was $1,807,100 and the Company has paid 20% of the total amount, or US $180,710, as an initial deposit. On July 15, 2020, Aircom signed a second product purchase agreement with Yuanjiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid an additional 10% initial deposit ($180,710) on this agreement as well. Additionally, on December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of YuanJiu, for business purposes in Taiwan relating to local operations. This purchase will result in our owning approximately 10% of Yuanjiu. Albert Hsu, a member of our board of directors, is the Chairman of Yuanjiu.

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

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2020	2019
Audit Fees	$315,000	$226,000
Audit-Related Fees	235,000	30,000
Tax Fees	35,000	35,000
All Other Fees	-	-
TOTAL	$585,000	$291,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Chen & Fan for our financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)

2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)

3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)

3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 30, 2020)

4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)

10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)

10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)

10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)

10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)

10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)

10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)

10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)

10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)

10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)

10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)

10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)

10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)

10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)

10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)

10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)

10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)

10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)

10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)

10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)

10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)

10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)

10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)

10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)

10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)

10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)

10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)

10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)

10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)

10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)

10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)

10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)

10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)

10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)

10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)

10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)

10.38†	Employment Agreement, dated March 31, 2017, between Aerkomm Inc. and Y. Tristan Kuo (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 5, 2017)

10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)

10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)

10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)

10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)

10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)

10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)

10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)

10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019

10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)

10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)

10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)

10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)

10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)

10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)

10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)

10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)

10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)

10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)

10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)

10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)

10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)

10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)

10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)

10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)

10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)

10.64*	Agreement, dated July 24, 2020, between Airbus Interior Services (AIS) and Aircom Pacific Limited for AERKOMM

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)

14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Transition Report on Form 10-KT filed on April 1, 2019)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Executive Compensation Plan or Agreement

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AERKOMM INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AERKOMM INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Prepayment for Land

Description of the Matter

As described in Note 5, the Company entered into a real estate sale contract with respect to the acquisition of a parcel of land located in Taiwan. As of December 31, 2020 and 2019, the total prepayment of $35,861,589 included the refundable installment prepayment of $34,474,462 to the seller and the commission payable of $1,387,127 to the broker. As of March 23 2021, the land title transfer is still in progress and subject to the approval from the local jurisdiction.

The Company performed land appraisal on an annual basis to test if an event occurs or circumstances change that would more likely than not reduce the fair value of the land below the carrying amount of prepayment for land.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included obtaining an understanding of controls over the Company’s impairment review process, reviewing the appraisal report for the fair value of the land, and assessing the impairment loss if any. We also issued confirmations to the seller to verify the right and existence of the prepayment for land.

Valuation of Goodwill

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. As of December 31, 2020, the Company had goodwill of $1,475,334. In performing the test, management used income approach to determine the estimated fair value of the reporting unit.

Auditing management’s goodwill impairment test was complex and relatively judgmental due to the significant estimation required to determine the estimated fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company’s financial forecast, the discount rate, cost synergies and growth rate, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions. To test the estimated fair value of the reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used by management and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We tested the mathematical accuracy of the calculations performed. We assessed the reasonableness of the forecasted future revenue growth rate and margins rate by comparing the Company’s business plans.

/s/ Chen & Fan Accountancy Corporation

We have served as the Company’s auditor since 2017.

San Jose, California

March 23, 2021

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31,
	2020	2019

Assets
Current Assets
Cash	$584,591	$751,329
Short-term investment	87,154	-
Accounts receivable	-	451,130
Inventories, net	5,211,427	3,038,564
Prepaid expenses	1,622,956	2,968,912
Other receivable – related parties	496	920
Other receivable – others	1,546	1,446
Temporary deposit – related party	1,496	-
Other current assets	10,701	5,708
Total Current Assets	7,520,367	7,218,009
Prepayment for long-term investment	4,305,556	-
Property and Equipment
Cost	2,806,420	2,777,144
Accumulated depreciation	(1,414,191)	(869,747)
	1,392,229	1,907,397
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	86,617	-
Net Property and Equipment	37,340,435	37,768,986
Other Assets
Restricted cash	3,210,000	225,500
Intangible asset, net	2,392,500	2,887,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	353,442	302,602
Deposits – others	119,436	113,660
Total Other Assets	7,550,712	5,004,596
Total Assets	$56,717,070	$49,991,591

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related parties	$527,066	$-
Accounts payable	1,874,339	912,729
Accrued expenses	1,131,459	245,140
Other payable - related parties	451,186	30,971
Other payable - others	3,112,355	1,801,109
Long-term loan – current	10,171	8,666
Lease liability – current – related parties	45,086	22,632
Lease liability – current - others	312,794	309,747
Total Current Liabilities	7,464,456	3,330,994
Long-term Liabilities
Long-term bonds payable	9,218,094	-
Long-term loan – non-current	29,034	36,803
Prepayments from customer	762,000	762,000
Lease liability – non-current – related parties	23,575	-
Lease liability – non-current - others	186,868	45,199
Restricted stock deposit liability	1,000	1,000
Total Long-term Liabilities	10,220,571	845,002
Total Liabilities	17,685,027	4,175,996
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,487,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2020; 9,391,729 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2019	9,488	9,392
Additional paid in capital	73,160,616	69,560,529
Accumulated deficits	(32,383,833)	(23,271,687)
Accumulated other comprehensive loss	(1,754,228)	(482,639)
Total Stockholders’ Equity	39,032,043	45,815,595
Total Liabilities and Stockholders’ Equity	$56,717,070	$49,991,591

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019

Sales	$-	$1,599,864
Cost of Goods Sold		1,587,222
Gross Margin	-	12,642
Operating Expenses	8,335,598	8,569,231

Loss from Operations	(8,335,598)	(8,556,589)

Non-Operating Income (Loss)
Foreign currency exchange gain	1,088,672	586,040
Governmental grant income	217,048	-
Impairment loss	(1,155,623)	-
Unrealized investment loss	(868,064)	-
Other loss, net	(55,295)	(5,759)

Net Non-Operating Income (Loss)	(773,262)	580,281

Loss Before Income Taxes	(9,108,860)	(7,976,308)

Income Tax Expense	3,286	3,251

Net Loss	(9,112,146)	(7,979,559)

Other Comprehensive Loss
Change in foreign currency translation adjustments	(1,271,589)	(602,603)

Total Comprehensive Loss	$(10,383,735)	$(8,582,162)

Net Loss Per Common Share:

Basic	$(0.9550)	$(0.8507)
Diluted	$(0.9550)	$(0.8507)

Weighted Average Shares Outstanding - Basic	9,541,154	9,380,450
Weighted Average Shares Outstanding - Diluted	9,541,154	9,380,450

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2019	9,098,110	$9,098	$56,582,800	$(15,292,128)	$119,964	$41,419,734
Issuance of common stock	293,619	294	10,810,394	-	-	10,810,688
Stock compensation expense	-	-	2,342,802	-	-	2,342,802
Issuance of stock warrant	-	-	1,200	-	-	1,200
Revaluation of stock warrant	-	-	(176,667)	-	-	(176,667)
Net loss for the year	-	-	-	(7,979,559)	-	(7,979,559)
Other comprehensive loss	-	-	-	-	(602,603)	(602,603)
Balance as of December 31, 2019	9,391,729	9,392	69,560,529	(23,271,687)	(482,639)	45,815,595
Issuance of common stock	96,160	96	1,666,984	-	-	1,667,080
Stock compensation expense	-	-	1,697,703	-	-	1,697,703
Revaluation of stock warrant	-	-	235,400	-	-	235,400
Net loss for the year	-	-	-	(9,112,146)	-	(9,112,146)
Other comprehensive loss	-	-	-		(1,271,589)	(1,271,589)
Balance as of December 31, 2020	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(9,112,146)	$(7,979,559)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,039,444	1,042,698
Stock-based compensation	1,697,703	2,342,802
R&D expenses transferred from inventory and construction in progress	-	416,231
Consulting expense adjustment from change in fair value of warrants	235,400	(176,667)
Unrealized losses on trading security	868,064	-
Amortization of bonds issuance costs	15,801	-
Changes in operating assets and liabilities:
Accounts receivable	451,130	1,293,870
Inventories	(2,172,863)	(2,143,550)
Prepaid expenses	1,345,956	(1,435,164)
Other receivable - related parties	424	(920)
Other receivable - others	(100)	1,170
Temporary deposit - related party	(1,496)	100,067
Other current assets	(4,993)	5,628
Deposits - others	(5,776)	(5,751)
Accounts payable	961,610	(1,120,245)
Accrued expenses	886,319	(167,025)
Other payable - related parties	420,215	(142,883)
Other payable - others	1,311,246	(779,849)
Operating lease liability	151,971	19,828
Net Cash Used for Operating Activities	(1,912,091)	(8,729,319)

Cash Flows from Investing Activities
Purchase of trading security	(233,174)	-
Prepayment on long-term investment	(5,027,600)	-
Purchase of property and equipment	(29,276)	(67,601)
Prepayment on equipment	(86,617)	-
Prepayment on land	-	(624,462)
Net Cash Used for Investing Activities	(5,376,667)	(692,063)

Cash Flows from Financing Activities
Proceeds from short-term loan – related party	527,066	-
Payment on finance lease liability	(12,066)	55,148-
Proceeds from long-term bonds payable	9,218,094	-
(Repayment of) proceeds from long-term loan	(22,065)	45,469
Proceeds from issuance of common stock	1,667,080	10,810,688
Issuance of stock warrant	-	1,200
Net Cash Provided by Financing Activities	11,378,109	10,912,505

Net Increase in Cash and Restricted Cash	4,089,351	1,491,123

Cash and Restricted Cash, Beginning of Year	976,829	88,309

Foreign Currency Translation Effect on Cash	(1,271,589)	(602,603)
Cash and Restricted Cash, End of Year	$3,794,591	$976,829

Supplemental disclosures of cash flow information:
Cash	$584,591	$751,329
Restricted cash	3,210,000	225,500
Total	$3,794,591	$976,829

Cash paid during the year for income taxes	$3,286	$-
Cash paid during the year for interest	$30,176	$5,791

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

On November 15, 2018, Aircom Taiwan acquired a wholly owned subsidiary, Beijing Yatai Communication Co., Ltd. (“Beijing Yatai”), a corporation formed under the laws of China. The purpose of Beijing Yatai is to conduct Aircom’s business and operations in China. Presently, its primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in China as most business conducted in China requires a local registered company. Beijing Yatai is also actively seeking strategic partnerships whom Aircom may leverage in order to provide more and better services to its customers. Aircom also plans to provide local supports to China-based airlines via Beijing Yatai and teleports located in China. On November 6, 2020, 100% ownership of Beijing Yatai was transferred from Aircom Taiwan to Aerkomm Taiwan.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 - Organization - Continued

The Company’s organization structure is as following:

Aerkomm and its subsidiaries (the “Company”) are full-service, development stage providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

The Company has not generated significant revenues, excluding non-recurring revenues in 2019, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through ongoing public offerings, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. With the $20 million in Loans committed by the Lenders and future capital raising, the Company believes its working capital will be adequate to sustain its operations for the next twelve months by the committed Loans from its shareholders. On March 23, 2021, the Company borrowed approximately $2.39 million (NT$67,060,000) under the Loans from one of the Lenders.

On July 29, 2020, the Company filed an amendment to the Registration Statement on Form S-1, originally filed on April 30, 2020, with the Securities and Exchange Commission, or the SEC, pursuant to Section 5 of the Securities Act of 1933 to issue and sell up to 1,951,219 shares (approximately $47,276,000) of the Company’s common stock, at a per share price of €20.50 (approximately $24.23). The Form S-1 was subsequently amended on July 29, 2020, October 21, 2020 and November 5, 2020, and was declared effective on November 6, 2020. As of March 23, 2021, the Company has closed a private offering with net proceeds of $1,667,080 (see Note 15.)

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

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai and Aerkomm Malta. All significant intercompany accounts and transactions have been eliminated in consolidation.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 - Summary of Significant Accounting Policies - Continued

Reclassifications of Prior Year Presentation

Certain prior year balance sheet, income statement, and cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2020 and 2019, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $233,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,514,000 and $37,000 as of December 31, 2020 and December 31, 2019, respectively.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2020 and 2019.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

For the leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company adopted ASU 2016-02 effective January 1, 2019.

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

The carrying amounts of the Company’s cash and restricted cash, accounts receivable, other receivable, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2020 and 2019.

Revenue Recognition

During 2019, the Company adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. The Company’s revenue for the year ended December 31, 2019 was the sales of compact adaptor for smartphone that allows users to turn their smartphone into a satellite smartphone to provide reliable connectivity beyond the coverage of traditional networks.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 - Summary of Significant Accounting Policies - Continued

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2020 and 2019, the Company incurred $0 and $416,231 of research and development costs, respectively.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2016. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to March 23, 2021, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been included in these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

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

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, under which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 does not have significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

NOTE 4 - Inventories

As of December 31, 2020 and 2019, inventories consisted of the following:

	2020	2019

Satellite equipment for sale under construction	$4,669,297	$3,038,564
Supplies	5,317	5,230
	4,674,614	3,043,794
Allowance for inventory loss	(5,317)	(5,230)
Net	4,669,297	3,038,564
Prepayment for inventory	542,130	-
Total	$5,211,427	$3,038,564

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 5 - Property and Equipment

For the years ended December 31, 2020 and 2019, the changes in cost of property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
January 1, 2019	$321,070	$33,344	$275,410	$1,854,027	$141,971	$83,721	$2,709,543
Addition	7,793	3,038	-	-	56,770	-	67,601
December 31, 2019	328,863	36,382	275,410	1,854,027	198,741	83,721	2,777,144
Addition	6,845	-	-	22,431	-	-	29,276
December 31, 2020	$335,708	$36,382	$275,410	$1,876,458	$198,741	$83,721	$2,806,420

In addition to the $2,806,420 total property and equipment, the Company also has prepayment for equipment in an amount of $86,617.

For the years ended December 31, 2020 and 2019, the changes in accumulated depreciation for property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
January 1, 2019	$101,129	$9,371	$91,360	$92,701	$21,980	$5,508	$322,049
Addition	64,266	6,366	55,082	370,806	33,305	17,873	547,698
December 31, 2019	165,395	15,737	146,442	463,507	55,285	23,381	869,747
Addition	55,191	5,674	55,082	370,805	40,202	17,490	544,444
December 31, 2020	$220,586	$21,411	$201,524	$834,312	$95,487	$40,871	$1,414,191

Depreciation expense was $544,444 and $547,698 for the years ended December 31, 2020 and 2019, respectively.

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayment of $33,850,000 as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price of $624,462. On November 10, 2020, the Company entered into a further contract amendment with the Seller to allow for a refund of the full purchase price of the Taiwan Land Parcel if licenses and approvals needed to transfer land title to Aerkomm Taiwan are not granted by July 31, 2021. As of December 31, 2020 and 2019, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price until no later than December 31, 2021.

NOTE 6 – Prepayment for Long-term Investment

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related party, YuanJiu Inc. (YuanJiu) in a total amount of NT$141,175,000 (approximately $5,027,600). YuanJiu is a listed company in Taiwan Stock Exchange. As the restriction on the stock transfer will be released on May 13, 2021, the parties agreed to transfer the title upon the restriction expired. The investment is approximately 10% ownership of YuanJiu. The Company intends to hold the investment for long-term purpose.

As of December 31, 2020, the fair value of the investment was as follows:

Investment cost	$5,027,600
Less: Allowance for value decline	(722,044)
Net	$4,305,556

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 7 - Intangible Asset, Net

For the years ended December 31, 2020 and 2019, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2019	$4,950,000	$(1,567,500)	$3,382,500
Addition	-	(495,000)	(495,000)
December 31, 2019	4,950,000	(2,062,500)	2,887,500
Addition	-	(495,000)	(495,000)
December 31, 2020	$4,950,000	$(2,557,500)	$2,392,500

Amortization expense was $495,000 for each of the years ended December 31, 2020 and 2019.

NOTE 8 – Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. As of December 31, 2020, the Company contributed additional $893 (730 Euro) to the account. The transaction will be initiated from the beginning of 2020, and the Company will pay the compensation of 20,000 euros in advance by semi-annual installments at the beginning of the semi-annual period of the agreement. The liquidity agreement has a term of one year and will be renewed automatically unless otherwise terminated by either party. As of December 31, 2020, the Company purchased 11,402 shares of its common stock with the fair value of $87,154. The securities were recorded as short-term investment with unrealized loss of $146,020.

NOTE 9 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

Weighted-average remaining lease term	2020	2019
Operating lease	2.01 Years	0.64 Years
Finance lease	3.84 Years	4.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of December 31, 2020 and 2019:

Operating Leases

	2020	2019
Right-of-use assets	$353,442	$302,602
Lease liability - current	$346,870	$322,430
Lease liability – non-current	$173,308	$-

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 9 - Operating and Finance Leases - Continued

Finance Leases

	2020	2019
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(13,098)	(1,569)
Property and equipment, net	$43,672	$55,201

Lease liability - current	$11,010	$9,949
Lease liability – non-current	37,135	45,199
Total finance lease liabilities	$48,145	$55,148

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019:

Operating Leases

	2020	2019
Lease expense	$408,694	$479,389
Sublease rental income	(11,239)	(9,173)
Net lease expense	$397,455	$470,217

Finance Leases

	2020	2019
Amortization of property and equipment	$11,529	$1,569
Interest on lease liabilities	1,964	348
Total finance lease cost	$13,493	$1,917

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash outflows from operating leases	$212,319	$439,271
Operating cash outflows from finance lease	$10,102	$348
Financing cash outflows from finance lease	$1,964	$1,622
Leased assets obtained in exchange for lease liabilities:
Operating leases	$453,049	$722,423
Finance lease	$-	$56,770

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
January 1, 2021 – December 31, 2021	$47,979	$315,110	$363,089
January 1, 2022 – December 31, 2022	23,989	118,588	142,577
January 1, 2023 – December 31, 2023	-	37,190	37,190
Total lease payments	71,968	470,888	542,856
Less: Imputed interest	(3,307)	(19,371)	(22,678)
Present value of lease liabilities	68,661	451,517	520,178
Current portion	(45,086)	(301,784)	(346,870)
Non-current portion	$23,575	$149,733	$173,308

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 9 - Operating and Finance Leases - Continued

Finance Leases

January 1, 2021 – December 31, 2021	$12,658
January 1, 2022 – December 31, 2022	12,658
January 1, 2023 – December 31, 2023	12,658
January 1, 2024 – December 31, 2024	14,109
Total lease payments	52,083
Less: Imputed interest	(3,938)
Present value of lease liabilities	48,145
Current portion	(11,010)
Non-current portion	$37,135

NOTE 10 - Paycheck Protection Program (PPP)

On April 16, 2020, the Company received loan proceeds in the amount of $163,200 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. According to PPP, borrowers may be eligible for loan forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during either the 8- or 24-week period after disbursement. On November 18, 2020, the Company obtained the approval of loan forgiveness. For the year ended December 31, 2020, the Company recognized $163,200 as other income from the PPP.

NOTE 11 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of December 31, 2020 are as follows:

Year ending December 31,
2021	$13,526
2022	13,526
2023	13,526
2024	5,635
Total installment payments	46,213
Less: Imputed interest	(7,008)
Present value of long-term loan	39,205
Current portion	(10,171)
Non-current portion	$29,034

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 12 – Long-term Bonds Payable and Restricted Cash

On December 3, 2020, the Company closed a private placement offering consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bonds (the “Zero Coupon Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds (the “Coupon Bonds”), both due on December 2, 2025 (collectively the “Bonds”). Unless previously redeemed, converted or repurchased and cancelled, the Zero Coupon Bonds will be redeemed on December 2, 2025 at 105.11% of their principal amount and the Coupon Bonds will be redeemed on December 2, 2025 at 100% of their principal amount plus any accrued and unpaid interest. The Coupon Bonds will bear interest from and including December 2, 2020 at the rate of 7.5% per annum. Interest on the Coupon Bonds is payable semi-annually in arrears on June 1 and December 1 each year, commencing on June 1, 2021.

The Company has the option to redeem the Bonds at a redemption amount equal to the Early Redemption Amount, as defined in the Offering Memorandum, at any time on or after December 2, 2023 and prior to the Maturity Date, if the Closing Price of the Company’s Common Stock listed on the Euronext Paris for 20 trading days in any period of 30 consecutive trading days, the last day of which occurs not more than fifteen trading days prior to the date on which notice of such redemption is given, is greater than 130% of the Conversion Price on each applicable trading day or (ii) in whole or in part of the Bonds on the second anniversary of the issue date or (iii) where 90% or more in principal amount of the Bonds issued have been redeemed, converted or repurchased and cancelled.

Unless previously redeemed, converted or repurchased and cancelled, the Bonds may be converted at any time on or after December 3, 2020 up to November 20, 2025 into shares of Common Stock of the Company with a par value of $0.001 each. The initial conversion price for the Bonds is $13.30 per share and is subject to adjustment in specified circumstances.

Holders of the Bonds may also require the Company to repurchase all or part of the Bonds on the third anniversary of the Issue Date, at the Early Redemption Amount. Unless the Bonds have been previously redeemed, converted or repurchased and cancelled, Holders of the Bonds will also have the right to require the Company to repurchase the Bonds for cash at the Early Redemption Amount if an event of delisting or a change of control occurs.

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company's failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholder with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as the collateral.  As of December 31, 2020, the Deposit was recorded as restricted cash.

As of December 31, 2020, the long-term bonds payable consisted of the following:

Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000
Coupon Bonds	200,000
10,200,000
Unamortized loan fee	(981,906)
Net	$9,218,094

NOTE 13 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2020 and 2019, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2020, the project is still ongoing.

NOTE 14 - Income Taxes

Income tax expense for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Current:
Federal	$-	$-
State	1,600	1,600
Foreign	1,686	1,651
Total	$3,286	$3,251

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 14 - Income Taxes - Continued

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the years ended December 31, 2020 and 2019.

	2020	2019
Tax benefit at statutory rate	$(1,729,759)	$(1,764,624)
Valuation allowance on net operating loss carryforwards	1,157,057	1,361,542
Stock-based compensation expense	356,500	492,000
Accrued payroll	163,200	(35,400)
Foreign investment losses	35,706	127,388
Amortization and depreciation expense	3,835	52,130
Accrued consulting expense	-	(138,000)
Unrealized exchange gain	(70,239)	(97,373)
Others	86,986	5,588
Tax expense at effective tax rate	$3,286	$3,251

Deferred tax assets (liabilities) as of December 31, 2020 and 2019 consist approximately of:

	2020	2019
Net operating loss carryforwards (NOLs)	$8,162,000	$6,388,000
Stock-based compensation expense	2,024,000	1,549,000
Accrued expenses and unpaid expense payable	309,000	53,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(577,000)	(619,000)
Unrealized/realized exchange gain	(193,000)	(106,000)
Others	(173,000)	(104,000)
	9,620,000	7,229,000
Valuation allowance	(9,620,000)	(7,229,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $2,391,000 and $1,139,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, and 2019, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $16,743,000 and $11,314,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2020 and 2019, the Company had State NOLs of approximately $27,461,000 and $21,117,000, respectively, available to reduce future state taxable income, expiring in 2039.

As of December 31, 2020 and 2019, the Company has Japan NOLs of approximately $392,000 and $350,000, respectively, available to reduce future Japan taxable income, expiring in 2030.

As of December 31, 2020 and 2019, the Company has Taiwan NOLs of approximately $2,405,000 and $1,898,000, respectively, available to reduce future Taiwan taxable income, expiring in 2030.

As of December 31, 2020 and 2019, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2020 and 2019, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 15 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2020, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock, reflecting a reverse split in the ratio of 1 for 5 effective January 16, 2019, with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of December 31, 2020 and 2019, the restricted shares consisted of the following:

	December 31, 2020	December 31, 2019
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

As of September 10, 2019, the Company completed two closings in the aggregate gross amount of $11,459,998, or net amount of $10,715,758, and issued 267,647 shares of common stock.

On December 31, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement-Invest Securities”) with Invest Securities SA (“Invest-Securities”) in connection with the public offering, issuance and sale of up to 1,951,219 shares of the Company’s common stock on a best-efforts basis at the public offering price of €20.50 (approximately $25.07) per share, less underwriting discounts, for up to a maximum of €40,000,000 (approximately $48,920,000). As of December 31, 2020, pursuant to the Underwriting Agreement-Invest Securities, the Company had issued an aggregate of 96,160 shares of common stock for gross proceeds of €1,971,280 (approximately $2,406,915), or net proceeds of €1,421,344 (approximately $1,667,080).

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 15 - Capital Stock - Continued

3)	Stock Warrant:

The Company has entered into a service agreement which provides for the issuance of warrants to purchase shares of its common stock to a service provider as payment for services. The warrants allow the service provider to purchase a number of shares of Aerkomm’s common stock that equals to the service fee value divided by 85% of the share price paid by investors for Aerkomm’s common stock in the first subsequent qualifying equity financing event, at an exercise price of $0.05 per share. For the year ended December 31, 2018, Aerkomm issued additional stock warrants exercisable for $56,667 in value of Aerkomm’s common stock to the service provider as payment for additional services. As of June 28, 2019, these warrants are equivalent to 4,891 shares of the Company’s common stock. On June 29, 2019, the Company settled with the service provider to cancel all warrants amounting to $176,667 with an aggregate amount of $75,000 in three equal installments payable on July 3, August 1 and September 1, 2019 and all three installments were paid on schedule.

In connection with the Underwriting Agreement with Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019, the Company issued warrants to Boustead to purchase 77,680 shares of the Company’s stock.

For the years ended December 31, 2020 and 2019, the Company recorded an increase of $235,400 and a decrease of $176,667, respectively, in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

NOTE 16 - Major Customer

The Company has one major customer, which represents 10% or more of the total sales of the Company in 2019. Sales to and account receivable from the customer for the year ended and as of December 31, 2019 were $1,599,864 and $451,130, respectively.

NOTE 17 - Major Vendors

The Company has two unrelated major vendors, each of which represents 10% or more of the total purchases of the Company for 2020 and 2019. Purchase from and accounts payable to these vendors for the years ended and as of December 31, 2020 and 2019 were as follows:

	Purchase		Accounts Payable
Vendor	2020	2019	2020	2019
A	$1,592,239	$2,143,550	$1,874,339	$658,200
B	-	1,587,222	-	254,529
Total	$1,592,239	$3,730,772	$1,874,339	$912,729

NOTE 18 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Dmedia Holding LP (“Dmedia”)	Major stockholder
Well Thrive Limited (“WTL”)	Major stockholder
Yuan Jiu Inc. (“Yuan Jiu”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a stockholder, is the Chairman

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 18 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31

	2020	2019
Other receivable from:
EESquare JP1	$-	$920
Others[6]	496	-
Total	$496	$920

Inventory prepayment to YuanJiu[2]	$542,130	$-

Loan from WTL[3]	$527,066	$-

Other payable to:
AATWIN[4]	$146,673	$-
Interest payable to WTL[3]	7,623	-
Others[6]	296,890	30,971
Total	$451,186	$30,971

Lease liability - current to WWI [5]	$45,086	$22,632

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

2.	Represents inventory prepayment paid to Yuan Jiu. On May 11, 2020, the Company entered into a product purchase agreement with Yuan Jiu to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement of $1,807,100 with Yuan Jiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well.

3.	The Company has loans from WTL due to operational needs under the Loans (Note 1). The original loan amount was approximately $2.64M (NTD 80,000,000). The loan agreement, with an interest rate of 5% per annum, will terminate on December 31, 2021. The Company has repaid approximately $2.14M (NTD 65,200,000) of the outstanding loan amount as of December 31, 2020. As of March 23, 2021, the Company borrowed approximately additional $1.9M (NTD 52,260,000) from WTL under the loans.

4.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and will be expired on December 31, 2021.

5.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of $450. The lease term was from July 1, 2020 to June 1, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,829). The lease term is from June 28, 2020 to June 27, 2022.

6.	Represents receivable/payable from/to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 18 - Related Party Transactions - Continued

b.	For the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

Consulting expense to AATWIN	$208,057	$-
Rental expense charged by WWI	$47,111	$45,790
Rental income charged from EESqaure JP	$(11,239)	$(9,173)
Interest expense charged by:
WTL	$17,106	$-
Dmedia[7]	-	1,744
Total	$17,106	$1,744

7.	Aerkomm had short-term loans from Dmedia with an annual interest rate of 3% for the year ended December 31, 2019. The Company repaid the short-term loans in full on July 1, 2019.

NOTE 19 - Stock Based Compensation

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

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan” and together with the Aircom 2014 Plan, the “Plans”) and the reservation of 1,000,000 shares of common stock for issuance under the Aerkomm 2017 Plan. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms. On June 23, 2017, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,000,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of the Company, as determined by the Compensation Committee of the Board of Directors (or, prior to the establishment of the Compensation Committee on January 23, 2018, the Board of Directors).

On June 23, 2017, the Board of Directors agreed to issue options for an aggregate of 291,000 shares under the Aerkomm 2017 Plan to certain officers and directors of the Company. The option agreements are classified into three types of vesting schedule, which includes, 1) 1/6 of the shares subject to the option shall be vested commencing on the vesting start date and the remaining shares shall be vested at the rate of 1/60 for the next 60 months on the same day of the month as the vesting start date; 2) 1/4 of the shares subject to the option shall be vested commencing on the vesting start date and the remaining shares shall be vested at the rate of 1/36 for the next 36 months on the same day of the month as the vesting start date; 3) 1/3 of the shares subject to the option shall be vested commencing on the first anniversary of vesting start date and the remaining shares shall be vested at the rate of 50% each year for the next two years on the same day of the month as the vesting start date.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 19 - Stock Based Compensation - Continued

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

On July 2, 2019, the Board of Directors approved the grant of options to purchase an aggregate of 339,000 shares under the Aerkomm 2017 Plan to 22 of its directors, officers and employees. 25% of the shares vested on the grant date, 25% of the shares vested on July 17, 2019, 25% of the shares will vest on the first anniversary of the grant date, and 25% of the shares will be vested upon the second anniversary of the grant date.

On October 4, 2019, the Board of Directors approved the grant of options to purchase an aggregate of 85,400 shares under the Aerkomm 2017 Plan to three (3) of its employees. 25% of the shares are vested on the grant date, and 25% of the shares will be vested on each of October 4, 2020, October 4, 2021 and October 4, 2022, respectively.

On December 29, 2019, the Board of Directors approved to issue options for an aggregate of 12,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 4,000 shares each. All of these options shall be vested at the date of 1/12th each month for the next 12 months on the same day of December 2019.

On February 19, 2020, the Board of Directors approved to issue options for 2,000 shares under the Aerkomm 2017 Plan to one of the Company’s consultants for service provided in 2019. These options shall be vested immediately.

On September 17, 2020, the Board of Directors approved to issue options for 4,000 shares under the Aerkomm 2017 Plan to one of the Company’s independent directors. These options shall be vested at the date of 1/12th each month for the next 12 months on the same day of September 2020.

On December 11, 2020, the Board of Directors approved the grant of options to purchase an aggregate of 284,997 shares under the Aerkomm 2017 Plan to 37 of its directors, officers, employees and consultants. Shares shall be vested in full on the earlier of the filing date of the Company’s Form 10-K for the year ended December 31, 2020 or March 31, 2021.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,697,703 and $2,342,802 for the years ended December 31, 2020 and 2019, respectively, related to such employee stock options.

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

December 31, 2020 and 2019

NOTE 19 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in 2020 and 2019 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.81% - 72.76%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options outstanding for the years ended December 31, 2020 and 2019 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2019	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2020	932,262	0.4081	0.1282

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 19 - Stock Based Compensation - Continued

Activities related to nonvested options under the 2014 incentive compensation plan for the years ended December 31, 2020 and 2019 were as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2019	85,975	$0.4963
Granted	-	-
Vested	(85,975)	0.4963
Forfeited	-	-
Options unvested at December 31, 2019	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Options unvested at December 31, 2020	-	-

Information related to stock options outstanding and exercisable at December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.0067	820,391	4.17	$0.0067	820,391	4.17	$0.0067
$3.3521	111,871	5.50	3.3521	111,871	5.50	3.3521
	932,262	4.33	0.4081	932,262	4.33	0.4081

As of December 31, 2020, there was no unrecognized stock-based compensation expense. No option was exercised during 2020 and 2019.

Aerkomm 2017 Plan

Activities related to options outstanding for the years ended December 31, 2020 and 2019 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2019	283,000	$28.3867	$17.5668
Granted	436,400	5.4763	3.8452
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2019	719,400	14.4889	9.2431
Granted	290,997	8.3880	9.6359
Exercised	-	-	-
Forfeited/Cancelled	(18,000)	11.8067	7.3457
Options outstanding at December 31, 2020	992,397	12.7486	9.3927

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 19 - Stock Based Compensation - Continued

Activities related to nonvested options under the 2017 incentive compensation plan for the years ended December 31, 2020 and 2019 were as follows:

	Number of Shares	Average Granted- Date Fair Value
Options unvested at January 1, 2019	171,411	$17.5341
Granted	436,400	3.8452
Vested	(267,683)	7.5460
Forfeited	-	-
Options unvested at December 31, 2019	340,128	7.8313
Granted	290,997	9.6359
Vested	(186,209)	9.3191
Forfeited	(6,625)	4.0779
Options unvested at December 31, 2020	438,291	8.4541

Of the shares covered by options outstanding at the end of 2020, 554,106 are now exercisable; 408,941 will be exercisable in 2021; and 29,350 will be exercisable in 2022. Information related to stock options outstanding and exercisable at December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96	327,000	8.51	$3.9600	245,250	8.51	$3.9600
$8.00 – 9.00	296,997	9.91	8.3251	12,000	9.00	9.0000
$11.00 – 14.20	103,400	8.72	11.4426	57,856	8.64	11.7423
$20.50 – 27.50	141,000	6.90	24.3638	115,000	6.80	25.2374
$30.00 – 35.00	124,000	6.50	34.4012	124,000	6.50	34.4012
	992,397	8.47	12.7486	554,106	7.73	16.1099

As of December 31, 2020, total unrecognized stock-based compensation expense related to stock options was $2,754,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.49 year. No option was exercised during 2020 and 2019.

NOTE 20 - Commitments

As of December 31, 2020, the Company’s significant commitments with unrelated parties and contingency are summarized as follows:

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of the Company’s “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on the Company’s behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement, or BASA, went into effect on September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency, or EASA, and the Civil Aviation Administration of China, or CAAC, while also ensuring high safety and environment standards will continue to be met. Pursuant to the terms of our Airbus agreement, Airbus agreed to provides the Company with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the third quarter of 2021, although there is no guarantee that the project will be successfully completed in the projected timeframe.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 20 - Commitments - Continued

Airbus Interior Service Agreement: On July 24, 2020, Aerkomm Malta, entered into an agreement with Airbus Interior Services, a wholly-owned subsidiary of Airbus. This new agreement follows the agreement that Aircom signed with Airbus on November 30, 2018 pursuant to which Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards.

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

Shenzhen Yihe: On June 20, 2018, the Company entered into the Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, the Company paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, the Company filed an arbitration action with the Shenzhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of its RMB 8 million payment to Yihe. The Company received notice from the Arbitration Court on October 16, 2020 of receipt of its arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration and the fees were paid on October 28, 2020. The Company intend to aggressively pursue this matter. As of December 31, 2020, the Company reclassified this prepayment to Other Receivable and provided an allowance for the full amount of $1,155,623 under non-operating loss.

US trademark: On December 1, 2020, the United States Patent and Trademark Office (the “USPTO”) issued a Final Office Action relating to Aerkomm Inc. indicating that the Company’s US trademark application (Serial No. 88464588) for the name “AERKOMM,” which was originally filed with the USPTO on June 7, 2019, was being rejected because of a likelihood of confusion with a similarly sounding name trademarked at, and in use from, an earlier date. The Company is appealing this USPTO Final Office Action but there can be no guarantee that the USPTO will find on appeal in favor of the Company. The Company is actively considering changing the name and may determine to do so prior to any appeal decision by the USPTO.

The COVID–19 Pandemic: In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty about the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company is in the process of evaluating if the pandemic will have a material impact on its operations.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2021	AERKOMM INC.

/s/ Louis Giordimaina
Name: Louis Giordimaina
Title: Chief Executive Officer

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer	March 24, 2021
Louis Giordimaina	(Principal Executive Officer)

/s/ Jeffrey Wun	President, Chief Technology Officer and Director	March 24, 2021
Jeffrey Wun

/s/ Y. Tristan Kuo	Chief Financial Officer	March 24, 2021
Y. Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ James J. Busuttil	Chairman	March 24, 2021
James J. Busuttil

/s/ Raymond Choy	Director	March 24, 2021
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	March 24, 2021
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	March 24, 2021
Colin Lim

/s/ Jan-Yung Lin	Director and Secretary	March 24, 2021
Jan-Yung Lin

/s/ Richmond Akumiah	Director	March 24, 2021
Richmond Akumiah