Form 10-Q
period 2021-03-31
Aerkomm Inc.
filed 2021-05-21
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 20, 2021, there were 9,637,051 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month Periods Ended March 31, 2021 (unaudited) and 2020 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three-Month Periods Ended March 31, 2021 (unaudited) and 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2021 (unaudited) and 2020 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$33,632	$584,591
Short-term investment	75,840	87,154
Inventories, net	6,657,107	5,211,427
Prepaid expenses and other current assets	2,259,690	1,637,195
Total Current Assets	9,026,269	7,520,367
Long-term Investment	3,634,809	4,305,556
Property and Equipment
Cost	2,809,941	2,806,420
Accumulated depreciation	(1,548,756)	(1,414,191)
	1,261,185	1,392,229
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	86,617	86,617
Net Property and Equipment	37,209,391	37,340,435
Other Assets
Restricted cash	3,211,511	3,210,000
Intangible asset, net	2,268,750	2,392,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	328,564	353,442
Deposits	117,897	119,436
Total Other Assets	7,402,056	7,550,712
Total Assets	$57,272,525	$56,717,070

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$2,742,171	$527,066
Accounts payable	1,874,339	1,874,339
Accrued expenses and other current liabilities	5,529,818	4,695,000
Long-term loan - current	10,260	10,171
Lease liability – current	378,659	357,880
Total Current Liabilities	10,535,247	7,464,456
Long-term Liabilities
Long-term bonds payable	9,265,659	9,218,094
Long-term loan – non-current	25,965	29,034
Lease liability – non-current	160,205	210,443
Prepayment from customer	762,000	762,000
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	10,214,829	10,220,571
Total Liabilities	20,750,076	17,685,027
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,487,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2021 and December 31, 2020	9,488	9,488
Additional paid in capital	74,485,381	73,160,616
Accumulated deficits	(36,611,959)	(32,383,833)
Accumulated other comprehensive loss	(1,360,461)	(1,754,228)
Total Stockholders’ Equity	36,522,449	39,032,043
Total Liabilities and Stockholders’ Equity	$57,272,525	$56,717,070

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month Periods ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net sales	$-	$-

Operating expenses	3,170,999	1,956,045

Loss from Operations	(3,170,999)	(1,956,045)

Non-operating loss
Unrealized investment loss	(624,738)	(80,684)
Foreign currency exchange loss	(370,504)	(320,701)
Others, net	(58,590)	(5,812)

Total Non-Operating Loss	(1,053,832)	(407,197)

Loss Before Income Taxes	(4,224,831)	(2,363,242)

Income Tax Expense	3,295	3,252

Net Loss	(4,228,126)	(2,366,494)

Other Comprehensive Income
Change in foreign currency translation adjustments	393,767	343,775

Total Comprehensive Loss	$(3,834,359)	$(2,022,719)

Net Loss Per Common Share:

Basic	$(0.4387)	$(0.2480)
Diluted	$(0.4387)	$(0.2480)

Weighted Average Shares Outstanding - Basic	9,637,051	9,540,891
Weighted Average Shares Outstanding - Diluted	9,637,051	9,540,891

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2020	9,391,729	$9,392	$69,560,529	$(23,271,687)	$(482,639)	$45,815,595
Stock compensation expense	-	-	464,827	-	-	464,827
Revaluation of stock warrant	-	-	(66,200)	-	-	(66,200)
Other comprehensive income	-	-	-	-	343,775	343,775
Net loss for the period	-	-	-	(2,366,494)	-	(2,366,494)
Balance as of March 31, 2020 (Unaudited)	9,391,729	$9,392	$69,959,156	$(25,638,181)	$(138,864)	$44,191,503

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Stock compensation expense	-	-	1,680,365	-	-	1,680,365
Revaluation of stock warrant	-	-	(355,600)	-	-	(355,600)
Other comprehensive income	-	-	-	-	393,767	393,767
Net loss for the period	-	-	-	(4,228,126)	-	(4,228,126)
Balance as of March 31, 2021 (Unaudited)	9,487,889	$9,488	$74,485,381	$(36,611,959)	$(1,360,461)	$36,522,449

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three-Month Period ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,228,126)	$(2,366,494)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	258,315	260,789
Stock-based compensation	1,680,365	464,827
Consulting expense adjustment to change in fair value of warrants	(355,600)	(66,200)
Unrealized investment loss	624,738	80,684
Amortization of bonds issuance costs	47,565	-
Changes in operating assets and liabilities:
Accounts receivable	-	451,130
Inventories	(1,445,680)	(1,256,423)
Prepaid expenses and other current assets	(622,495)	(537,262)
Deposits	1,539	59,896
Accounts payable	-	862,932
Accrued expenses and other current liabilities	886,719	1,044,429
Operating lease liability	(1,417)	23,683
Net Cash Used for Operating Activities	(3,154,077)	(978,009)

Cash Flows from Investing Activities
Proceeds from sales of short-term investment	6,102	-
Purchase of short-term investment	-	(198,239)
Purchase of property and equipment	(3,521)	(6,846)
Purchase of long-term investment	(680)	-
Net Cash Provided by (Used for) Investing Activities	1,901	(205,085)

Cash Flows from Financing Activities
Proceeds from short-term loan – related party	2,215,105	2,119,669
Payment on long-term loan	(2,980)	(2,580)
Payment on finance lease liability	(3,164)	(516)
Net Cash Provided by Financing Activities	2,208,961	2,116,573

Net Increase (Decrease) in Cash and Restricted Cash	(943,215)	933,479

Cash and Restricted Cash, Beginning of Period	3,794,591	976,829

Foreign Currency Translation Effect on Cash	393,767	343,775

Cash and Restricted Cash, End of Period	$3,245,143	$2,254,083

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,695	$1,651
Cash paid during the period for interest	$2,671	$1,833

Cash and Restricted Cash:
Cash	$33,632	$2,226,822
Restricted cash	3,211,511	27,261
Total	$3,245,143	$2,254,083

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

The Company has not generated significant revenues, excluding non-recurring revenues, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through ongoing public offerings, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. As of May 20, 2021, the Company borrowed approximately $1.5 million (unaudited) (NT$41,984,000) (unaudited) under the Loans from one of the Lenders.

On July 29, 2020, the Company filed an amendment to the Registration Statement on Form S-1, originally filed on April 30, 2020, with the Securities and Exchange Commission, or the SEC, pursuant to Section 5 of the Securities Act of 1933 to issue and sell up to 1,951,219 shares (approximately $47,276,000) of the Company’s common stock, at a per share price of €20.50 (approximately $24.23). The Form S-1 is subsequently amended on July 29, 2020, October 21, 2020 and November 5, 2020, and was declared effective on November 6, 2020. As of December 31, 2020, the Company closed a public offering with net proceeds of $1,667,080.

With the $20 million in Loans committed by the Lenders, the remaining amount of €38 million (not including the 15% over-subscription) to be raised from the effective S-1 and future fund raising, the Company believes its working capital will be adequate to sustain its operations for the next twelve months. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to the Company’s plan, such as the economic conditions, the competitive pricing in the connectivity industry, the Company’s operating results not continuing to deteriorate and the Company’s bank and shareholders being able to provide continued support.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2021 and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three-month periods are unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2021 and December 31, 2020, the total balance of cash in bank was fully insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,108,000 and $3,514,000 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three-month periods ended March 31, 2021 and 2020.

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

The carrying amounts of the Company’s cash and restricted cash, accounts receivable, other receivable, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on March 31, 2021. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2021.

Revenue Recognition

During 2019, the Company adopted the provisions of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation.

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to May 20, 2021, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been included in these consolidated financial statements.

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

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - Inventories

As of March 31, 2021 and December 31, 2020, inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Satellite equipment for sale under construction	$6,476,397	$4,669,297
Supplies	5,193	5,317
	6,481,590	4,674,614
Allowance for inventory loss	(5,193)	(5,317)
Net	6,476,397	4,669,297
Prepayment for inventory	180,710	542,130
Total	$6,657,107	$5,211,427

NOTE 5 - Property and Equipment

As of March 31, 2021 and December 31, 2020, the balances of property and equipment were as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Ground station equipment	$1,876,458	$1,876,458
Computer software and equipment	339,229	335,708
Satellite equipment	275,410	275,410
Vehicle	198,741	198,741
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,809,941	2,806,420
Accumulated depreciation	(1,548,756)	(1,414,191)
Net	1,261,185	1,392,229
Prepayments - land	35,861,589	35,861,589
Prepaid equipment	86,617	86,617
Net	$37,209,391	$37,340,435

On May 1, 2018, the Company and Aerkomm Taiwan entered into a binding memorandum of understanding with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. On July 10, 2018, the Company, Aerkomm Taiwan and the Seller entered into a certain real estate sales contract regarding this acquisition. Pursuant to the terms of the contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $33,850,000 as of December 31, 2018. On July 2, 2019, the Company paid the remaining purchase price balance of $624,462. As of March 31, 2021 and December 31, 2020, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021.

Depreciation expense was $134,565 (unaudited) and $137,039 (unaudited) for the three-month periods ended March 31, 2021 and 2020, respectively.

NOTE 6 – Long-term Investment

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related party, YuanJiu Inc. (YuanJiu) in a total amount of NT$141,175,000. YuanJiu is a listed company in Taiwan Stock Exchange and the stock title transfer is subject to certain restriction.

In the Stock Purchase Agreement, there was the restriction on the stock title transfer until May 13, 2021. As of May 20, 2021, the restriction on the stock transfer was released and the stock title transfer process is under review of Taiwan government and subject to the approval of Taiwan government. The parties agreed to transfer the title once approved. As of March 31, 2021 and December 31, 2020, the investment was recorded as prepayment for long-term investment and was approximately 10% ownership of YuanJiu. The Company intends to hold the investment for long-term purpose.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – Long-term Investment - Continued

As of March 31, 2021 and December 31, 2020, the fair value of the investment was as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Investment cost	$4,956,987	$5,027,600
Less: Allowance for value decline	(1,322,858)	(722,044)
Net	$3,634,129	$4,305,556

On March 24, 2021, the Company purchased additional 1,000 shares of YuanJiu’s common stock in a total amount of $680 (unaudited) from a related party.

NOTE 7 - Intangible Asset, Net

As of March 31, 2021 and December 31, 2020, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(2,681,250)	(2,557,500)
Net	$2,268,750	$2,392,500

Amortization expense was $123,750 (unaudited) for each of the three-month periods ended March 31, 2021 and 2020.

NOTE 8 – Short-term Investment and Restricted Cash

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated from the beginning of 2020, and the Company will pay the compensation of 20,000 euros in advance by semi-annual installments at the beginning of the semi-annual period of the agreement. The liquidity agreement has a term of one year and will be renewed automatically unless otherwise terminated by either party. As of March 31, 2021, the Company purchased 11,135 shares (unaudited) of its common stock with the fair value of $75,840 (unaudited). The securities were recorded as short-term investment with accumulated unrealized loss of $151,232. The remaining cash balance of $1,511 (€1,287) (unaudited) was recorded under restricted cash.

NOTE 9 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2021	2020
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.73 Years	2.01 Years
Finance lease	3.60 Years	3.84 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

Operating Leases

	March 31, 2021	December 31, 2020
	(Unaudited)
Right-of-use assets	$328,564	$353,442
Lease liability – current	$367,700	$346,870
Lease liability – non-current	$126,370	$173,308

Finance Leases

	March 31, 2021	December 31, 2020
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(16,121)	(13,098)
Property and equipment, net	$40,649	$43,672

Lease liability - current	$10,959	$11,010
Lease liability – non-current	33,835	37,135
Total finance lease liabilities	$44,794	$48,145

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2021 and 2020:

Operating Leases

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Lease expense	$57,932	$111,997
Sublease rental income	(2,826)	(2,754)
Net lease expense	$55,106	$109,243

Finance Leases

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$3,023	$3,090
Interest on lease liabilities	451	516
Total finance lease cost	$3,474	$3,606

Supplemental cash flow information related to leases for the three-month periods ended March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$45,085	$65,420
Operating cash outflows from finance lease	$2,713	$2,952
Financing cash outflows from finance lease	$451	$516
Leased assets obtained in exchange for lease liabilities:
Operating leases	$27,288	$15,441

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 - Operating and Finance Leases - Continued

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
April 1, 2021 – March 31, 2022	$47,848	$333,719	$381,567
April 1, 2022 – March 31, 2023	11,962	103,609	115,571
April 1, 2023 – March 31, 2024	-	14,876	14,876
Total lease payments	$59,810	$452,204	$512,014
Less: Imputed interest	(2,326)	(15,618)	(17,944)
Present value of lease liabilities	$57,484	$436,586	$494,070
Current portion	(45,641)	(322,059)	(367,700)
Non-current portion	$11,843	$114,527	$126,370

Finance Leases

Total
(Unaudited)
April 1, 2021 – March 31, 2022	$12,480
April 1, 2022 – March 31, 2023	12,480
April 1, 2023 – March 31, 2024	12,480
April 1, 2024 – March 31, 2025	10,791
Total lease payments	$48,231
Less: Imputed interest	(3,437)
Present value of lease liabilities	$44,794
Current portion	(10,959)
Non-current portion	$33,835

NOTE 10 - Short-term Loan

In 2021, the Company entered into a loan agreement in the amount of $423,225 with one of the Company’s insurance service provider in order to pay the Company’s insurance premium. The loan matures on September 25, 2021 with annual interest rate of 3.3%. The Company is required to make the installment payment monthly. Future installment payments as of March 31, 2021 are $297,476.

NOTE 11 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of March 31, 2021 are as follows:

Twelve months ending March 31,	(Unaudited)
2022	$13,336
2023	13,336
2024	13,336
2025	2,223
Total installment payments	42,231
Less: Imputed interest	(6,006)
Present value of long-term loan	36,225
Current portion	(10,260)
Non-current portion	$25,965

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – Long-term Bonds Payable and Restricted Cash

On December 3, 2020, the Company closed a private placement offering consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bonds (the “Zero Coupon Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds (the “Coupon Bonds”), both due on December 2, 2025 (collectively the “Bonds”). Unless previously redeemed, converted or repurchased and cancelled, the Zero-Coupon Bonds will be redeemed on December 2, 2025 at 105.11% of their principal amount and the Coupon Bonds will be redeemed on December 2, 2025 at 100% of their principal amount plus any accrued and unpaid interest. The Coupon Bonds will bear interest from and including December 2, 2020 at the rate of 7.5% per annum. Interest on the Coupon Bonds is payable semi-annually in arrears on June 1 and December 1 each year, commencing on June 1, 2021.

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholder with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of March 31, 2021 and December 31, 2020, and the Deposit was recorded as restricted cash.

As of March 31, 2021 and December 31, 2020, the long-term bonds payable consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(934,341)	(981,906)
Net	$9,265,659	$9,218,094

NOTE 13 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2021 and December 31, 2020, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2021, the project is still ongoing.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Income Taxes

Income tax expense for the three-month periods ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Current:	(Unaudited)	(Unaudited)
Federal	$-	$-
State	1,600	1,600
Foreign	1,695	1,652
Total	$3,295	$3,252

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(1,091,340)	$(615,289)
Net operating loss carryforwards (NOLs)	(113,227)	237,659
Foreign investment losses	451,534	135,438
Stock-based compensation expense	357,400	97,600
Amortization expense	22,630	12,716
Accrued payroll	61,900	45,100
Unrealized exchange losses	299,703	80,676
Others	14,695	9,352
Tax expense at effective tax rate	$3,295	$3,252

Deferred tax assets (liability) as of March 31, 2021 and December 31, 2020 consist approximately of:

	March 31, 2021	December 31, 2020
	(Unaudited)
Net operating loss carryforwards (NOLs)	$8,302,000	$8,018,000
Stock-based compensation expense	2,500,000	2,024,000
Accrued expenses and unpaid expense payable	382,000	309,000
Tax credit carryforwards	68,000	68,000
Unrealized investment loss	266,000	144,000
Unrealized exchange losses (gain)	80,000	(193,000)
Excess of tax amortization over book amortization	(505,000)	(577,000)
Others	(140,000)	(173,000)
Gross	10,953,000	9,620,000
Valuation allowance	(10,953,000)	(9,620,000)
Net	$-	$-

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Income Taxes - Continued

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,333,000 (unaudited) for the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $17,107,000 (unaudited) and $16,743,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2021 and December 31, 2020, the Company had State NOLs of approximately $26,363,000 (unaudited) and $27,461,000 respectively, available to reduce future state taxable income, expiring in 2041.

As of March 31, 2021 and December 31, 2020, the Company has Japan NOLs of approximately $369,000 (unaudited) and $392,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of March 31, 2021 and December 31, 2020, the Company has Taiwan NOLs of approximately $1,433,000 (unaudited) and $2,405,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of March 31, 2021 and December 31, 2020, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2021 and December 31, 2020, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 15 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2021, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of March 31, 2021 and December 31, 2020, the restricted shares consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 - Capital Stock – Continued

3)	Stock Warrant:

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

For the three-month periods ended March 31, 2021 and 2020, the Company recorded decrease of $355,600 and $66,200, respectively, in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

NOTE 16 - Major Vendor

The Company has one unrelated major vendor, which represents 10% or more of the total purchases of the Company for the three-month periods ended March 31, 2021 and 2020. Purchase from the vendor was $0 and $1,256,423 for the three-month periods ended March 31, 2021 and 2020, respectively, and account payable to the vendor was $1,874,339 and $1,775,662 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 17 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Yuan Jiu Inc. (“Yuan Jiu”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is the sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a stockholder, is the Chairman

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Unaudited)
Inventory prepayment to Yuan Jiu[1]	$180,710	$542,130

Loan from WTL[2]	$2,444,695	$527,066
Other payable to:
AATWIN[3]	$201,061	$146,673
Interest payable to WTL[2]	25,225	7,623
Others[4]	355,103	296,890
Total	$581,389	$451,186
Lease liability to WWI[5]	$57,484	$68,661

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 17 - Related Party Transactions - Continued

1.	Represents inventory prepayment paid to Yuan Jiu. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Yuan Jiu to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Yuan Jiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of PO1 and received the inventory with aggregate value of $1,807,100.

2.	The Company has loans from WTL due to operational needs under the Loans (Note 1). The original loan amount was approximately $2.64M (NTD 80,000,000). The loan agreement, with an interest rate of 5% per annum, will terminate on December 31, 2021. The Company has repaid approximately $0.24M (NTD 10,375,000) of the outstanding loan amount as of March 31, 2021. As of May 20, 2021, the Company borrowed approximately additional $1.5M (unaudited) (NTD 41,984,000) (unaudited) from WTL under the loans.

3.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000) and will be expired December 31, 2021.

4.	Represents payable to employees as a result of regular operating activities.

5.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of $450. The lease term was from July 1, 2020 to June 30, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2018 to June 27, 2020 with a monthly rental cost of HKD 29,897 (approximately $3,847). The Company renewed the lease on June 27, 2020 and the current lease term is from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829).

b.	For the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Purchase from Yuan Jiu[1]	$1,807,100	$-
Consulting expense charged by AATWIN[3]	54,388	50,111
Interest expense charged by WTL[2]	17,951	3,987
Rental expense charged by WWI[5]	11,988	11,542
Rental income from EESqaure JP6	(2,826)	(2,754)

6.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

NOTE 18 - Stock Based Compensation

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

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan” and together with the Aircom 2015 Plan, the “Plans”) and the reservation of 1,000,000 shares of common stock for issuance under the Aerkomm 2017 Plan. On June 23, 2017, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,000,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of the Company, as determined by the Compensation Committee of the Board of Directors (or, prior to the establishment of the Compensation Committee on January 23, 2018, the Board of Directors).

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

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

On September 16, 2018, the Compensation Committee approved to issue options for 4,000 shares under the Aerkomm 2017 Plan to one of the Company’s independent directors. These options shall be vested immediately.

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

On January 23, 2021, the Board of Directors approved to issue options for an aggregate of 12,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 4,000 shares each. All of these options shall vest 1/12th each month for the next 12 months at the end of each month up to December 2021. On January 23, 2021, the Board of Directors approved to issue options for 2,000 shares under the Aerkomm 2017 Plan to one of the Company’s consultants for service provided in 2020. These options vested immediately.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

Option price is determined by the Compensation Committee. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,680,365 and $464,827 for the three-month periods ended March 31, 2021 and 2020, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in three-month period ended March 31, 2021 and year ended December 31, 2020 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% – 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0 - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2020	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2021 (unaudited)	932,262	0.4081	0.1282

There are no unvested stock awards under Aircom 2014 Plan for the three-month period ended March 31, 2021 and the year ended December 31, 2020.

Of the shares covered by options outstanding as of March 31, 2021, 932,262 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2021, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.0067	820,391	3.92	$0.0067	820,391	3.92	$0.0067
3.3521	111,871	5.25	3.3521	111,871	5.25	3.3521
	932,262	4.08	0.4081	932,262	4.08	0.4081

As of March 31, 2021, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the three-month periods ended March 31, 2021 and 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	719,400	$14.4889	$9.2431
Granted	290,997	8.3880	9.6359
Exercised	-	-	-
Forfeited/Cancelled	(18,000)	11.8067	7.3457
Options outstanding at December 31, 2020	992,397	12.7486	9.3927
Granted	14,000	7.2465	5.5352
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2021 (unaudited)	1,006,397	12.6721	8.3967

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three-month period ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2020	340,128	$7.8313
Granted	290,997	9.6359
Vested	(186,209)	9.3191
Forfeited/Cancelled	(6,625)	4.0779
Options unvested at December 31, 2020	438,291	8.4541
Granted	14,000	5.5352
Vested	(290,997)	6.3107
Forfeited/Cancelled	-	-
Options unvested at March 31, 2021 (unaudited)	161,294	6.1881

Of the shares covered by options outstanding under the Aircom 2017 Plan as of March 31, 2021, 845,103 are now exercisable; 131,944 shares will be exercisable for the twelve-month period ending March 31, 2022; 29,350 shares will be exercisable for the twelve-month period ending March 31, 2023. Information related to stock options outstanding and exercisable at March 31, 2021, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96	327,000	8.26	$3.9600	245,250	8.26	$3.9600
7.00 – 9.00	310,997	9.67	8.2766	301,997	9.67	8.3073
11.00 – 14.20	103,400	8.47	11.4426	58,856	8.41	11.7465
20.50 – 27.50	141,000	6.66	24.3638	115,000	6.55	25.2374
30.00 – 35.00	124,000	6.25	34.4012	124,000	6.25	34.4012
	1,006,397	8.24	12.6721	845,103	8.25	13.4177

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

As of March 31, 2021, total unrecognized stock-based compensation expense related to stock options was approximately $504,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.12 years. No option was exercised during the three-month period ended March 31, 2021 and the year ended December 31, 2020.

NOTE 19 - Commitments

As of March 31, 2021, the Company’s significant commitment is summarized as follows:

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 19 – Commitments - Continued

Shenzhen Yihe: On June 20, 2018, the Company entered into the Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, the Company paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, the Company filed an arbitration action with the Shenzhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of its RMB 8 million payment to Yihe. The Company received notice from the Arbitration Court on October 16, 2020 of receipt of its arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration and the fees were paid on October 28, 2020. The Company intend to aggressively pursue this matter. As of March 31, 2021, the Company reclassified this prepayment to Other Receivable and provided an allowance for the full amount of $1,155,623 under non-operating loss.

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

NOTE 19 – Subsequent Events

2021 Yuanjiu MOU: On April 18, 2021, the Company entered into a memorandum of understanding with YuanJiu, which the Company refer to as the 2021 YuanJiu MOU, pursuant to which YuanJiu will serve the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. The ACC is a portable inflight entertainment, or IFE, box intranet server which will provide to passengers’ personal entertainment devices pre-loaded videos, news, music and games, on demand. According to the terms of the 2021 YuanJiu MOU, YuanJiu will purchase and pay for units of ACC, the related Rayfin software and two and one-half years of maintenance from third party manufacturers for installation on aircraft owned by airlines with which the Company contract for the sale of ACC.  The Company will pay YuanJiu a to-be-determined share of the profits generated through the future operation of the Air Cinema Cubes.  YuanJiu will perform it services under the 2021 YuanJiu MOU as an independent contractor until December 31, 2024, unless the 2021 YuanJiu MOU is terminated earlier according to its terms.  Specific terms of the profit-sharing arrangement with YuanJiu are subjected to future negotiation. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu.

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

Overview

With advanced technologies and a unique business model, we, as a development stage service provider of IFEC solutions, intend to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as seat-back display, as well as on passengers’ own personal devices. We also expect to provide content management services and e-commerce solutions related to our IFEC solutions.

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

Our total sales were $0 and $0 for the three months ended March 31, 2021 and the year ended December 31, 2020.

Business Development

We are actively working with prospective airline customers to provide services to their passengers utilizing the Airbus certified AERKOMM K++ system. We have entered into non-binding memoranda of understanding with a number of airlines, including Air Malta Airlines of Malta and Onur Air of Turkey. There can be no assurances, however, that these will lead to actual purchase agreements.

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

Our AERKOMM K++ system will contain a low-profile radome (that is, a dome or similar structure protecting our radio equipment) containing two Ka-band antennas, one for transmitting and the other for receiving, and will comply with the ARINC 791 standard of Aeronautical Radio, Incorporated. Our AERKOMM K++ system also meets Airbus Design Organization Approval.

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

Recent Events

Preliminary Prospectus Filling with Euronext

On April 1, 2021, we filed a preliminary draft prospectus (the “Prospectus”) with Euronext in Paris, a regulated market of Euronext Paris S.A. ("Euronext Paris"), in connection with our application for the listing and the admission to trading of our common stock, $0.001 par value per share (the “Common Stock”), on the regulated market of Euronext Paris (Compartment C). The Common Stock is currently listed and traded on the Professional Segment of Euronext Paris and we now desire to upgrade the listing to the regulated market.

Shares of the Common Stock will be offered in Europe through a final Prospectus only after the Prospectus is filed with, and approved by, the Authorité des Marches Financiers (AMF) and Euronext. Shares of the Common Stock to be offered through the Prospectus will not be registered in the United States under the U.S. Securities Act of 1933, as amended (the “Securities Act”), or with any state securities authorities and may not be offered and sold within the United States or to any U.S. person (as that term is defined in Regulation S under the Securities Act) except pursuant to an exemption from the registration requirements of the Securities Act and in compliance with applicable state securities laws.

Short-term Borrowing

Two of our current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in our subsidiary, Aerkomm Taiwan, to pay the outstanding payable to our vendors. As of May 20, 2021, the Company borrowed approximately $1.5 million (NT$41,984,000) under the Loans from one of the Lenders.

2021 YuanJiu MOU

On April 18, 2021, we entered into a memorandum of understanding with YuanJiu, which we refer to as the 2021 YuanJiu MOU, pursuant to which Yuanjiu will serve as the exclusive service provider to us in Asia with respect to the installation and service of our Aerkomm AirCinema Cube (“AAC”) product and the related software platform (“Rayfin”) on which AAC will operate. The AAC is a portable inflight entertainment, or IFE, box intranet server which will provide to passengers’ personal entertainment devices pre-loaded videos, news, music and games, on demand. According to the terms of the 2021 YuanJiu MOU, YuanJiu will purchase and pay for units of AAC, the related software and two and one-haft years of maintenance from third party manufacturers for installation on aircraft owned by airlines with which we contract for the sale of the AirCinema Cube.  We will pay YuanJiu a to-be-determined share of the profits generated through the future operation of ACC.  YuanJiu will perform it services under the 2021 YuanJiu MOU as an independent contractor until December 31, 2024, unless the 2021 YuanJiu MOU is terminated earlier according to its terms.  Specific terms of the profit-sharing arrangement with YuanJiu are subjected to future negotiation. Albert Hsu, a member of our board of directors, is the Chairman of YuanJiu.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations during the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
	2021	2020	$	%
Sales	$-	$-	$-	-
Cost of sales	-	-	-	-
Operating expenses	3,170,999	1,956,045	1,214,954	62.1%
Loss from operations	(3,170,999)	(1,956,045)	(1,214,954)	62.1%
Net non-operating expense	(1,053,832)	(407,197)	(646,635)	158.8%
Loss before income taxes	(4,224,831)	(2,363,242)	(1,861,589)	78.8%
Income tax expense	3,295	3,252	43	1.3%
Net Loss	(4,228,126)	(2,366,494)	(1,861,632)	78.7%
Other comprehensive income (loss)	393,767	343,775	49,992	14.5%
Total comprehensive loss	$(3,834,359)	$(2,022,719)	$(1,811,640)	89.6%

Revenue. Our total revenue was $0 for both the three-month periods ended March 31, 2021 and 2020 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the periods

Cost of sales. Our cost of sales was $0 for both the three-month periods ended March 31, 2021 and 2020 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,214,954, or 62.1%, to $3,170,999 for the three-month period ended March 31, 2021, from $1,956,045 for the three-month period ended March 31, 2020. Such increase was mainly due to an increase in stock-based compensation expense, accounting and auditing fees, payroll and related expense and director and officer insurance expense of $1,215,538, $214,570, $149,840 and $75,820, respectively, which was offset by the decreases in consulting fee and amortization expense of $325,905 and $34,066.

Net non-operating expense. We had $1,053,832 in net non-operating expense for the three-month period ended March 31, 2021, as compared to net non-operating expense of $407,197 for the three-month period ended March 31, 2020. Net non-operating expense in the three-month period ended Mach 31, 2021 represents loss on foreign exchange translation of $370,504, unrealized loss from the transactions of our liquidity contract and prepaid investment of $624,738, other financing cost due to amortization of convertible bonds issuing cost of $47,566 and net interest expense of $24,019, which was offset by the employment subsidy from Japanese government of $11,178. The net non-operating expense in the three-month period ended March 31, 2020 includes a foreign exchange translation loss of $320,701, unrealized loss from the transactions of our liquidity contract of $80,684 and interest expense of $5,821.

Loss before income taxes. Our loss before income taxes increased by $1,861,589, or 78.8%, to $4,224,831 for the three-month period ended March 31, 2021, from a loss of $2,363,242 for the three-month period ended March 31, 2020, as a result of the factors described above.

Income tax expense. Income tax expense was $3,295 for the three-month period ended March 31, 2021, as compared to the income tax expense of $3,252 for the three-month period ended March 31, 2020.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,811,640, or 89.6%, to $3,834,359 for the three-month period ended March 31, 2021, from $2,022,719 for the three-month period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $33,632 and restricted cash of $3,211,511. To date, we have financed our operations primarily through cash proceeds from financing activities, including from our completed 2018/2019 public offering and 2020 ongoing public offering, issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used for) operating activities	$(3,154,757)	$(978,009)
Net cash provided by (used for) investing activity	2,581	(205,085)
Net cash provided by financing activity	2,208,961	2,116,573
Net increase (decrease) in cash and cash equivalents	(943,215)	933,479
Cash at beginning of year	3,794,591	976,829
Foreign currency translation effect on cash	393,767	343,775
Cash at end of year	$3,245,143	$2,254,083

Operating Activities

Net cash used for operating activities was $3,154,757 for the three months ended March 31, 2021, as compared to $978,009 for the three months ended March 31, 2020. In addition to the net loss of $4,249,653, the increase in net cash used for operating activities during the three-month period ended March 31, 2021 was mainly due to increase in inventory and prepaid expenses and other current assets of $1,445,680 and $622,495, respectively, offset by the increase in accrued expense and other current liabilities of $834,818. In addition to the net loss of $2,366,494, the increase in net cash used for operating activities during the three-month period ended March 31, 2020 was mainly due to increase in inventory and prepaid expenses and other current assets of $1,256,423 and $537,262, respectively, offset by the decrease in accounts receivable and increase in accounts payable and accrued expense and other current liabilities of $451,130, $862,932 and $1,041,102, respectively.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $2,581 as compared to net cash used by investing activities of $205,085 for the three months ended March 31, 2020. The net cash provided by investing activities for the three months ended March 31, 2021 was mainly for the proceeds from disposal of trading security of $6,102, which was offset by the purchase of property and equipment of $3,521.  The net cash used for investing activities for the three months ended March 31, 2020 was mainly for the purchase of trading securities and the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was $2,208,961 and $2,116,573, respectively. Net cash provided by financing activities for the three months ended March 31, 2021 were mainly attributable to proceeds from the increase in short-term loans in the amount of $2,215,105. Net cash provided by financing activities for the three months ended March 31, 2020 were mainly attributable to net proceeds from the borrowing of short-term loan from an affiliate in the amount of $2,119,669.

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

On December 31, 2020, we entered into an underwriting agreement (the “Underwriting Agreement-Invest Securities”) with Invest Securities SA (“Invest-Securities”) in connection with the public offering (“2020/2021 Offering”), issuance and sale of up to 1,951,219 shares of the Company’s common stock on a best-efforts basis at the public offering price of €20.50 (approximately $25.07) per share, less underwriting discounts, for up to a maximum of €40 million (approximately $48.9 million). As of May 20, 2021, pursuant to the Underwriting Agreement-Invest Securities, we had completed our first closing and issued an aggregate of 96,160 shares of common stock for gross proceeds of €1.97 million (approximately $2.41 million), or net proceeds of €1.4 million (approximately $1.7 million).

The Company has not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2018, and will incur additional expenses as a result of being a public reporting company. For the three-month period ended March 31, 2021, the Company incurred a comprehensive loss of $3,855,886 and had a negative working capital of $1,508,978 as of March 31, 2021. Currently, the Company has taken measures, as discussed above, that management believes will improve its financial position by financing activities, including through our ongoing public offering, short-term and long-term borrowings and fund raisings. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to our plan, such as the economic conditions, the competitive pricing in the connectivity industry, our operating results not continuing to deteriorate and our bank and shareholders being able to provide continued supports.

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

Capital expenditures for the three months ended March 31, 2021 and 2020 were $2,581 and $205,085, respectively.

We anticipate an increase in capital spending in our fiscal year ended December 31, 2021 and estimate that capital expenditures will range from $10 million to $50 million as we begin airborne equipment installations and continue to execute our expansion strategy. We expect to raise these funds through our planned public offering, the registration statement for which is currently under review by the SEC, and/or through other sources of equity or debt financings. There can be no assurance, however, that our planned public offering will proceed successfully, if at all, or that we will be able to raise the required funds through other means on acceptable terms to us, if at all.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2020 and 2019, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,108,000 and $3,514,000 as of March 31, 2021 and December 31, 2020, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2021 and 2020, we incurred approximately $0 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2021 and 2020.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2021.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021, and further referenced below, which we are still in the process of remediating as of March 31, 2021, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2021 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on March 24, 2021.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Form 10-K filed on March 30, 2020)
10.1*	Memorandum of Understanding for an Independent Contractor Agreement dated April 18, 2021 by and between the Registrant and Yuanjiu Inc.
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2021	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)