Form 10-Q
period 2021-06-30
Aerkomm Inc.
filed 2021-08-23
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 19, 2021, there were 9,637,051 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2021 (unaudited) and 2020 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six-Month Periods Ended June 30, 2021 (unaudited) and 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2021 (unaudited) and 2020 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$40,487	$584,591
Short-term investment	60,493	87,154
Inventories, net	6,807,797	5,211,427
Prepaid expenses and other current assets	1,992,959	1,637,195
Total Current Assets	8,901,736	7,520,367
Long-term Investment	3,709,042	4,305,556
Property and Equipment
Cost	2,787,510	2,806,420
Accumulated depreciation	(1,681,178)	(1,414,191)
	1,106,332	1,392,229
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	86,617	86,617
Net Property and Equipment	37,054,538	37,340,435
Other Assets
Restricted cash	3,210,000	3,210,000
Intangible asset, net	2,145,000	2,392,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	279,414	353,442
Deposits	117,914	119,436
Total Other Assets	7,227,662	7,550,712
Total Assets	$56,892,978	$56,717,070

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$1,544,759	$527,066
Accounts payable	1,874,339	1,874,339
Accrued expenses and other current liabilities	6,621,781	4,695,000
Prepayment from customer - current	1,611,357	-
Long-term loan - current	10,732	10,171
Lease liability – current	417,437	357,880
Total Current Liabilities	12,080,405	7,464,456
Long-term Liabilities
Long-term bonds payable	9,313,753	9,218,094
Long-term loan – non-current	23,713	29,034
Lease liability – non-current	112,409	210,443
Prepayment from customer – non-current	762,000	762,000
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	10,212,875	10,220,571
Total Liabilities	22,293,280	17,685,027
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,487,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of June 30, 2021 and December 31, 2020	9,488	9,488
Additional paid in capital	74,622,712	73,160,616
Accumulated deficits	(38,147,860)	(32,383,833)
Accumulated other comprehensive loss	(1,884,642)	(1,754,228)
Total Stockholders’ Equity	34,599,698	39,032,043
Total Liabilities and Stockholders’ Equity	$56,892,978	$56,717,070

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month and Six-Month Periods ended June 30, 2021 and 2020

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$72,000	$-	$72,000	$-

Cost of Sales	43,878	-	43,878	-

Gross Profit	28,122	-	28,122	-

Operating Expenses	1,996,515	2,686,549	5,167,514	4,642,594

Loss from Operations	(1,968,393)	(2,686,549)	(5,139,392)	(4,642,594)

Non-Operating Income (Loss)

Foreign currency exchange gain	512,418	536,461	141,914	215,760
Unrealized investment income (loss)	(18,742)	20,514	(643,480)	(60,170)
Other income (loss), net	(61,210)	8,379	(119,800)	2,567

Net Non-Operating Income (Loss)	432,466	565,354	(621,366)	158,157

Loss before Income Taxes	(1,535,927)	(2,121,195)	(5,760,758)	(4,484,437)

Income Tax Expense	(26)	11	3,269	3,263

Net Loss	(1,535,901)	(2,121,206)	(5,764,027)	(4,487,700)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(524,181)	(571,592)	(130,414)	(227,817)

Total Comprehensive Loss	$(2,060,082)	$(2,692,798)	$(5,894,441)	$(4,715,517)

Net Loss Per Common Share:

Basic	$(0.1594)	$(0.2223)	$(0.5981)	$(0.4704)
Diluted	$(0.1594)	$(0.2223)	$(0.5981)	$(0.4704)

Weighted Average Shares Outstanding - Basic	9,637,051	9,540,891	9,637,051	9,540,891
Weighted Average Shares Outstanding - Diluted	9,637,051	9,540,891	9,637,051	9,540,891

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three-Month and Six-Month Periods ended June 30, 2021 and 2020

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of January 1, 2020	9,391,729	$9,392	$69,560,529	$(23,271,687)	$(482,639)	$45,815,595
Stock compensation expense	-	-	464,827	-	-	464,827
Revaluation of stock warrant	-	-	(66,200)	-	-	(66,200)
Other comprehensive income	-	-	-	-	343,775	343,775
Net loss for the period	-	-	-	(2,366,494)	-	(2,366,494)
Balance as of March 31, 2020 (Unaudited)	9,391,729	$9,392	$69,959,156	$(25,638,181)	$(138,864)	$44,191,503

Stock compensation expense	-	-	448,987	-	-	448,987
Revaluation of stock warrant	-	-	455,500	-	-	455,500
Other comprehensive loss	-	-	-	-	(571,592)	(571,592)
Net loss for the period	-	-	-	(2,121,206)	-	(2,121,206)
Balance as of June 30, 2020 (unaudited)	9,391,729	$9,392	$70,863,643	$(27,759,387)	$(710,456)	$42,403,192

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Stock compensation expense	-	-	1,680,365	-	-	1,680,365
Revaluation of stock warrant	-	-	(355,600)	-	-	(355,600)
Other comprehensive income	-	-	-	-	393,767	393,767
Net loss for the period	-	-	-	(4,228,126)	-	(4,228,126)
Balance as of March 31, 2021 (Unaudited)	9,487,889	$9,488	$74,485,381	$(36,611,959)	$(1,360,461)	$36,522,449

Stock compensation expense	-	-	179,331	-	-	179,331
Revaluation of stock warrant	-	-	(42,000)	-	-	(42,000)
Other comprehensive loss	-	-	-	-	(524,181)	(524,181)
Net loss for the period	-	-	-	(1,535,901)	-	(1,535,901)
Balance as of June 30, 2021 (Unaudited)	9,487,889	$9,488	$74,622,712	$(38,147,860)	$(1,884,642)	$34,599,698

See accompanying notes to the consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six-Month Period ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,764,027)	$(4,487,700)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	515,984	521,126
Stock-based compensation	1,859,696	913,814
Consulting expense adjustment from change in fair value of warrants	(397,600)	389,300
Unrealized losses on trading security	643,480	60,170
Amortization of bonds issuance costs	95,659	-
Changes in operating assets and liabilities:
Accounts receivable	-	451,130
Inventories	(1,575,436)	(1,811,443)
Prepaid expenses and other current assets	(355,764)	90,401
Deposits	1,522	(200)
Accounts payable	-	961,610
Accrued expenses and other current liabilities	1,908,033	1,280,837
Prepayment from customer	1,611,357	-
Operating lease liability	38,715	107,020
Net Cash Used for Operating Activities	(1,418,381)	(1,523,935)

Cash Flows from Investing Activities
Purchase of trading security	(877)	(157,756)
Purchase of property and equipment	(3,521)	(28,924)
Purchase of long-term investment	(680)	-
Net Cash Used for Investing Activities	(5,078)	(186,680)

Cash Flows from Financing Activities
Proceeds from short-term loans	1,017,693	1,385,411
Payment on long-term loan	(4,760)	(3,568)
Payment on finance lease liability	(3,164)	(5,926)
Net Cash Provided by Financing Activities	1,009,769	1,375,917

Net Decrease in Cash and Restricted Cash	(413,690)	(334,698)

Cash and Restricted Cash, Beginning of Period	3,794,591	976,829

Foreign Currency Translation Effect on Cash	(130,414)	(227,817)

Cash and Restricted Cash, End of Period	$3,250,487	$414,314

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,269	$1,651
Cash paid during the period for interest	$18,679	$3,373

Cash and Restricted Cash:
Cash	$40,487	$346,570
Restricted cash	3,210,000	67,744
Total	$3,250,487	$414,314

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

With the $20 million in Loans committed by the Lenders and the remaining amount of €38 million (not including the 15% over-subscription) to be raised from the effective S-1 and future fund raising, the Company believes its working capital will be adequate to sustain its operations for the next twelve months. However, there is no assurance that management will be successful in furthering the Company’s business plan, especially if the Company is not able to raise additional capital in its registered public offering or from other sources. There are a number of additional factors that could potentially arise that could result in shortfalls in the Company’s business plan, such as general worldwide economic conditions, competitive pricing in the connectivity industry, the continuing impact of the COVID 19 pandemic, the Company’s operating results continuing to deteriorate and the Company’s banks and shareholders not being able to provide continued financial support.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2021 and the results of operations and cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three-month periods are unaudited. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2021 and December 31, 2020, the total balance of cash in bank was fully insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,107,000 and $3,514,000 as of June 30, 2021 and December 31, 2020, respectively.

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

Long-term Investment

Long-term investment includes holdings of marketable equity securities with less than 20% of ownership of the investee. Marketable equity securities include equity securities which are initially recognized at fair value plus transaction costs that are directly attributable to the acquisition. Changes in fair value from subsequent remeasurement are reported under non-operating income in the Company’s statement of income. The cost of the securities sold is based on the weighted average cost method. Stock dividends from the investment are included to recalculate the cost basis of the investment based on the total number of shares.

Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as its intent and ability to hold the investment, for recording an impairment loss.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the six-month period ended June 30, 2021 and 2020.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on June 30, 2021. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2021.

Revenue Recognition

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to August [*], 2021, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been included in these consolidated financial statements.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the six-month period ended June 30, 2021.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 – Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of June 30, 2021, the Company had purchased 11,604 shares (unaudited) of its common stock with the fair value of $60,493 (unaudited). The securities were recorded as short-term investment with an accumulated unrealized loss of $168,767.

NOTE 5 - Inventories

As of June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Satellite equipment for sale under construction	$6,476,397	$4,669,297
Supplies	5,192	5,317
	6,481,589	4,674,614
Allowance for inventory loss	(5,192)	(5,317)
Net	6,476,397	4,669,297
Prepayment for inventory	331,400	542,130
Total	$6,807,797	$5,211,427

NOTE 6 - Property and Equipment

As of June 30, 2021 and December 31, 2020, the balances of property and equipment were as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Ground station equipment	$1,854,027	$1,876,458
Computer software and equipment	339,229	335,708
Satellite equipment	275,410	275,410
Vehicle	198,741	198,741
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,787,510	2,806,420
Accumulated depreciation	(1,681,178)	(1,414,191)
Net	1,106,332	1,392,229
Prepayments - land	35,861,589	35,861,589
Prepaid equipment	86,617	86,617
Net	$37,054,538	$37,340,435

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of June 30, 2021 and December 31, 2020, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of August 20, 2021, the license applications are still in progress.

Depreciation expense was $133,919 (unaudited) and $136,587 (unaudited) for the three-month periods ended June 30, 2021 and 2020, respectively, and $268,484 (unaudited) and $273,626 (unaudited) for the six-month periods ended June 30, 2021 and 2020, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – Long-term Investment

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related parties, YuanJiu Inc. (YuanJiu) in a total amount of NT$141,175,000. YuanJiu is a listed company in Taiwan Stock Exchange and the stock title transfer is subject to certain restrictions. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu. On July 19, 2021, YuanJiu Inc. changed its name to “EJECTT INC.”

In the Stock Purchase Agreement, there was a restriction on the stock title transfer until May 13, 2021. As of August 12, 2021, this restriction on the stock transfer was released and the stock title transfer process has been completed. As of June 30, 2021 and December 31, 2020, this investment totaled approximately a 10% ownership of YuanJiu. The Company intends to hold this investment for long-term purposes.

On March 24, 2021, the Company purchased additional 1,000 shares of YuanJiu’s common stock for a total amount of $694 (unaudited) from a related party.

As of June 30, 2021 and December 31, 2020, the fair value of the investment was as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Investment cost	$5,058,917	$5,027,600
Less: Allowance for value decline	(1,349,875)	(722,044)
Net	$3,709,042	$4,305,556

NOTE 8 - Intangible Asset, Net

As of June 30, 2021 and December 31, 2020, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(2,805,000)	(2,557,500)
Net	$2,145,000	$2,392,500

Amortization expense was $123,750 (unaudited) and $123,750 (unaudited) for the three-month periods ended June 30, 2021 and 2020, respectively, and $247,500 (unaudited) and $247,500 (unaudited) for the six-month periods ended June 30, 2021 and 2020, respectively.

NOTE 9 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2021	2020
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.03 Years	2.01 Years
Finance lease	3.35 Years	3.84 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

Operating Leases

	June 30, 2021	December 31, 2020
	(Unaudited)
Right-of-use assets	$279,414	$353,442

Lease liability – current	$406,146	$346,870
Lease liability – non-current	80,746	173,308
Total operating lease liabilities	$486,892	$520,178

Finance Leases

	June 30, 2021	December 31, 2020
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(19,156)	(13,098)
Property and equipment, net	$37,615	$43,672

Lease liability - current	$11,291	$11,010
Lease liability – non-current	31,663	37,135
Total finance lease liabilities	$42,954	$48,145

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the six-month periods ended June 30, 2021 and 2020:

Operating Leases

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$54,658	$108,348	$112,590	$220,345
Sublease rental income	(2,737)	(2,791)	(5,563)	(5,545)
Net lease expense	$51,921	$105,557	$107,027	$214,800

Finance Leases

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$3,034	$2,841	$6,057	$5,932
Interest on lease liabilities	429	496	880	1,012
Total finance lease cost	$3,463	$3,337	$6,937	$6,944

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2021 and 2020 is as follows:

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$64,517	$93,689
Operating cash outflows from finance lease	$5,462	$5,926
Financing cash outflows from finance lease	$878	$1,012
Leased assets obtained in exchange for lease liabilities:
Operating leases	$28,197	$261,781

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
July 1, 2021 – June 30, 2022	$55,757	$361,327	$417,084
July 1, 2022 – June 30, 2023	-	83,155	83,155
July 1, 2023 – June 30, 2024	-	-	-
Total lease payments	$55,757	$444,482	$500,239
Less: Imputed interest	(1,521)	(11,826)	(13,347)
Present value of lease liabilities	$54,236	$432,656	$486,892
Current portion	(54,236)	(351,910)	(406,146)
Non-current portion	$-	$80,746	$80,746

Finance Leases

Total
(Unaudited)
July 1, 2021 – June 30, 2022	$12,735
July 1, 2022 – June 30, 2023	12,735
July 1, 2023 – June 30, 2024	12,735
July 1, 2024 – June 30, 2025	7,828
Total lease payments	$46,033
Less: Imputed interest	(3,079)
Present value of lease liabilities	$42,954
Current portion	(11,291)
Non-current portion	$31,663

NOTE 10 - Short-term Loans

In 2020, the Company entered into a loan agreement in the amount of $423,225 with the Company’s insurance service provider in order to pay the Company’s insurance premium. The loan matures on September 25, 2021 with an annual interest rate of 3.3%. Under this loan agreement, the Company is required to make the installment payment monthly. The installment liability as of June 30, 2021 was $111,582.

Additionally, in June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) (unaudited) with a non-related party. This loan, which carries no interest, originally matured on July 16, 2021 and the Company agreed to put 4,000,000 shares of Yuanjiu stocks as collateral. As of August 20, 2021, the Company has repaid $179,147 (NT $5,000,000) (unaudited) of the outstanding loan and the two parties signed the amendment agreement to extend the loan repayment date to September 16, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of June 30, 2021 are as follows:

Twelve months ending June 30,	(Unaudited)
2022	$13,608
2023	13,608
2024	12,474
Total installment payments	39,690
Less: Imputed interest	(5,244)
Present value of long-term loan	34,446
Current portion	(10,732)
Non-current portion	$23,714

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of June 30, 2021 and December 31, 2020, and the Deposit was recorded as restricted cash.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – Long-term Bonds Payable and Restricted Cash - Continued

As of June 30, 2021 and December 31, 2020, the long-term bonds payable consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(886,247)	(981,906)
Net	$9,313,753	$9,218,094

NOTE 13 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2021 and December 31, 2020, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2021, the project is still ongoing.

On April 25, 2021, the Company entered into a Product Supply Agreement with a customer. As of June 30, 2021, the Company received $1,611,357 from the customer as a prepayment towards the equipment purchase price.

NOTE 14 - Income Taxes

Income tax expense for the three-month and six-month periods ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal	$-	$-	$-	$-
State	-	-	1,600	1,600
Foreign	(26)	11	1,669	1,663
Total	$(26)	$11	$3,269	$3,263

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(332,734)	$(388,531)	$(1,424,074)	$(1,003,820)
Foreign investment losses (gains)	(8,497)	(37,148)	443,037	98,290
Stock-based compensation expense	33,100	94,300	390,500	191,900
Amortization expense	23,425	12,617	46,055	25,333
Accrued payroll	73,800	30,800	130,700	75,900
Unrealized exchange losses (gains)	(98,807)	(108,870)	200,896	(28,194)
Others	23,574	65,211	43,269	74,563
Valuation allowance	286,113	331,632	172,886	569,291
Tax expense at effective tax rate	$(26)	$11	$3,269	$3,263

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - Income Taxes – Continued

Deferred tax assets (liabilities) as of June 30, 2021 and December 31, 2020 consist approximately of:

	June 30, 2021	December 31, 2020
	(Unaudited)
Net operating loss carryforwards (NOLs)	$8,931,000	$8,018,000
Stock-based compensation expense	2,544,000	2,024,000
Accrued expenses and unpaid expense payable	500,000	309,000
Tax credit carryforwards	68,000	68,000
Unrealized investment loss	-	144,000
Unrealized exchange losses	(18,000)	(193,000)
Excess of tax amortization over book amortization	(475,000)	(577,000)
Others	155,000	(173,000)
Gross	11,705,000	9,620,000
Valuation allowance	(11,705,000)	(9,620,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $2,085,000 (unaudited) for the six months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $18,245,000 (unaudited) and $16,743,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2021 and December 31, 2020, the Company had State NOLs of approximately $27,363,000 (unaudited) and $27,461,000, respectively, available to reduce future state taxable income, expiring in 2041.

As of June 30, 2021 and December 31, 2020, the Company has Japan NOLs of approximately $373,000 (unaudited) and $392,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of June 30, 2021 and December 31, 2020, the Company has Taiwan NOLs of approximately $1,687,000 (unaudited) and $2,405,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of June 30, 2021 and December 31, 2020, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2021 and December 31, 2020, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 15 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2021, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 - Capital Stock – Continued

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock with par value of $0.001.

As of June 30, 2021 and December 31, 2020, the restricted shares consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

For the six-month periods ended June 30, 2021 and 2020, the Company recorded decrease of $397,600 and an increase of $389,300, respectively, in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

NOTE 16 - Major Vendors

The Company has two unrelated major vendors, which represents 10% or more of the total purchases of the Company for the six-month periods ended June 30, 2021 and 2020. Purchase from these vendors for the six-month periods ended June 30, 2021 and 2020, and accounts payable as of June 30, 2021 and December 31, 2020 were as follows:

	Purchase		Accounts Payable
Vendor	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
A	$22,906	$-	$-	$-
B	-	1,592,239	1,874,339	1,874,339
Total	$22,906	$1,592,239	$1,874,339	$1,874,339

NOTE 17 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Yuanjiu Inc. (“Yuanjiu”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is the sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a stockholder, is the Chairman
dMobile System Co. Ltd. (dMobile)	Sheng-Chun Chang, major stockholder, is the Chairman

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions – Continued

a.	As of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Unaudited)
Inventory prepayment to:
dMobile[1]	$331,400	$-
Yuanjiu[2]	-	542,130
Total	$331,400	$542,130

Loan from WTL[3]	$-	$527,066
Other payable to:
AATWIN[4]	$255,741	$146,673
Interest payable to WTL[3]	44,825	7,623
Others[5]	404,005	296,890
Total	$704,571	$451,186
Lease liability to WWI[6]	$54,236	$68,661

1.

In June 2021, the Company ordered antenna equipment of $331,400 (NT $9,500,000) (unaudited) from dMobile. As of June 30, 2021, the Company had prepaid $331,400 (NT$9,500,000) (unaudited) to dMobile as prepayment on the equipment purchase.

2.	Represents inventory prepayment paid to Yuanjiu. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Yuanjiu to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 (unaudited) and the Company paid 20% of the total amount, or $361,420 (unaudited), as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 (unaudited) with Yuanjiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 (unaudited) on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100 (unaudited). The deposit on PO2 was refunded by Yuanjiu on June 1, 2021.

3.	The Company borrowed funds to meet operational needs from WTL under the Loans (discussed in Note 1). The original loan amount was approximately $2.64 million (NT$80,000,000). The loan agreement, which allows the Company to borrow additional funds and which carries an interest rate of 5% per annum, will terminate on December 31, 2021. The Company had fully repaid the outstanding loan amount as of June 30, 2021.

4.	Represents payable to AATWIN due to a consulting agreement dated January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000). This agreement will expire on December 31, 2021.

5.	Represents payables to employees as a result of regular operating activities.

6.

Aircom Hong Kong has a lease agreement with WWI for warehouse space with a monthly rental cost of $450. The lease term on this property is from July 1, 2020 to June 30, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2018 to June 27, 2020 with a monthly rental cost of HKD 29,897 (approximately $3,847). The Company renewed this lease on June 27, 2020 and the current lease term is from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829).

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions – Continued

b.	For the six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase from Yuanjiu[1]	$-	$-	$1,807,100	$-
Consulting expense charged by AATWIN[2]	54,388	50,110	109,068	100,221
Interest expense charged by WTL[3]	17,951	9,067	38,778	9,067
Rental expense charged by WWI[4]	11,988	-	2,396	-
Sales to YuanJiu[5]	72,000	-	72,000	-
Rental income from EESqaure JP6	2,826	-	5,563	-

1.

Represents inventory prepayment paid to Yuanjiu. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Yuanjiu to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 (unaudited) and the Company paid 20% of the total amount, or $361,420 (unaudited), as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 (unaudited) with Yuanjiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 (unaudited) on this agreement as well. In February 2021, the Company paid the remaining balance of PO1 and received the inventory with aggregate value of $1,807,100 (unaudited).

2.	Represents payable to AATWIN due to a consulting agreement dated January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000). This agreement will expire on December 31, 2021.

3.

The Company borrowed funds to meet operational needs from WTL under the Loans (discussed in Note 1). The original loan amount was approximately $2.64 million (NT$80,000,000). The loan agreement, which allows the Company to borrow additional funds and which carries an interest rate of 5% per annum, will terminate on December 31, 2021. The Company had fully repaid the outstanding loan amount as of June 30, 2021.

4.

Aircom Hong Kong has a lease agreement with WWI for warehouse space with a monthly rental cost of $450. The lease term on this property is from July 1, 2020 to June 30, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2018 to June 27, 2020 with a monthly rental cost of HKD 29,897 (approximately $3,847). The Company renewed this lease on June 27, 2020 and the current lease term is from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829).

5.

On April 18, 2021, the Company entered into a memorandum of understanding with YuanJiu pursuant to which YuanJiu will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In 2021, the Company sold ground antenna equipment to YuanJiu for the cooperation purpose.

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

NOTE 18 - Stock Based Compensation – Continued

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation – Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,859,696 and $913,814 for the six-month periods ended June 30, 2021 and 2020, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in six-month period ended June 30, 2021 and year ended December 31, 2020 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% – 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0 - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation – Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended June 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2020	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2021 (unaudited)	932,262	0.4081	0.1282

There are no unvested stock awards under Aircom 2014 Plan for the six-month period ended June 30, 2021 and the year ended December 31, 2020.

Of the shares covered by options outstanding as of June 30, 2021, 932,262 are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2021, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.0067	820,391	3.67	$0.0067	820,391	3.67	$0.0067
3.3521	111,871	5.00	3.3521	111,871	5.00	3.3521
	932,262	3.83	0.4081	932,262	3.83	0.4081

As of June 30, 2021, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the three-month periods ended June 30, 2021 and 2020.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	719,400	$14.4889	$9.2431
Granted	290,997	8.3880	6.3769
Exercised	-	-	-
Forfeited/Cancelled	(18,000)	11.8067	7.3457
Options outstanding at December 31, 2020	992,397	12.7486	8.4370
Granted	14,000	7.2465	5.5352
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2021 (unaudited)	1,006,397	12.6721	8.3967

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation – Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six-month period ended June 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2020	340,128	$7.8313
Granted	290,997	6.3769
Vested	(186,209)	9.3191
Forfeited/Cancelled	(6,625)	4.0779
Options unvested at December 31, 2020	438,291	6.2904
Granted	14,000	5.5352
Vested	(312,997)	6.7790
Forfeited/Cancelled	-	-
Options unvested at June 30, 2021 (unaudited)	139,294	5.1164

Of the shares covered by options outstanding under the Aircom 2017 Plan as of June 30, 2021, 953,517 (unaudited) are now exercisable; 117,944 (unaudited) shares will be exercisable for the twelve-month period ending June 30, 2022; 21,350 shares will be exercisable for the twelve-month period ending June 30, 2023. Information related to stock options outstanding and exercisable at June 30, 2021, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96	327,000	8.01	$3.9600	245,250	8.01	$3.9600
7.00 – 9.00	310,997	9.42	8.2766	304,997	9.41	8.2968
11.00 – 14.20	103,400	8.22	11.4426	59,856	8.17	11.9196
20.50 – 27.50	141,000	6.41	24.3638	133,000	6.38	24.5962
30.00 – 35.00	124,000	6.00	34.4012	124,000	6.00	34.4012
	1,006,397	7.99	12.6721	867,103	7.98	13.5534

As of June 30, 2021, total unrecognized stock-based compensation expense related to stock options was approximately $334,000 (unaudited), which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.05 years. No option was exercised during the six-month period ended June 30, 2021 and the year ended December 31, 2020.

NOTE 19 – Commitments

As of June 30, 2021, the Company’s significant commitment is summarized as follows:

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

Shenzhen Yihe: On June 20, 2018, the Company entered into that certain Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, the Company paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, the Company filed an arbitration action with the Shenzhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of its RMB 8 million payment to Yihe. The Company received notice from the Arbitration Court on October 16, 2020 of receipt of its arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration. These fees were paid on October 28, 2020. The Company intends to aggressively pursue this matter. As of June 30, 2021, the Company reclassified this prepayment to Other Receivable and provided an allowance for the full amount of $1,155,623.

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

Our total sales were $35,523 and $0 for the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Recent Events

Short Term Loan

In June 2021, we entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, originally matured on July 16, 2021. As of August 20, 2021, the loan is still outstanding we and the lender signed an amendment agreement to extend the loan repayment date to September 16, 2021.

Product Supply Agreement

On April 25, 2021, we entered into a product supply agreement with a customer. As of June 30, 2021, we received $1,611,357 from the customer towards the purchase price of this equipment.

Definitive Agreement with YuanJiu

On June 1, 2021, we entered into a definitive contractor agreement with YuanJiu pursuant to the terms of which YuanJiu will serve the exclusive service provider to us in Asia with respect to the installation and service of our Aerkomm AirCinema Cube (“ACC”) product and the related Rayfin software platform on which AAC will operate.

Taiwan Land Acquisition

On July 10, 2018, our Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, we paid to the seller in installments refundable prepayments of $34,474,462 in total. As of June 30, 2021 and December 31, 2020, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated any time by both the buyer and the seller and agreed by all parties if we are unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of August 20, 2021, the license applications are still in progress.

Employment Agreement with Louis Giordimaina

On May 25, 2021, we entered into an employment agreement with Mr. Giordimaina, pursuant to which Mr. Giordimaina was hired to serve as our Chief Executive Officer. Pursuant to the employment agreement, Mr. Giordimaina will receive an annual salary of €540,000, approximately $636,984. Mr. Giordimaina will also receive signing bonus of €60,000, approximately $70,776, and 150,000 shares of our stock options to be issued as soon as a new equity incentive plan has been authorized by our shareholders. A bonus will be considered, comparable to those that may be offered to other executives once a satisfactory revenue stream is established at Aerkomm as a result of Mr. Giordimaina’s efforts. Mr. Giordimaina will be granted an option to purchase 18,750 shares of our common stock each calendar quarter in arrears on the last working day of the three-month period starting on June 1, 2021 and vest when issued. We will cover and pay any premium up to a maximum of €2,500, approximately $2,949, per annum for any international private health insurance which Mr. Giordimaina may have in place from time to time covering Mr. Giordimaina and his wife; we will recommend board approval for life insurance coverage for Mr. Giordimaina comparable with our other executives; we will pay Mr. Giordimaina the sum of €6,000, approximately $7,078, per year to any private pension fund scheme/s designated by Mr. Giordimaina, we will pay Mr. Giordimaina €18,000, approximately $21,233, per annum as an allowance for a leased car and fuel expenses, to be paid in equal monthly instalments, we will provide Mr. Giordimaina with a mobile telephone for his business use, as well as a lap top computer and an iPad, and we will reimburse Mr. Giordimaina for all actual, necessary and reasonable expenses incurred by him in the course of his performance of services for the Company. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Giordimaina from competing with us during his employment, and from soliciting any of our employees or consultants for a period of one year after his employment end. If Mr. Giordimaina’s employment is terminated by us without cause, he shall be entitled to one-half of his full salary for the remainder of the initial three-year term of his agreement.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change
	2021	2020	$	%
Sales	$72,000	$-	$72,000	100.0%
Cost of sales	43,878	-	43,878	100.0%
Operating expenses	1,996,515	2,686,549	(690,034)	(25.7)%
Loss from operations	(1,968,393)	(2,686,549)	718,156	(26.7)%
Net non-operating income (expense)	432,466	565,354	(132,888)	(23.5)%
Loss before income taxes	(1,535,927)	(2,121,195)	585,268	(27.6)%
Income tax expense	(26)	11	(37)	(336.4)%
Net Loss	(1,535,901)	(2,121,206)	585,305	(27.6)%
Other comprehensive income (loss)	(524,181)	(571,592)	47,411	(8.3)%
Total comprehensive loss	$(2,060,082)	$(2,692,798)	$632,716	(23.5%

Revenue. Our total revenue was $72,000 and $0 for the three-month periods ended June 30, 2021 and 2020, respectively. Our total revenue was $72,000 for the three-month period ended June 30, 2021 due to our sale of ground antenna units to one of our related parties. Our total revenue of $0 for the three-month period ended June 30, 2020 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period.

Cost of sales. Our cost of sales was $43,878 and $0 for the three-month periods ended June 30, 2021 and 2020, respectively. The cost of sales for the three-month period ended June 30, 2021 was $43,878 was the costs of our sale of ground antenna units to one of our related parties. The cost of sales for the three-month period ended June 30, 2020 was $0 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $690,034, or 25.7%, to $1,996,515 for the three-month period ended June 30, 2021, from $2,686,549 for the three-month period ended June 30, 2020. This decrease was mainly due to a decrease in consulting fees as the result of warrant re-valuation, non-cash stock-based compensation expense, travel expense and accounting and auditing related expense and insurance expense of $535,152, $269,657, $93,133 and $61,760, respectively, which was offset by the increase in payroll and payroll related expense, legal expense, insurance expense and amortization expense of $93,032, $76,199, $40,605 and $38,872, respectively. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating expense. We had $432,466 in net non-operating income for the three-month period ended June 30, 2021, as compared to net non-operating expense of $565,354 for the three-month period ended June 30, 2020. Net non-operating income in the three-month period ended June 30, 2021 represents a gain of $512,418 in foreign exchange translation, a net interest expense of $29,791, financing cost of $48,094 from the amortization of bond issuing costs and unrealized loss in investment of $18,741. The net non-operating expense in the three-month period ended June 30, 2020 was mainly due to a gain on foreign exchange translation of $536,461, unrealized gain from the transactions of our liquidity contract of $20,514 and a Covid-19 subsidy that Aircom Japan received from the Japanese government in the amount of $18,482.

Loss before income taxes. Our loss before income taxes decreased by $585,268, or 27.6%, to $1,535,927 for the three-month period ended June 30, 2021, from a loss of $2,121,195 for the three-month period ended June 30, 2020, as a result of the factors described above.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $632,716, or 23.5%, to $2,060,082 for the three-month period ended June 30, 2021, from $2,692,798 for the three-month period ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Change
	2021	2020	$	%
Sales	$72,000	$-	$72,000	100.0%
Cost of sales	43,878	-	43,878	100.0%
Operating expenses	5,167,514	4,642,594	524,920	11.3%
Loss from operations	(5,139,392)	(4,642,594)	(496,798)	10.7%
Net non-operating income (expense)	(621,366)	158,157	(779,523)	(492.9)%
Loss before income taxes	(5,760,758)	(4,484,437)	(1,276,321)	28.5%
Income tax expense	3,269	3,263	6	0.2%
Net Loss	(5,764,027)	(4,487,700)	(1,276,327)	28.4%
Other comprehensive income (loss)	(130,414)	(227,817)	97,403	(42.8)%
Total comprehensive loss	$(5,894,441)	$(4,715,517)	$(1,178,924)	25.0%

Revenue. Our total revenue was $72,000 and $0 for the six-month periods ended June 30, 2021 and 2020, respectively. Our total revenue was $72,000 for the six-month period ended June 30, 2021 because due to our sale of ground antenna units to one of our related parties. Our total revenue was $0 for the six-month period ended June 30, 2020 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period.

Cost of sales. Our cost of sales was $43,878 and $0 for the six-month periods ended June 30, 2021 and 2020, respectively. The cost of sales for the six-month period ended June 30, 2021 was $43,878 which was the cost of our sale of ground antenna units to one of our related parties. The cost of sales for the six-month period ended June 30, 2020 was $0 as we did not have any sales during that period.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $524,920, or 11.3%, to $5,167,514 for the six-month period ended June 30, 2021, from $4,642,594 for the six-month period ended June 30, 2020. This increase was mainly due to the increase in non-cash stock-based compensation expense, payroll and payroll related expense, accounting and audit fees and insurance expense of $945,881, $242,871, $152,810 and $116,424, respectively, which was offset by the decrease in consulting fees as the result of warrant re-valuation and travel expense of $861,056 and $106,772. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating expense. We had $621,366 in net non-operating expense for the six-month period ended June 30, 2021, as compared to net non-operating income of $158,157 for the six-month period ended June 30, 2020. Net non-operating expense in the six-month period ended June 30, 2021 represents an unrealized loss in investment of $643,480, amortization of financing cost of $95,660 from bond issuing, net interest expense of $53,810, gain in foreign exchange translation of $141,914 and government subsidies of $29,669 from the Japanese and Hong Kong governments. Net non-operating income in the six-month period ended June 30, 2020 represents gain on foreign exchange translation of $215,760 and a Covid-19 subsidy Aircom Japan received from the Japanese government in the amount of $18,482, which was offset by the unrealized loss from the transactions of our liquidity contract of $60,170.

Loss before income taxes. Our loss before income taxes increased by $1,276,321, or 28.5%, to $5,760,758 for the six-month period ended June 30, 2021, from a loss of $4,484,437 for the six-month period ended June 30, 2020, as a result of the factors described above.

Income tax expense. Income tax expense was $3,269 and $3,263 for the six-month period ended June 30, 2021 and 2020, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,178,924, or 25.0%, to $5,894,441 for the six-month period ended June 30, 2021, from $4,715,517 for the six-month period ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $3,250,487. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our completed public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended June 30,
	2021	2020
Net cash used for operating activities	$(1,418,381)	$(1,523,935)
Net cash used for investing activity	(5,078)	(186,680)
Net cash provided by financing activity	1,009,769	1,375,917
Net decrease in cash and cash equivalents	(413,690)	(334,698)
Cash at beginning of year	3,794,591	976,829
Foreign currency translation effect on cash	(130,414)	(227,817)
Cash at end of the periods	$3,250,487	$414,314

Operating Activities

Net cash used for operating activities was $1,418,381 for the six months ended June 30, 2021, as compared to $1,523,935 for the six months ended June 30, 2020. In addition to the net loss of $5,764,027, the increase in net cash used for operating activities during the six-month period ended June 30, 2021 was mainly due to increase in inventory and prepaid expenses and other current assets of $1,575,436 and $355,764, respectively, offset by the increase in accrued expense and other current liabilities and prepayment from a customer of $1,908,033 and $1,611,357, respectively. In addition to the net loss of $4,487,700, the increase in net cash used for operating activities during the six-month period ended June 30, 2020 was mainly due to an increase in inventory of $1,811,443, which was offset by a decrease in accounts receivable of $451,130 and increase in accounts payable and accrued expense and other current liabilities of $961,610 and $1,280,837, respectively.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2021 was $5,078 as compared to net cash used by investing activities of $186,680 for the six months ended June 30, 2020. The net cash provided by investing activities for the six months ended June 30, 2020 was mainly due to the purchase of property and equipment of $3,521. The net cash used for investing activities for the six months ended June 30, 2020 was mainly for the purchase of trading securities of $157,756 and the purchase of property and equipment of $28,924.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was $1,009,769 and $1,375,917 respectively. Net cash provided by financing activities for the six months ended June 30, 2021 was mainly attributable to proceeds from short-term loan of $1,017,693. Net cash provided by financing activities for the six months ended June 30, 2020 was mainly attributable to net proceeds from the borrowing of a short-term bank loan under the PPP program in the amount of $163,200 and short-term loans of $1,221,211.

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

Payments of principal, premium, interest in respect of the Credit Enhanced Bonds are protected by a bank guarantee denominated in U.S. dollars and issued by Bank of Panhsin Co., Ltd., based in Taiwan. Unless previously redeemed, converted or repurchased and canceled, the Credit Enhanced Bonds will be redeemed on December 2, 2025 at 105.11% of their principal amount and the Coupon Bonds will be redeemed on December 2, 2025 at 100% of their principal amount plus any accrued and unpaid interest. The Coupon Bonds will bear interest from and including December 2, 2020 at the rate of 7.5% per annum. Interest on the Coupon Bonds is payable semi-annually in arrears on June 1 and December 1 each year, commencing on June 1, 2021. Unless previously redeemed, converted or repurchased and cancelled, the Bonds may be converted at any time on or after December 3, 2020 up to November 20, 2025 into shares of Common Stock of the Company with a par value US$0.001 each (such shares of Common Stock, the “Conversion Shares”). The initial conversion price for the Bonds is US$13.30 per Conversion Share and is subject to adjustment in specified circumstances. Please refer to our Current Report on Form 8-K filed with SEC on December 4, 2020.

On December 31, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Invest Securities SA (“Invest Securities”) in connection with our public offering (the “2020/2021 Offering”), issuance and sale of up to 1,951,219 shares of our common stock on a best-efforts basis at the public offering price of €20.50 (approximately $25.07) per share, less underwriting discounts, for up to a maximum of €40 million (approximately $48.9 million). On December 31, 2020, we completed our first closing of the 2020/2021 Offering and issued an aggregate of 96,160 shares of our common stock for gross proceeds of €1.97 million (approximately $2.41 million), or net proceeds of €1.4 million (approximately $1.7 million). The Underwriting Agreement with Invest Securities has expired and we are currently exploring whether to attempt to extend the Underwriting Agreement with Invest Securities or engage a different investment banker to assist us in proceeding with the 2020/2021 Offering. We can provide no assurances, however, that we will be successful in these efforts.

We have not generated significant revenues, excluding non-recurring revenues from affiliates in the second quarter of fiscal 2021, and we will incur additional expenses as a result of being a public reporting company. For the six-month period ended June 30, 2021, we incurred a comprehensive loss of $5,868,162 and had a negative working capital of $3,169,689 as of June 30, 2021. Currently, we have taken measures, as discussed above, that management believes will improve our financial position by financing activities, including through our ongoing public offering, short-term and long-term borrowings and fund raisings. However, there is no assurance that we will be successful in achieving our financial and business objectives. There are a number of factors that could potentially arise that could result in shortfalls in achieving the objectives in our business plan, such as general, worldwide economic conditions, the competitive pricing in the connectivity industry, the ongoing impact of the COVID-19 pandemic, our operating results continuing to deteriorate and our bank and shareholders not being able to provide continued financial support.

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

Capital expenditures for the six months ended June 30, 2021 and 2020 were $5,078 and $186,680, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2020 and 2019, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,107,000 and $3,514,000 as of June 30, 2021 and December 31, 2020, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Short-term investment. The Company’s short-term investment securities are classified as trading security. The securities are stated at fair value within current assets on the Company’s condensed balance sheets. Fair value is calculated based on publicly available market information or other estimates determined by the Company. Changes in fair value are recorded in current income.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Long-term Investment. Long-term investment includes holdings of marketable equity securities with less than 20% of ownership of the investee. Marketable equity securities include equity securities which are initially recognized at fair value plus transaction costs that are directly attributable to the acquisition. Changes in fair value from subsequent remeasurement are reported under non-operating income in the statement of income. The accumulated gains or losses are recognized in earnings when the securities are derecognized from the balance sheet. The cost of the securities sold is based on the weighted average cost method. Stock dividend from the investee is included to recalculate the cost basis of the investment based on the total number of shares. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as its intent and ability to hold the investment, for recording an impairment loss.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the six-month periods ended June 30, 2021 and 2020.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on June 30, 2021. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2021.

Revenue Recognition. The Company adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to August [*], 2021, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been included in these consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2021.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021, and further referenced below, which we are still in the process of remediating as of June 30, 2021, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2021 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on March 24, 2021.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
10.1*	Product Supply Agreement dated April 25, 2021
10.2*	Contractor Agreement dated June 1, 2021 by and between Aerkomm Inc. and Yuanjiu Inc. (portions of the exhibit have been omitted)
10.3*†	Employment Agreement dated May 25, 2021 by and between Aerkomm Inc. and Louis Giordimaina
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2021	AERKOMM INC.

/s/ Louis Giordimaina
Name: Louis Giordimaina
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)