Form 10-Q
period 2021-09-30
Aerkomm Inc.
filed 2021-11-22
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 19, 2021, there were 9,637,051 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AERKOMM INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Nine-Month Periods Ended September 30, 2021 (unaudited) and 2020 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine-Month Periods Ended September 30, 2021 (unaudited) and 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2021 (unaudited) and 2020 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$98,135	$584,591
Short-term investment	48,085	87,154
Inventories, net	5,182,029	5,211,427
Prepaid expenses and other current assets	1,683,443	1,637,195
Total Current Assets	7,011,692	7,520,367
Long-term Investment	7,162,620	4,305,556
Property and Equipment
Cost	2,821,302	2,806,420
Accumulated depreciation	(1,778,151)	(1,414,191)
	1,043,151	1,392,229
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	86,617	86,617
Net Property and Equipment	36,991,357	37,340,435
Other Assets
Restricted cash	3,210,000	3,210,000
Intangible asset, net	2,021,250	2,392,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	228,829	353,442
Deposits	117,797	119,436
Total Other Assets	7,053,210	7,550,712
Total Assets	$58,218,879	$56,717,070

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$1,696,627	$527,066
Accounts payable	1,564,627	1,874,339
Accrued expenses and other current liabilities	6,681,227	4,695,000
Prepayment from customer - current	1,231,200	-
Long-term loan – current	11,027	10,171
Lease liability – current	390,612	357,880
Total Current Liabilities	11,575,320	7,464,456
Long-term Liabilities
Long-term bonds payable	9,361,528	9,218,094
Long-term loan – non-current	20,916	29,034
Lease liability – non-current	87,032	210,443
Prepayment from customer – non-current	762,000	762,000
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	10,232,476	10,220,571
Total Liabilities	21,807,796	17,685,027
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,487,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of September 30, 2021 and December 31, 2020	9,488	9,488
Additional paid in capital	74,763,077	73,160,616
Accumulated deficits	(36,446,546)	(32,383,833)
Accumulated other comprehensive loss	(1,914,936)	(1,754,228)
Total Stockholders’ Equity	36,411,083	39,032,043
Total Liabilities and Stockholders’ Equity	$58,218,879	$56,717,070

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three-Month and Nine-Month Periods ended September 30, 2021 and 2020

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$1,810,000	$-	$1,882,000	$-

Cost of Sales	1,807,100	-	1,850,978	-

Gross Profit	2,900	-	31,022	-

Operating Expenses	1,676,214	1,556,729	6,843,728	6,199,323

Loss from Operations	(1,673,314)	(1,556,729)	(6,812,706)	(6,199,323)

Non-Operating Income (Loss)

Unrealized investment income (loss)	3,375,049	(8,741)	2,731,569	(68,911)
Foreign currency exchange gain	27,402	335,831	169,316	551,591
Other loss, net	(27,835)	(1,140,312)	(147,635)	(1,137,745)

Net Non-Operating Income (Loss)	3,374,616	(813,222)	2,753,250	(655,065)

Income (Loss) before Income Taxes	1,701,302	(2,369,951)	(4,059,456)	(6,854,388)

Income Tax Expense (Benefit)	(12)	12	3,257	3,275

Net Income (Loss)	1,701,314	(2,369,963)	(4,062,713)	(6,857,663)

Other Comprehensive Loss
Change in foreign currency translation adjustments	(30,294)	(367,280)	(160,708)	(595,097)

Total Comprehensive Income (Loss)	$1,671,020	$(2,737,243)	$(4,223,421)	$(7,452,760)

Net Loss Per Common Share:

Basic	$0.1765	$(0.2484)	$(0.4216)	$(0.7188)
Diluted	$0.1765	$(0.2484)	$(0.4216)	$(0.7188)

Weighted Average Shares Outstanding - Basic	9,637,051	9,540,891	9,637,051	9,540,891
Weighted Average Shares Outstanding - Diluted	9,637,051	9,540,891	9,637,051	9,540,891

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three-Month and Nine-Month Periods ended September 30, 2021 and 2020

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2020	9,391,729	$9,392	$69,560,529	$(23,271,687)	$(482,639)	$45,815,595
Stock compensation expense	-	-	464,827	-	-	464,827
Revaluation of stock warrant	-	-	(66,200)	-	-	(66,200)
Other comprehensive income	-	-	-	-	343,775	343,775
Net loss for the period	-	-	-	(2,366,494)	-	(2,366,494)
Balance as of March 31, 2020 (Unaudited)	9,391,729	9,392	69,959,156	(25,638,181)	(138,864)	44,191,503
Stock compensation expense	-	-	448,987	-	-	448,987
Revaluation of stock warrant	-	-	455,500	-	-	455,500
Other comprehensive loss	-	-	-	-	(571,592)	(571,592)
Net loss for the period	-	-	-	(2,121,206)	-	(2,121,206)
Balance as of June 30, 2020 (Unaudited)	9,391,729	9,392	70,863,643	(27,759,387)	(710,456)	42,403,192
Stock compensation expense	-	-	282,572	-	-	282,572
Revaluation of stock warrant	-	-	(126,700)	-	-	(126,700)
Other comprehensive loss	-	-	-	-	(367,280)	(367,280)
Net loss for the period	-	-	-	(2,369,963)	-	(2,369,963)
Balance as of September 30, 2020 (unaudited)	9,391,729	$9,392	$71,019,515	$(30,129,350)	$(1,077,736)	$39,821,821

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Stock compensation expense	-	-	1,680,365	-	-	1,680,365
Revaluation of stock warrant	-	-	(355,600)	-	-	(355,600)
Other comprehensive income	-	-	-	-	393,767	393,767
Net loss for the period	-	-	-	(4,228,126)	-	(4,228,126)
Balance as of March 31, 2021 (Unaudited)	9,487,889	$9,488	$74,485,381	$(36,611,959)	$(1,360,461)	$36,522,449
Stock compensation expense	-	-	179,331	-	-	179,331
Revaluation of stock warrant	-	-	(42,000)	-	-	(42,000)
Other comprehensive loss	-	-	-	-	(524,181)	(524,181)
Net loss for the period	-	-	-	(1,535,901)	-	(1,535,901)
Balance as of June 30, 2021 (Unaudited)	9,487,889	$9,488	$74,622,712	$(38,147,860)	$(1,884,642)	$34,599,698
Stock compensation expense	-	-	161,465	-	-	161,465
Revaluation of stock warrant	-	-	(21,100)	-	-	(21,100)
Other comprehensive loss	-	-	-	-	(30,294)	(30,294)
Net income for the period	-	-	-	1,701,314	-	1,701,314
Balance as of September 30, 2021 (Unaudited)	9,487,889	$9,488	$74,763,077	$(36,446,546)	$(1,914,936)	$36,411,083

See accompanying notes to the condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine-Month Periods ended September 30, 2021 and 2020

	Nine-Month Period Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,062,713)	$(6,857,663)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	773,065	780,971
Stock-based compensation	2,021,161	1,196,386
Consulting expense adjustment from change in fair value of warrants	(418,700)	262,600
Unrealized losses (gain) on trading security	(2,731,569)	68,911
Amortization of bonds issuance costs	143,434	-
Gain on disposal of property and equipment	(14,106)	-
Changes in operating assets and liabilities:
Accounts receivable	-	451,130
Inventories	50,332	(1,992,153)
Prepaid expenses and other current assets	(46,248)	1,292,279
Deposits	1,639	(3,115)
Accounts payable	(309,712)	961,610
Accrued expenses and other current liabilities	1,903,246	2,143,258
Prepayment from customer	1,231,200	-
Operating lease liability	43,464	179,372
Net Cash Used for Operating Activities	(1,415,507)	(1,516,414)

Cash Flows from Investing Activities
Proceeds from disposal of property and equipment	26,063	-
Purchase of trading security	(2,053)	(184,150)
Purchase of property and equipment	(85,628)	(28,924)
Purchase of long-term investment	(1,392)	-
Net Cash Used for Investing Activities	(63,010)	(213,074)

Cash Flows from Financing Activities
Proceeds from short-term bank loan	-	163,200
Proceeds from short-term loans	1,169,561	1,314,162
Payment on long-term loan	(7,262)	(5,117)
Payment on finance lease liability	(9,530)	(8,955)
Net Cash Provided by Financing Activities	1,152,769	1,463,290

Net Decrease in Cash and Restricted Cash	(325,748)	(266,198)

Cash and Restricted Cash, Beginning of Period	3,794,591	976,829

Foreign Currency Translation Effect on Cash	(160,708)	(595,097)

Cash and Restricted Cash, End of Period	$3,308,135	$115,534

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,257	$3,275
Cash paid during the period for interest	$21,101	$4,593

Cash and Restricted Cash
Cash	$98,135	$74,184
Restricted Cash	3,210,000	41,350
Total	$3,308,135	$115,534

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

On December 28, 2016, Aircom Pacific Inc. (“Aircom”), incorporated on September 29, 2014 under the laws of the State of California, purchased approximately 86.3% of Aerkomm’s issued and outstanding common stock as of the closing date of purchase. As a result of the transaction, Aircom became the controlling shareholder of Aerkomm.

Aerkomm’s common stock is quoted for trading on the OTC Markets Group Inc. OTCQX Best Market under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of Aerkomm’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). Aerkomm’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter the Aerkomm’s share count, capital structure, or current common stock listing on the OTCQX, the Company’s primary trading market for its common stock.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – Organization – Continued

On October 22, 2021, the Company and its wholly owned operating subsidiary, Aircom, entered into a restructuring agreement pursuant to which all of the subsidiaries of Aircom would be transferred to the Company while the Company would transfer its direct subsidiary, Aerkomm Taiwan Inc., to Aircom. This agreement was subsequently amended such that only three subsidiaries of Aircom, Aircom HK, Aircom Japan and Aircom Seychelles, were transferred to the Company.

The Company’s organization structure after this re-organization is as follows:

The Company has not generated significant revenues, excluding non-recurring revenues, and will incur additional expenses as a result of being a public reporting company. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through ongoing public offerings, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. As of November 19, 2021, the Company borrowed approximately $0.40 million (unaudited) (NT$11,150,000) (unaudited) under the Loans from one of the Lenders.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, and the condensed consolidated statements of operations and comprehensive loss for the three months and nine months, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2021 and the results of operations and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three-month and nine-month periods are unaudited. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2021 and December 31, 2020, the total balance of cash in bank was fully insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,111,000 and $3,514,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Short-term investment

The Company’s short-term investment securities are classified as trading security. The securities are stated at fair value within current assets on the Company’s condensed consolidated balance sheets. Fair value is calculated based on publicly available market information or other estimates determined by the Company. Changes in fair value are recorded in current income.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Long-term Investment

Holdings of marketable equity securities with less than 20% of ownership of the investee are accounted for using cost method. Marketable equity securities include equity securities which are initially recognized at fair value plus transaction costs that are directly attributable to the acquisition. Changes in fair value from subsequent remeasurement are reported under non-operating income in the Company’s statement of income. The cost of the securities sold is based on the weighted average cost method. Stock dividends from the investment are included to recalculate the cost basis of the investment based on the total number of shares.

Holdings of more than 20% of non-marketable equity securities are accounted for using the equity method. If there is decrease in level of ownership or degree of influence, the investment may no longer qualify for the equity method.

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

NOTE 2 – Summary of Significant Accounting Policies – Continued

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the nine-month periods ended September 30, 2021 and 2020.

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

NOTE 2 – Summary of Significant Accounting Policies – Continued

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on September 30, 2021. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as their interest rates are considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2021.

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the nine months ended September 30, 2021 composed of the sales of ground antenna units to a related party and sales of network hardware to a non-related party. The majority of the Company’s revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – Summary of Significant Accounting Policies – Continued

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

Subsequent Events

The Company has evaluated events and transactions after the reported period up to November 19, 2021, the date on which these condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been included in these condensed consolidated financial statements.

NOTE 3 – Recent Accounting Pronouncements

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

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the nine-month period ended September 30, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – Recent Accounting Pronouncements – Continued

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

NOTE 4 – Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of September 30, 2021, the Company had purchased 12,074 shares (unaudited) of its common stock with the fair value of $48,085 (unaudited). The securities were recorded as short-term investment with an accumulated unrealized loss of $181,513 (unaudited).

NOTE 5 – Inventories

As of September 30, 2021 and December 31, 2020, inventories consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Satellite equipment for sale under construction	$4,646,724	$4,669,297
Supplies	5,177	5,317
	4,651,901	4,674,614
Allowance for inventory loss	(5,177)	(5,317)
Net	4,646,724	4,669,297
Prepayment for inventory	535,305	542,130
Total	$5,182,029	$5,211,427

NOTE 6 – Property and Equipment

As of September 30, 2021 and December 31, 2020, the balances of property and equipment were as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Ground station equipment	$1,854,027	$1,876,458
Computer software and equipment	339,570	335,708
Satellite equipment	275,410	275,410
Vehicle	232,192	198,741
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,821,302	2,806,420
Accumulated depreciation	(1,778,151)	(1,414,191)
Net	1,043,151	1,392,229
Prepayments - land	35,861,589	35,861,589
Prepaid equipment	86,617	86,617
Net	$36,991,357	$37,340,435

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – Property and Equipment – Continued

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of September 30, 2021 and December 31, 2020, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of November 19, 2021, the license applications are still in progress.

Depreciation expense was $133,331 (unaudited) and $136,095 (unaudited) for the three-month periods ended September 30, 2021 and 2020, respectively, and $401,815 (unaudited) and $409,721 (unaudited) for the nine-month periods ended September 30, 2021 and 2020, respectively.

NOTE 7 – Long-term Investment

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related parties, YuanJiu Inc. (“YuanJiu”) in a total amount of NT$141,175,000. YuanJiu is a listed company in Taiwan Stock Exchange and the stock title transfer is subject to certain restrictions. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu. On July 19, 2021, YuanJiu Inc. changed its name to “EJECTT INC” (“Ejectt”).

In the Stock Purchase Agreement, there was a restriction on the stock title transfer until May 13, 2021. On August 12, 2021, this restriction on the stock transfer was released and the stock title transfer process has been completed. On March 24, 2021, the Company purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392 (unaudited) from a related party. As of September 30, 2021 and December 31, 2020, this investment totaled approximately a 10% ownership of Ejectt. The Company intends to hold this investment for long-term purposes.

As of September 30, 2021 and December 31, 2020, the fair value of the investment in Ejectt was as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Investment cost	$5,072,332	$5,027,600
Appreciation in market value (Allowance for value decline)	2,051,904	(722,044)
Net	$7,124,236	$4,305,556

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000 (unaudited). The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. The Company accounts for its investment in tz-Comm by the equity method of accounting under which the Company’s share of the net income of tz-Comm is reported in the Company’s income statement. As of September 30, 2021, the balance of net investment in tz-Comm was $38,384 (unaudited).

NOTE 8 – Intangible Asset, Net

As of September 30, 2021 and December 31, 2020, the cost and accumulated amortization for intangible asset were as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(2,928,750)	(2,557,500)
Net	$2,021,250	$2,392,500

Amortization expense was $123,750 (unaudited) and $123,750 (unaudited) for the three-month periods ended September 30, 2021 and 2020, respectively, and $371,250 (unaudited) and $371,250 (unaudited) for the nine-month periods ended September 30, 2021 and 2020, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2021	2020
Weighted-average remaining lease term	(Unaudited)
Operating lease	0.83 Year	2.01 Years
Finance lease	3.1 Years	3.84 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

Operating Leases

	September 30, 2021	December 31, 2020
	(Unaudited)
Right-of-use assets	$228,829	$353,442

Lease liability – current	$379,186	$346,870
Lease liability – non-current	58,187	173,308
Total operating lease liabilities	$437,373	$520,178

Finance Leases

	September 30, 2021	December 31, 2020
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(22,479)	(13,098)
Property and equipment, net	$34,291	$43,672

Lease liability - current	$11,427	$11,010
Lease liability – non-current	28,845	37,135
Total finance lease liabilities	$40,272	$48,145

The components of lease expense are as follows within the condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2021 and 2020:

Operating Leases

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$54,399	$126,396	$166,989	$346,741
Sublease rental income	(3,643)	(2,827)	(9,206)	(8,372)
Net lease expense	$50,756	$123,569	$157,783	$338,369

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – Operating and Finance Leases – Continued

Finance Leases

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$3,049	$2,897	$9,106	$8,829
Interest on lease liabilities	401	481	1,281	1,493
Total finance lease cost	$3,450	$3,378	$10,387	$10,322

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2021 and 2020 is as follows:

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$87,994	$151,360
Operating cash outflows from finance lease	$8,249	$7,462
Financing cash outflows from finance lease	$1,281	$1,493
Leased assets obtained in exchange for lease liabilities:
Operating leases	$28,197	$453,049

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
October 1, 2021 – September 30, 2022	$55,620	$331,745	$387,365
October 1, 2022 – September 30, 2023	-	59,504	59,504
Total lease payments	55,620	391,249	446,869
Less: Imputed interest	(880)	(8,616)	(9,496)
Present value of lease liabilities	54,740	382,633	437,373
Current portion	(54,740)	(324,446)	(379,186)
Non-current portion	$-	$58,187	$58,187

Finance Leases

Total
(Unaudited)
October 1, 2021 – September 30, 2022	$12,767
October 1, 2022 – September 30, 2023	12,767
October 1, 2023 – September 30, 2024	12,767
October 1, 2024 – September 30, 2025	4,656
Total lease payments	42,957
Less: Imputed interest	(2,685)
Present value of lease liabilities	40,272
Current portion	(11,427)
Non-current portion	$28,845

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – Short-term Loans

In 2020, the Company entered into a loan agreement in the amount of $423,225 with the Company’s insurance service provider in order to pay the Company’s insurance premium. The loan matured on October 25, 2021 with an annual interest rate of 3.3%. Under this loan agreement, the Company is required to make the installment payment monthly. The installment liability as of September 30, 2021 was $28,164.

Additionally, in June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) (unaudited) with a non-related party. This loan, which carries no interest, would originally mature on September 16, 2021. This loan is collateralized with 4,000,000 shares of Ejectt stocks that the Company currently owns. As of September 30, 2021, the outstanding loan balance was $1,436,782 (NT$40,000,000) (unaudited). As of November 19, 2021, the two parties signed the amendment agreement to extend the loan repayment date to December 16, 2021.

NOTE 11 – Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of September 30, 2021 are as follows:

Twelve months ending September 30,	(Unaudited)
2022	$13,642
2023	13,642
2024	9,095
Total installment payments	36,379
Less: Imputed interest	(4,436)
Present value of long-term loan	31,943
Current portion	(11,027)
Non-current portion	$20,916

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – Long-term Bonds Payable and Restricted Cash – Continued

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of September 30, 2021 and December 31, 2020, and the Deposit was recorded as restricted cash.

As of September 30, 2021 and December 31, 2020, the long-term bonds payable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(838,472)	(981,906)
Net	$9,361,528	$9,218,094

NOTE 13 – Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of September 30, 2021 and December 31, 2020, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of September 30, 2021, the project is still ongoing.

NOTE 14 – Income Taxes

Income tax expense (benefit) for the three-month and nine-month periods ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	1,600	1,600
Foreign	(12)	12	1,657	1,675
Total	$(12)	$12	$3,257	$3,275

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – Income Taxes – Continued

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax expense (benefit) at statutory rate	$991,321	$(240,895)	$(432,753)	$(1,244,715)
Foreign investment losses (gains)	(1,329,427)	(8,487)	(886,390)	89,803
Stock-based compensation expense	33,900	59,300	424,400	251,200
Amortization expense	21,740	(22,013)	67,795	3,320
Unrealized exchange losses (gains)	(4,537)	(76,526)	196,359	(104,720)
Accrued payroll	15,300	98,900	155,700	174,800
Others	9,288	6,212	42,857	80,775
Valuation allowance	262,403	183,521	435,289	752,812
Tax expense (benefit) at effective tax rate	$(12)	$12	$3,257	$3,275

Deferred tax assets (liabilities) as of September 30, 2021 and December 31, 2020 consist approximately of:

	September 30, 2021	December 31, 2020
	(Unaudited)
Net operating loss carryforwards (NOLs)	$8,363,000	$8,018,000
Stock-based compensation expense	2,589,000	2,024,000
Accrued expenses and unpaid expense payable	520,000	309,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses	(27,000)	(193,000)
Excess of tax amortization over book amortization	(461,000)	(577,000)
Others	(148,000)	(29,000)
Gross	10,904,000	9,620,000
Valuation allowance	(10,904,000)	(9,620,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,284,000 (unaudited) for the nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $19,123,000 (unaudited) and $16,743,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of September 30, 2021 and December 31, 2020, the Company had State NOLs of approximately $29,511,000 (unaudited) and $27,461,000, respectively, available to reduce future state taxable income, expiring in 2041.

As of September 30, 2021 and December 31, 2020, the Company has Japan NOLs of approximately $358,000 (unaudited) and $392,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of September 30, 2021 and December 31, 2020, the Company has Taiwan NOLs of approximately $2,585,000 (unaudited) and $2,405,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of September 30, 2021 and December 31, 2020, the Company had approximately $37,000 (unaudited) and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2021 and December 31, 2020, the Company had approximately $39,000 (unaudited) and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2021, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock with par value of $0.001.

As of September 30, 2021 and December 31, 2020, the restricted shares consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

3)	Stock Warrant:

In connection with the Underwriting Agreement with Boustead Securities, LLC, or Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of September 30, 2021, the Company issued total warrants to Boustead to purchase 77,680 shares of the Company’s stock.

For the nine-month periods ended September 30, 2021 and 2020, the Company recorded a decrease of $418,700 and an increase of $262,600, respectively, in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

On October 31, 2021, following approval by the Board of Directors, the Company issued a warrant to Mr. Sheng-Chun Chang for the purchase of up to 751,879 shares of the Company’s common stock, exercisable at a price of $2.60 per share, the closing price of the common stock on the OTC Markets, Inc. QX tier on October 21, 2021. The issuance of the warrant is (i) in recognition of Mr. Chang’s support of the Company through his previous personal guarantee of the Company’s $10,000,000 line of credit with the Panhsin Bank (the “Bank”) in relation to the private placement offering of $10,000,000 credit enhanced zero coupon convertible bonds and (ii) in exchange for Mr. Chang’s agreement to renew his guarantee with the Bank for so long as the guarantee would be required by the Bank. The warrant will vest 20% on issuance. On each anniversary of the issue date, beginning with December 3, 2021 and ending with December 3, 2025, the warrant will vest with respect to 20% of the number of shares of the Company’s common stock issuable upon conversion of the principal amount of the credit enhanced bonds still required to be guaranteed by the Panhsin Bank.

NOTE 16 – Major Customer

The Company has one unrelated major customer, which represents 10% or more of the total sales of the Company for the nine-month period ended September 30, 2021. Sales to the customer and accounts receivable for the nine-month period ended and as of September 30, 2021 were $1,807,100 and $0, respectively.

NOTE 17 – Major Vendors

The Company has two unrelated major vendors, which represents 10% or more of the total purchases of the Company for the nine-month periods ended September 30, 2021 and 2020. Purchase from these vendors for the nine-month periods ended September 30, 2021 and 2020, and accounts payable as of September 30, 2021 and December 31, 2020 were as follows:

	Purchase		Accounts Payable
Vendor	September 30, 2021	September 30, 2020	September 30, 2021	December 31, 2020
A	$22,906	$-	$-	$-
B	-	1,592,239	1,564,627	1,874,339
Total	$22,906	$1,592,239	$1,564,627	$1,874,339

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 – Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, the COO of Aerkomm, is the sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, the President of Aircom Japan, is the Director
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a stockholder, is the Chairman
dMobile System Co. Ltd. (“dMobile”)	Sheng-Chun Chang, a major stockholder, is the Chairman

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Unaudited)
Inventory prepayment to:
dMobile[1]	$331,400	$-
Ejectt[2]	-	542,130
Total	$331,400	$542,130

Loan from WTL[3]	$231,681	$527,066
Other payable to:
AATWIN[4]	$238,281	$146,673
Interest payable to WTL[3]	45,105	7,623
Others[5]	341,615	296,890
Total	$625,001	$451,186
Lease liability to WWI[6]	$54,701	$68,661
Inventory prepayment from Ejectt[7]	$1,231,200	$-

1.	In June 2021, the Company ordered antenna equipment of $331,400 (NT $9,500,000) (unaudited) from dMobile. As of September 30, 2021, the Company had prepaid $331,400 (NT$9,500,000) (unaudited) to dMobile as prepayment on the equipment purchase. In November 2021, both parties agreed to cancel the transaction and dMobile repaid $331,400 (NT $9,500,000) (unaudited) in full to the Company on November 9, 2021.

2.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 (unaudited) and the Company paid 20% of the total amount, or $361,420 (unaudited), as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 (unaudited) with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 (unaudited) on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100 (unaudited). The deposit on PO2 was refunded by Ejectt on June 1, 2021.

3.	The Company borrowed funds to meet operational needs from WTL under the Loans (discussed in Note 1). The original loan amount was approximately $2.64 million (NT$80,000,000). The loan agreement, which allows the Company to borrow additional funds and which carries an interest rate of 5% per annum, will terminate on December 31, 2021. As of November 19, 2021, the Company borrowed approximately additional $0.40 million (NT$11,150,000) (unaudited) from WTL under the loans.

4.	Represents payable to AATWIN due to a consulting agreement dated January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000). This agreement will expire on December 31, 2021.

5.	Represents payables to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 – Significant Related Party Transactions – Continued

6.	Aircom Hong Kong has a lease agreement with WWI for warehouse space with a monthly rental cost of $450. The lease term on this property is from July 1, 2020 to June 30, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2018 to June 27, 2020 with a monthly rental cost of HKD 29,897 (approximately $3,847). The Company renewed this lease on June 27, 2020 and the current lease term is from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829).

7.	In July 2021, the Company entered into a Product Purchase Agreement with Ejectt. Under the Agreement, Ejectt agreed to purchase K++system of $1,368,000. As of September 30, 2021, Ejectt had prepaid $1,231,200 to the Company as prepayment on the purchase.

b.	For the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$-	$-	$1,807,100	$-
Consulting expense charged by AATWIN[2]	53,285	53,669	162,353	153,890
Interest expense charged by WTL[3]	249	2,921	39,027	11,988
Rental expense charged by WWI[4]	11,954	-	35,919	-
Sales to Ejectt[5]	-	-	72,000	-
Rental income from EESqaure JP6	3,643	-	9,206	-

1.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 (unaudited) and the Company paid 20% of the total amount, or $361,420 (unaudited), as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 (unaudited) with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 (unaudited) on this agreement as well. In February 2021, the Company paid the remaining balance of PO1 and received the inventory with aggregate value of $1,807,100 (unaudited).

2.	Represents payable to AATWIN due to a consulting agreement dated January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000). This agreement will expire on December 31, 2021.

3.	The Company borrowed funds to meet operational needs from WTL under the Loans (discussed in Note 1). The original loan amount was approximately $2.64 million (NT$80,000,000). The loan agreement, which allows the Company to borrow additional funds and which carries an interest rate of 5% per annum, will terminate on December 31, 2021. As of November 19, the Company borrowed approximately additional $0.40 million (NT$11,150,000) (unaudited) from WTL under the loans.

4.	Aircom Hong Kong has a lease agreement with WWI for warehouse space with a monthly rental cost of $450. The lease term on this property is from July 1, 2020 to June 30, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2018 to June 27, 2020 with a monthly rental cost of HKD 29,897 (approximately $3,847). The Company renewed this lease on June 27, 2020 and the current lease term is from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829).

5.	On April 18, 2021, the Company entered into a memorandum of understanding with Ejectt pursuant to which Ejectt will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In 2021, the Company sold ground antenna equipment to Ejectt for the cooperation purpose.

6.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

NOTE 19 – Stock Based Compensation

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

NOTE 19 – Stock Based Compensation – Continued

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

On May 5, 2017, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2017 Equity Incentive Plan (the “Aerkomm 2017 Plan” and together with the Aircom 2015 Plan, the “Plans”) and the reservation of 1,000,000 shares of common stock for issuance under the Aerkomm 2017 Plan. On June 23, 2017, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,000,000 shares. On October 21, 2021, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,400,000 shares. The Aerkomm 2017 Plan provides for the granting of incentive stock options and non-statutory stock options to employees, consultants and outside directors of the Company, as determined by the Compensation Committee of the Board of Directors (or, prior to the establishment of the Compensation Committee on January 23, 2018, the Board of Directors).

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

On December 29, 2019, the Board of Directors approved to issue options for an aggregate of 12,000 shares under the Aerkomm 2017 Plan to three of the Company’s independent directors, 4,000 shares each. All of these options shall vest at the rate of 1/12th each month for the next 12 months on the same day of December 2019.

On February 19, 2020, the Board of Directors approved to issue options for 2,000 shares under the Aerkomm 2017 Plan to one of the Company’s consultants for service provided in 2019. These options shall be vested immediately.

On September 17, 2020, the Board of Directors approved to issue options for 4,000 shares under the Aerkomm 2017 Plan to one of the Company’s independent directors. These options shall be vested at the rate of 1/12th each month for the next 12 months on the same day of September 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 19 – Stock Based Compensation – Continued

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

On September 1, 2021, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On September 17, 2021, the Board of Directors approved to issue options for 4,000 shares under the Aerkomm 2017 Plan to one of the Company’s independent directors. These options shall be vested at the rate of 1/12th each month for the next 12 months on the same day of September 2021.

On October 21, 2021, the Board of Directors approved to issue options for 150,000 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

Option price is determined by the Compensation Committee. The Aerkomm 2017 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms of Aerkomm 2017 Plan. The Aerkomm 2017 Plan was approved by the Company’s stockholders on March 28, 2018.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $2,021,161 and $1,196,386 for the nine-month periods ended September 30, 2021 and 2020, respectively, related to such employee stock options.

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

NOTE 19 – Stock Based Compensation – Continued

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of options granted in the nine-month period ended September 30, 2021 and the year ended December 31, 2020 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% – 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0 - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the nine months ended September 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2020	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(820,391)	0.0067	0.0020
Options outstanding at September 30, 2021 (unaudited)	111,871	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the nine-month period ended September 30, 2021 and the year ended December 31, 2020.

Of the shares covered by options outstanding as of September 30, 2021, 111,871 are now exercisable. Information related to stock options outstanding and exercisable at September 30, 2021, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	4.75	$3.3521	111,871	4.75	$3.3521

As of September 30, 2021, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the nine-month periods ended September 30, 2021 and 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 19 – Stock Based Compensation – Continued

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the nine months ended September 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	719,400	$14.4889	$9.2431
Granted	290,997	8.3880	6.3769
Exercised	-	-	-
Forfeited/Cancelled	(18,000)	11.8067	7.3457
Options outstanding at December 31, 2020	992,397	12.7486	8.4370
Granted	36,750	5.3090	4.0515
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2021 (unaudited)	1,029,147	12.4829	8.2804

Activities related to unvested stock awards under Aerkomm 2017 Plan for the nine-month period ended September 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2020	340,128	$7.8313
Granted	290,997	6.3769
Vested	(186,209)	9.3191
Forfeited/Cancelled	(6,625)	4.0779
Options unvested at December 31, 2020	438,291	6.2904
Granted	36,750	4.0515
Vested	(417,497)	5.8286
Forfeited/Cancelled	-	-
Options unvested at September 30, 2021 (unaudited)	57,544	8.2109

Of the shares covered by options outstanding under the Aircom 2017 Plan as of September 30, 2021, 971,603 (unaudited) are now exercisable; 36,194 (unaudited) shares will be exercisable for the twelve-month period ending September 30, 2022; 21,350 shares will be exercisable for the twelve-month period ending September 30, 2023. Information related to stock options outstanding and exercisable at September 30, 2021, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.96 – 4.20	349,750	7.90	$3.9702	345,906	7.87	$3.9689
7.00 – 9.00	310,997	9.17	8.2766	307,997	9.17	8.2866
11.00 – 14.20	103,400	7.97	11.4426	60,700	7.94	11.7539
20.50 – 27.50	141,000	6.16	24.3638	133,000	6.13	24.5962
30.00 – 35.00	124,000	5.75	34.4012	124,000	5.75	34.4012
	1,029,147	7.79	12.4829	971,603	7.78	12.5315

As of September 30, 2021, total unrecognized stock-based compensation expense related to stock options was approximately $256,000 (unaudited), which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.86 year. No option was exercised during the nine-month period ended September 30, 2021 and the year ended December 31, 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 20 – Commitments

As of September 30, 2021, the Company’s significant commitment is summarized as follows:

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

Republic Engineers Complaint: On October 15, 2018, Aircom Telecom entered into a product purchase agreement, or the October 15th PPA, with Republic Engineers Maldives Pte. Ltd., a company affiliated with Republic Engineers Pte. Ltd., or Republic Engineers, a Singapore based, private construction and contracting company. On November 30, 2018, the October 15th PPA was re-executed with Republic Engineers Pte. Ltd. as the signing party. The Company refers to this new agreement as the November 30th PPA and, together with the October 15th PPA, the PPA. Under the terms of the PPA, Republic Engineers committed to the purchase of a minimum of 10 shipsets of the AERKOMM K++ system at an aggregate purchase price of $10 million. Additionally, under the terms of the PPA, the Executive Director of Republic Engineers, C. A. Raja, agreed to sign an agreement, or the Guarantee, to guarantee all of the obligations of Republic Engineers under the PPA. Republic Engineers had submitted a purchase order, or PO, dated October 15, 2018 for the 10 shipsets and was supposed to have made payments to Aircom Telecom against the purchase order shortly thereafter. To date, Republic Engineers has made no payments against the purchase order and the Company has not begun any work on the ordered shipsets. On July 7, 2020, Republic Engineers and Mr. Raja filed a complaint against Aerkomm, Aircom and Aircom Telecom (the “Aircom Parties”) in the Superior Court of the State of California for the County of Almeda, or the Court, seeking declaratory relief only and no money damages, alleging that the PPA and the PO were not executed or authorized by Republic Engineers and that the Guarantee was not executed or authorized by Mr. Raja. Republic Engineers and C. A. Raja have requested from the Court (i) orders that the PPA, the PO and the Guarantee be declared null and void and (ii) the payment of their reasonable attorney’s fees. On July 29, 2020, Aircom Telecom provided notice to Republic Engineers that the PPA and the PO have been terminated according to their terms as a result of the non-performance of Republic Engineers and the Failure of Mr. Raja to provide the Guarantee. Aerkomm denies the allegations in the complaint and believes that the claims filed by Republic Engineers and Mr. Raja have no merit. The Aircom Parties filed a motion for judgment on the pleadings in August 2021, asking the Court to find the Complaint for Declaratory Relief to be moot, because the contracts that are the subject of the Complaint have been terminated. On September 22, 2021, the Court granted that motion, and dismissed the complaint. At the request of Republic Engineers, the Court granted Republic Engineers leave to amend their complaint to attempt to allege a viable claim. Any amended complaint must be filed within 30 days. As of November 19, 2021, Republic Engineers currently has until November 25, 2021 to file an amended complaint or seek a further extension of time to file an amended complaint. Aerkomm has retained special litigation counsel and intends to vigorously defend against the claims. Aerkomm does not expect that this proceeding will have a material adverse effect on its results of operations or cash flows.

AERKOMM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 20 – Commitments – Continued

Shenzhen Yihe: On June 20, 2018, the Company entered into that certain Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, the Company paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, the Company filed an arbitration action with the Shenzhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of its RMB 8 million payment to Yihe. The Company received notice from the Arbitration Court on October 16, 2020 of receipt of its arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration. These fees were paid on October 28, 2020. The Company intends to aggressively pursue this matter. As of September 30, 2021, the prepayment was reclassified to other receivable and full allowance was reserved.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aerkomm; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aerkomm; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aerkomm; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing.

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

Our total sales were $1,882,000 and $0 for the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

Recent Events

Short Term Loan

In June 2021, we entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, originally matured on September 16, 2021. This loan is collateralized with 4,000,000 shares of Ejectt stocks that we currently own. As of September 30, 2021, the outstanding loan balance was $1,436,782 (NT$40,000,000) (unaudited). As of November 19, 2021, the two parties signed an amendment agreement to extend the loan repayment date to December 16, 2021.

Taiwan Land Acquisition

On July 10, 2018, our Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, we paid to the seller in installments refundable prepayments of $34,474,462 in total. As of September 30, 2021 and December 31, 2020, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2021. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated any time by both the buyer and the seller and agreed by all parties if we are unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of November 19, 2021, the license applications are still in progress and, as a result of this status, the Land Purchase Contract is now terminable at will by either party.

Warrant for Sheng-Chun Chang

On October 31, 2021, following approval by the Board of Directors, we issued a warrant to Mr. Sheng-Chun Chang for the purchase of up to 751,879 shares of the Company’s common stock, exercisable at a price of $2.60 per share, the closing price of the common stock on the OTC Markets, Inc. QX tier on October 21, 2021. The issuance of the warrant is (i) in recognition of Mr. Chang’s support of the Company through his previous personal guarantee of our $10,000,000 line of credit with the Panhsin Bank (the “Bank”) in relation to the private placement offering of $10,000,000 credit enhanced zero coupon convertible bonds and (ii) in exchange for Mr. Chang’s agreement to renew his guarantee with the Bank for so long as the guarantee would be required by the Bank. The warrant will vest 20% on issuance. On each anniversary of the issue date, beginning with December 3, 2021 and ending with December 3, 2025, the warrant will vest with respect to 20% of the number of shares of our common stock issuable upon conversion of the principal amount of the credit enhanced bonds still required to be guaranteed by the Bank.

Changes in Directorships

On October 4, 2021, Dr. James J. Busuttil resigned from his positions as a member and chairman of our board of directors and the board of directors of Aircom Pacific, Inc. (“Aircom”), a wholly owned subsidiary of ours. Dr. Busutill also resigned from his position as a member of the board of directors of Aerkomm Pacific Limited (Malta), a wholly owned subsidiary of Aircom. At the time of his resignation, Dr. Busutill was a member of our audit, compensation, nominating and governance, and regulatory, compliance and government affairs committees, and he was chairman of the nominating and governance committee. Dr. Busuttil’s resignations were not the result of any disagreement with our executive management.

On October 7, 2021, our board of directors appointed Louis Giordimaina as a member of our board of directors to fill the position vacated as a result of Dr. Busuttil’s resignation. Mr. Giordimaina has been our Chief Executive Officer since March 22, 2020.

Also on October 7, 2021, our board of directors voted to appoint Mr. Jeffrey Wun as its Chairman and to appoint Mr. Richmond Akumiah as Chairman of the Nominating and Governance Committee. Both of these positions became open upon the resignation of Dr. Busuttil.

Restructuring

On October 22, 2021, we and our wholly owned operating subsidiary, Aircom, entered into a restructuring agreement pursuant to which all of the subsidiaries of Aircom would be transferred to us while we would transfer our direct subsidiary, Aerkomm Taiwan Inc., to Aircom. This agreement was subsequently amended such that only three subsidiaries of Aircom, Aircom HK, Aircom Japan and Aircom Seychelles, were transferred to us. For a comparison of our organizational structure before and after this reorganization, see our organization charts in Note 1 to our financial statements in this Form 10-Q.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change
	2021	2020	$	%
Sales	$1,810,000	$-	$1,810,000	100.0%
Cost of sales	1,807,100	-	1,807,100	100.0%
Operating expenses	1,676,214	1,556,729	119,485	7.7%
Loss from operations	(1,673,314)	(1,556,729)	(116,585)	7.5%
Net non-operating income (expense)	3,374,616	(813,222)	4,187,838	(515.0)%
Loss before income taxes	1,701,302	(2,369,951)	4,071,253	(171.8)%
Income tax expense	(12)	12	(24)	(200.0)%
Net Loss	1,701,314	(2,369,963)	4,071,277	(171.8)%
Other comprehensive income (loss)	(30,294)	(367,280)	336,986	(91.8)%
Total comprehensive loss	$1,671,020	(2,737,243)	$4,408,263	(161.0)%

Revenue. Our total revenues were $1,810,000 and $0 for the three-month periods ended September 30, 2021 and 2020, respectively. The sales of $1,810,000 for the three-month period ended September 30, 2021 was the sales of network hardware to a non-related party. The sales for the three-month period ended September 30, 2020 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period.

Cost of sales. Our cost of sales were $1,807,100 and $0 for the three-month periods ended September 30, 2021 and 2020, respectively. The cost of sales of $1,807,100 for the three-month period ended September 30, 2021 was due to the sales of network hardware to a non-related party. The cost of sales for the three-month period ended September 30, 2020 was $0 as we did not have any sales during both periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $119,485 to $1,676,214 for the three-month period ended September 30, 2021, from $1,556,729 for the three-month period ended September 30, 2020. Such increase was mainly due to the increase in equipment leasing, consulting expense as the result of the warrant re-valuation and payroll and related expenses of $210,000, $121,107 and $96,311, respectively, which was offset by the decrease in amortization expense, non-cash stock-based compensation expense and travel expense of $184,559, $121,107 and $94,935, respectively.

Net non-operating expense. We had $3,374,049 in net non-operating income for the three-month period ended September 30, 2021, as compared to net non-operating expense of $813,222 for the three-month period ended September 30, 2020. Net non-operating income in the three-month period ended September 30, 2021 mainly due to the $3,375,048 increase of fair value from our long-term investment, which was offset by the other financing cost from amortizing bond issuing costs. Net non-operating income in the three-month period ended September 30, 2020 represents a loss from allowance for other receivable, as explained under the Legal Proceedings section below, net interest expense and unrealized loss from the transactions of our liquidity contract of $1,155,623, $13,262 and $8,741, respectively, which was offset by the gain on foreign exchange translation of $335,831 and Covid-19 subsidy Aircom Japan received from Japanese government of $21,029.

Income (Loss) before income taxes. Our income before income taxes was $1,701,302, an increase of $4,071,277, for the three-month period ended September 30, 2021, from a loss of $2,369,963 for the three-month period ended September 30, 2020, as a result of the factors described above.

Total comprehensive Income (loss). As a result of the cumulative effect of the factors described above and a loss in foreign currency translation adjustment of $30,294, our total comprehensive income increased by $4,408,263 to $1,671,020 for the three-month period ended September 30, 2021, from the total comprehensive loss of $2,737,243 for the three-month period ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Sales	$1,882,000	$-	$1,882,000	100.0%
Cost of sales	1,850,978	-	1,850,978	100.0%
Operating expenses	6,843,728	6,199,323	644,405	10.4%
Loss from operations	(6,812,706)	(6,199,323)	(613,383)	9.9%
Net non-operating income (expense)	2,753,250	(655,065)	3,408,315	(520.3)%
Loss before income taxes	(4,059,456)	(6,854,388)	2,794,932	(40.8)%
Income tax expense	3,257	3,275	(18)	(0.5)%
Net Loss	(4,062,713)	(6,857,663)	2,794,950	(40.8)%
Other comprehensive loss	(160,708)	(595,097)	434,389	(73.0)%
Total comprehensive loss	$(4,223,421)	(7,452,760)	3,229,339	(43.3)%

Revenue. Our total revenue was $1,882,000 and $0 for the nine-month periods ended September 30, 2021 and 2020. Our total revenue of $1,882,000 for the nine-month period ended September 30, 2021 composed of the sales of ground antenna units to one of our related parties and sales of network hardware to a non-related party. Our total revenue was $0 for the nine-month period ended September 30, 2020 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period.

Cost of sales. Our cost of sales was $1,850,978 and $0 for the nine-month periods ended September 30, 2021 and 2020. The cost of sales of $1,850,978 for the nine-month period ended September 30, 2021 was for the sales of ground antenna units to one of our related parties and sales of network hardware to a non-related party. The cost of sales for the nine-month period ended September 30, 2020 was $0 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $644,405 to $6,843,728 for the nine-month period ended September 30, 2021, from $6,199,323 for the nine-month period ended September 30, 2020. Such increase was mainly due to the increase in non-cash stock-based compensation expense, payroll and related expenses, equipment leasing and insurance expense of $824,775, $339,183, $210,000 and $154,693, respectively, which was offset by the decrease in consulting fees as the result of warrant re-valuation, travel expense and amortization expense of $756,360, $201,707 and $179,752, respectively. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating expense. We had $2,753,250 in net non-operating income for the nine-month period ended September 30, 2021, as compared to net non-operating expense of $655,065 for the nine-month period ended September 30, 2020. Net non-operating income in the nine-month period ended September 30, 2021 mainly due to the $2,731,569 increase of fair value from our long-term investment. Net non-operating expense in the nine-month period ended September 30, 2020 represents a loss from allowance for other receivable, as explained under the Legal Proceedings section below, net interest expense and unrealized loss from the transactions of our liquidity contract of $1,155,623, $31,690 and $68,912, respectively, which was offset by a gain on foreign exchange translation of $551,591 and Covid-19 subsidy Aircom Japan received from Japanese government of $39,513.

Loss before income taxes. Our loss before income taxes decreased by $2,794,932 to $4,059,456 for the nine-month period ended September 30, 2021, from a loss of $6,854,388 for the nine-month period ended September 30, 2020, as a result of the factors described above.

Income tax expense. Income tax expense was $3,257 and $3,275 for the nine-month period ended September 30, 2021 and 2020, respectively, mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above and a loss in foreign currency translation adjustment of $160,708, our total comprehensive loss decreased by $3,229,339 to $4,223,421 for the nine-month period ended September 30, 2021, from $7,452,760 for the nine-month period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $3,308,135. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our completed public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Nine Months Ended September 30,
	2021	2020
Net cash used for operating activities	$(1,415,507)	$(1,516,414)
Net cash used for investing activity	(63,010)	(213,074)
Net cash provided by financing activity	1,152,769	1,463,290
Net increase (decrease) in cash and cash equivalents	(325,748)	(266,198
Cash at beginning of year	3,794,591	976,829
Foreign currency translation effect on cash	(160,708)	(595,097
Cash at end of the periods	$3,308,135	$115,534

Operating Activities

Net cash used for operating activities was $1,415,507 for the nine months ended September 30, 2021, as compared to $1,516,414 for the nine months ended September 30, 2020. In addition to the net loss of $4,062,713, the increase in net cash used for operating activities during the nine-month period ended September 30, 2021 was mainly due to decrease in accounts payable and increase of prepaid expenses and other current assets of $309,712 and $46,248, respectively, offset by the increase in accrued expenses and other current liabilities, prepayment from customer and operating lease liability of $1,903,246, $1,231,200 and $43,464, respectively, and decrease in inventory of $50,332. In addition to the net loss of $6,857,663, the increase in net cash used for operating activities during the nine-month period ended September 30, 2020 was mainly due to increase in inventory of $1,992,153, which was offset by the decrease in accounts receivable and prepaid expenses and other current assets of $451,130 and 1,292,279, respectively, and increase in accounts payable, accrued expense and other current liabilities and operating lease liability of $961,610, $2,143,258 and $179,372, respectively.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2021 was $62,298 as compared to $213,074 for the nine months ended September 30, 2020. The net cash used for investing activities for the nine months ended September 30, 2021 was mainly due to the purchase of property and equipment of $85,628, which was offset by the proceeds from disposal of property and equipment of $26,063. The net cash used for investing activities for the nine months ended September 30, 2020 was mainly for the purchase of trading securities of $184,150 and the purchase of property and equipment of $28,924.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was $1,152,769 and $1,463,290, respectively. Net cash provided by financing activities for the nine months ended September 30, 2021 was mainly attributable to the proceeds from short-term loans of $1,169,561. Net cash provided by financing activities for the nine months ended September 30, 2020 was mainly attributable to net proceeds from the borrowing of a short-term bank loan under the PPP program in the amount of $163,200 and short-term loans of $1,314,162.

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

We have not generated significant revenues, excluding non-recurring revenues from affiliates in the third quarter of fiscal 2021, and we will incur additional expenses as a result of being a public reporting company. For the nine-month period ended September 30, 2021, we incurred a comprehensive loss of $4,223,421 and had a negative working capital of $4,561,039 as of September 30, 2021. Currently, we have taken measures, as discussed above, that management believes will improve our financial position by financing activities, including through our ongoing public offering, short-term and long-term borrowings and fund raisings. However, there is no assurance that we will be successful in achieving our financial and business objectives. There are a number of factors that could potentially arise that could result in shortfalls in achieving the objectives in our business plan, such as general, worldwide economic conditions, the competitive pricing in the connectivity industry, the ongoing impact of the COVID-19 pandemic, our operating results continuing to deteriorate and our bank and shareholders not being able to provide continued financial support.

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

Capital expenditures for the nine months ended September 30, 2021 and 2020 were $62,298 and $213,074, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2021 and December 31, 2020, the total balance of cash in bank was fully insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,111,000 and $3,514,000 as of September 30, 2021 and December 31, 2020, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from management’s estimates.

Short-term investment. Our short-term investment securities are classified as trading security. The securities are stated at fair value within current assets on the Company’s condensed balance sheets. Fair value is calculated based on publicly available market information or other estimates determined by the management. Changes in fair value are recorded in current income.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Long-term Investment.  Holdings of marketable equity securities with less than 20% of ownership of the investee. Marketable equity securities include equity securities which are initially recognized at fair value plus transaction costs that are directly attributable to the acquisition. Changes in fair value from subsequent remeasurement are reported under non-operating income in our statement of income. The cost of the securities sold is based on the weighted average cost method. Stock dividends from the investment are included to recalculate the cost basis of the investment based on the total number of shares. Holdings of more than 20% of non-marketable equity securities are accounted for using the equity method. If there is decrease in level of ownership or degree of influence, the investment may no longer qualify for the equity method.

 Holdings of more than 20% of non-marketable equity securities are accounted for using the equity method. If there is decrease in level of ownership or degree of influence, the investment may no longer qualify for the equity method.

Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as its intent and ability to hold the investment, for recording an impairment loss.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining methods over the following estimated service lives: ground station equipment – 5 years, computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the nine-month periods ended September 30, 2021 and 2020.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on September 30, 2021. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2021.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the nine months ended September 30, 2021 composed of the sales of ground antenna units to one of our related parties and sales of network hardware to a non-related party. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to November 19, 2021, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been included in these consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2021.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021, and further referenced below, which we are still in the process of remediating as of September 30, 2021, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2021 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on March 24, 2021.

ITEM 1A.	RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 22, 2021	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)