Form 10-K
period 2021-12-31
Aerkomm Inc.
filed 2022-07-01
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on The OTCQB Market) was approximately $15,070,542.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 9,893,137 shares of the registrant’s common stock outstanding as of July 1, 2022.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the impact and effects of the global outbreak of the coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	the impact and effects of the conflict between Russia and Ukraine;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new offerings and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our plans to use the proceeds from our completed public offering;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

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

Summary of Risk Factors

Our annual report should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by similar companies. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including, among others, the following:

Risks Related to Our Business

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Excluding non-recurring revenues in 2021 and the second quarter of 2019 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company;

●	An extended delay in the transfer of title to us of the Taiwan land parcel that we recently purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects;

●	If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected;

●	We may not be able to grow our business with our current airline partner or successfully negotiate agreements with airlines to which we do not currently provide our service;

●	We may experience network capacity constraints in our future operation regions and we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected;

●	We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations-oriented IFEC communications services;

●	The demand for in-flight broadband internet access service may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the U.S. or international in-flight broadband internet access market or the market acceptance for our products and services;

●	Our possession and use of personal information and the use of credit cards by our customers present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation;

●	We will source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our business by providing us with less quality content to choose from and resulting in potentially less attractive offerings for passengers; and

●	We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

 Risks Relating to Our Industry

Risks and uncertainties related to our industry include, but are not limited to, the following:

●	Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry; and

●	The COVID-19 pandemic may result in a long-term contraction in the global airline industry, the bulk of which likely would be borne by carriers in the Asia-Pacific region. As a development stage IFEC service provider with an emphasis on Asia Pacific, the continuation of the coronavirus pandemic may have a material adverse effect on our business, results of operation, financial condition and stock price.

Risks Relating to Our Technology and Intellectual Property

Risks and uncertainties related to our technology and intellectual property include, but are not limited to, the following:

●	We rely on service providers for certain critical components of and services relating to our satellite connectivity network;

●	Our use of open-source software could limit our ability to commercialize our technology;

●	The satellites that we currently rely on or may rely on in the future have minimum design lives, but could fail or suffer reduced capacity before then; and

●	Satellites that are not yet in service are subject to construction and launch related risks.

Risks Relating to Ownership of our Common Stock

Risks and uncertainties related to our common stocks include, but are not limited to, the following:

●	Our common stock is quoted on the OTCQX Best Market, which may have an unfavorable impact on our stock price and liquidity;

●	Our common stock is quoted on the Professional Segment of the regulated market of Euronext Paris, which may have an unfavorable impact on our stock price and liquidity;

●	We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock;

●	Investors may experience immediate and substantial dilution; and

●	Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in Item 1A. “Risk Factors” and elsewhere in this annual report before investing in our common stocks.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly owned subsidiary of our company;

●	“Aerkomm HK” are to Aerkomm Hong Kong Limited, previously Aircom Pacific Inc. Limited, a Hong Kong company and wholly owned subsidiary of Aircom;

●	“Aerkomm Japan” are to Aerkomm Japan Inc., previously Aircom Japan, Inc., a Japanese company and wholly owned subsidiary of Aircom;

●	“Aerkomm Malta” are to Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Seychelles;

●	“Aerkomm Taiwan” are to Aerkomm Taiwan Inc., a Taiwanese company and wholly owned subsidiary of our company;

●	“Aerkomm SY” are to Aerkomm SY Ltd., previously Aircom Pacific Ltd., a Republic of Seychelles company and wholly owned subsidiary of Aerkomm;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly owned subsidiary of Aircom;

●	“Beijing Yatai” are to Beijing Yatai Communication Co., Ltd., a company organized under the laws of China and a wholly owned subsidiary of Aerkomm Taiwan;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

v

PART I

ITEM 1.	BUSINESS.

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

Recent Developments

Changes in Company’s Certifying Accountant

Former Independent Registered Public Accounting Firm

On January 27, 2022, Chen & Fan Accountancy Corporation (“Chen & Fan”) resigned as the independent accounting firm of Aerkomm Inc. (the “Company”), effective as of January 27, 2022.

The audit reports of Chen & Fan on the Company’s financial statements as of and for the fiscal years ended December 31, 2020 and 2019 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2020 and 2019, and for the subsequent interim period through September 30, 2021, the Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with Chen & Fan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chen & Fan, would have caused it to make reference in connection with its opinion to the subject matter of the disagreements.

During the Company’s two most recent fiscal years ended December 31, 2020 and 2019, and for the subsequent interim period through September 30, 2021, there was no “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto.

New Independent Registered Public Accounting Firm

On January 27, 2022, the Audit Committee and the Board of Directors of the Company appointed Friedman LLP (“Friedman”) as its new independent registered public accounting firm. Friedman was subsequently dismissed on May 19, 2022, and on May 19, 2022, the Audit Committee and the Board of Directors of the Company appointed WWC, P.C. (“WWC”) as its new independent registered public accounting firm to audit and review the Company’s financial statements, effective May 20, 2022.

During the Company’s two most recent fiscal years ended December 31, 2020 and 2019, and for the subsequent interim period through the date hereof prior to the engagement of WWC, neither the Company nor anyone on its behalf consulted WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or on the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company that WWC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Aircom Pacific Ltd. (Seychelles)

On November 8, 2021, our Company completed the transfer of ownership of Aircom Pacific Ltd. to Aerkomm from Aircom and the name was also changed to Aerkomm SY Ltd.

Aircom Pacific Inc. Limited (Hong Kong)

On November 8, 2021, our Company completed the transfer of ownership of Aircom Pacific Inc. Limited to Aerkomm from Aircom and the name was also changed to Aerkomm Hong Kong Limited.

Aircom Japan, Inc. (Japan)

On November 9, 2021, our Company completed the transfer of ownership of Aircom Japan, Inc. to Aerkomm from Aircom and the name was also changed to Aerkomm Japan, Inc.

Aerkomm Trademark

On December 1, 2020, the United States Patent and Trademark Office (the “USPTO”) issued a Final Office Action relating to Aerkomm Inc. indicating that our US trademark application (Serial No. 88464588) for the name “AERKOMM,” which was originally filed with the USPTO on June 7, 2019, was being rejected because of a likelihood of confusion with a similarly sounding name trademarked at, and in use from, an earlier date. We successfully appealed this USPTO action and the USPTO issued a trademark registration for the service mark AERKOMM under Trademark Class 38 (telecommunications) on November 2, 2021 and Trademark Class 41 (entertainment services) on November 23, 2021.

Aircom Telecom obtains Telecom License from the National Communications Commission of Taiwan

On May 25, 2021, Aircom Telecom was awarded a telecom license from the National Communications Commission of Taiwan. This is significant achievement for Aerkomm as it is a prerequisite for our future planned entry into the Asia/Pacific rim satellite market.

Vietjet Service Agreement

On October 25, 2021, we signed an agreement with Vietjet Air (“Vietjet”) to provide them with our Aerkomm AirCinema In-Flight Entertainment and Connectivity (“IFEC”) solutions.

Under the terms of the agreement, we will provide to Vietjet our Aerkomm AirCinema Cube IFEC system for installation on Vietjet’s fleet of Airbus A320, A321 and Airbus A330-300 aircraft.

Our AirCinema Cube system, will provide Vietjet with connectivity to passengers’ personal electronic devices with WiFi capability, including laptops, mobile phones and tablets, using an intranet-based solution. The AirCinema Cube system will host music, documentaries and movies provided by Google Play Movies and Television, as well as news feeds, both in the English and Vietnamese languages, provided by global and local news suppliers. The AirCinema Cube will also be customized to Vietjet’s branding, will host an in-flight moving map, an in-flight sales platform and a cabin management system together with Vietjet’s own in-flight services.

Joint Venture Agreement

On January 10, 2022, we entered into a joint venture (the “Joint Venture”) agreement (the “Agreement”) with Sakai Display Products Corporation, a company incorporated under the laws of Japan (“SDPJ”), and PanelSemi Corporation, a company incorporated under the laws of Taiwan (“PanelSemi”). We did not have any relationship with SDPJ or PanelSemi prior to entering into the Agreement.

Through this Joint Venture, we will develop and commercialize a tile antenna (“Tile Antenna”). The Joint Venture will be operated through Mepa Labs Inc., a newly formed California corporation (“MLI”), which will be owned initially 100% by SDPJ. We will license to MLI our intellectual property, know-how and research and development results related to the Tile Antenna. SDPJ will provide MLI with working capital to develop the Tile Antenna proof of concept (“POC”). Upon approval of the POC by an initial customer or a laboratory each approved by SDPJ, we will contribute the intellectual property to MLI in exchange for 52% of the equity interest in Newco, and SDPJ and PanelSemi collectively will contribute $20 million in cash (less the contributions funded prior to the POC approval). SDPJ will hold 45% of Newco’s equity interest and PanelSemi will hold the remaining 3%.

Moreover, according to the Agreement, SDPJ will invest €7.5 million in Aerkomm via private placement subject to and upon approval of the POC.

In the event that the POC is not approved within 11 months following the signing of the Agreement, the Joint Venture will be terminated, at which time we will terminate the intellectual property license to Newco and Newco will remain 100% owned by SDPJ.

Effective October 1, 2021, we entered into a finder’s agreement with a Seychelles based company that introduced us to SDPJ. In accordance with the terms of this finder’s agreement and as the fee for the introduction to SDPJ, we have agreed to issue to the finder warrants to purchase a number of shares of our common stock equal to 10% of the gross proceeds of capital contributed to the Joint Venture by SDPJ and its related parties.

Aerkomm chairs MIH Consortium “Next Generation Communication” Interest Group

In February 2022, Aerkomm was appointed as the chair of the “Next Generation Communication” interest group of the MIH Consortium. This MIH group was formed to begin an industry discussion on the standardization of 6G satellite communication protocols.

The MIH Consortium of Taipei operates the MIH Open EV Alliance and was formed with the objective of creating an open EV ecosystem to promote collaboration in the mobility industry. MIH’s goal is to bring strategic partners together to build the next generation of EV, autonomous driving, and mobility service applications.

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

Aerkomm SY was formed under the laws of Seychelles on December 15, 2009 as Gulach Ltd. and changed its name to Aircom Pacific Ltd. on August 19, 2014 and to Aerkomm SY Ltd. on November 8, 2021. Aerkomm SY was acquired by Aircom on December 31, 2014 and the ownership was transferred to Aerkomm on November 8, 2021 to facilitate Aerkomm’s global corporate structure for both business operations and tax planning. Presently, Aerkomm SY has no operations. Aerkomm is working with corporate and tax advisers in optimizing its global corporate structure and has not yet concluded a revised plan of organization.

On October 17, 2016, Aircom acquired Aerkomm HK. Aerkomm HK is a Hong Kong limited company formed on October 3, 2008 as Yanwei Information Technology Limited. Aerkomm HK changed its name to Dadny Inc Limited on September 6, 2011 and changed its name again to Aircom Pacific Inc. Limited on July 22, 2015 and again to Aerkomm Hong Kong Limited on November 8, 2021. On November 8, 2021, the ownership of Aerkomm HK was transferred from Aircom to Aerkomm. Aerkomm HK is in charge of all of Aircom’s business and operations in Hong Kong and China. Presently, Aerkomm HK’s primary function is business development, both with respect to airlines as well as content providers and advertising partners based in Hong Kong and China. It is also actively seeking strategic partnerships in those areas, through which Aerkomm may leverage its product offerings to provide enhanced services to prospective customers. Aerkomm also plans to provide local support to Hong Kong-based airlines via Aerkomm HK and Aerkomm HK owned teleports located in Hong Kong.

On December 15, 2016, Aircom acquired Aerkomm Japan. Aerkomm Japan was formed under the laws of Japan on August 29, 2011 as Dadny (Japan) Inc. and changed its name to Aircom Japan, Inc. on July 1, 2016 and changed its name again to Aerkomm Japan, Inc. on November 8, 2021. The ownership of Aerkomm Japan was transferred from Aircom to Aerkomm on November 8, 2021. Aerkomm Japan is responsible for Aerkomm’s business development efforts and general operations located within Japan.

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

On November 15, 2018, Aircom Taiwan acquired Beijing Yatai. The purpose of this acquisition is for Beijing Yatai is to conduct Aircom’s business and operations in China. Presently, Beijing Yatai’s primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in China as most business conducted in China requires a local registered company. Beijing Yatai is also actively seeking strategic partnerships through which Aircom may leverage its product offerings in order to provide enhanced services to prospective customers. Aircom also plans to provide local support to China-based airlines via Beijing Yatai and its future planned teleports to be located in China. On November 6, 2020, 100% ownership of Beijing Yatai was transferred from Aircom Taiwan to Aerkomm Taiwan for restructuring purpose.

On October 31, 2019, Aerkomm SY established a new wholly owned subsidiary, Aerkomm Pacific Limited, or Aerkomm Malta, a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aerkomm’s business and operations and to engage with suppliers and potential airline customers both in Europe and worldwide.

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

Recent Market Information

In the IATA (International Air Transportation Association) Report COVID-19 Airline Industry Outlook, published on October 4, 2021, the following key points were highlighted:

●	Economic recovery boost air cargo and domestic travel. International RPKs (Revenue per Kilometer) -68.8%, Domestic RPKs (Revenue per Kilometer) -32.2%, CTKs (Cargo Tonne Kilometer) +7.7% (Aug 21 vs Aug19)

●	Travel restrictions limit the international travel recovery. There has been a modest easing of travel restrictions.

●	Progress in vaccination would allow ease of restrictions. Widespread vaccination has been achieved in major developed markets.

●	There is a substantial pent-up demand for travel. US – Europe reopening followed by surge bookings:

●	Recovery in international travel will be uneven in 2022. Intra-European and Europe – North America travel will outpace Asia.

●	Domestic air travel demand will continue to be strong. Domestic RPKs (Revenue per Kilometer) will be 93%., whilst international will be 44% of pre-crisis levels in 2022.

●	Revenue recovery will continue in 2022, to 79% of 2019.

In the IATA (International Air Transportation Association) Airlines Financial Monitor dated December 2021 – January 2022, published on January 17, 2022, the following key points were highlighted:

●	The latest financial results confirm that the pressure on the industry’s operating profitability eased in Q3 2021. In the sample of 87 airlines, the operating loss improved from 13.6% of revenues in Q2 to 2.6% in Q3.

●	The Global airline share price index picked up in January 2022 rising by 5.8% in the first half of January. The improvement was driven by investors’ confidence that the new Omicron variant will lead to fewer hospitalizations than other strains and therefore related disruptions might have a smaller impact on the travel industry than previously expected.

●	The latest financial results confirm that pressure on airlines’ operating profitability eased in Q3 thanks to a gradual improvement in passenger traffic and a booming air cargo business. The industry-wide operating loss was 2.6% of revenues over the July- September period, compared with a 13.6% loss in Q2.

●	In the sample of 58 airlines, the industry-wide net cashflow from operating activities was at -1% of revenues in Q3. This represents a significant improvement versus Q3 2020 (around -50%).

●	Taking a closer look at different sources of passenger revenues, premium class passenger traffic continues to lag the recovery in the economy counterpart.

●	Looking ahead, some of the North American airlines improved their revenue forecast for Q4, stating that travel demand remained robust during the holiday season despite Omicron disruptions. That said, costs pressures are expected to rise as well.

●	For March 2022, the global aircraft fleet size stands at 28,394 aircraft, with 22,798 aircraft active and 5,596 grounded. When March 2022 is compared to March 2021, there is a 15% increase in the active global active fleet.

●	The global capacity figures are steadily rising

●	Having reached 91.6 million weekly scheduled seats, global capacity figures peaked at the end of March 2022

●	There is a 46% increase compared to the same week in March 2021 and an 86% increase compared to March 2020.

MONTHLY INDUSTRY UPDATE

The total number of weekly scheduled seats, **worldwide**; 2022
100000000
90000000
80000000
70000000
60000000
50000000
40000000
30000000
20000000
10000000
0
ch-aviation
Mar 30-Apr 5
Apr 13-19
Apr 27-May 3
May 11-17
May 25-31
Jun 8-14
Jun 22-28
Jul 6-12
Jul 20-26
Aug 3-9
Aug 24-30
Sep 7-13
Sep 21-27
Oct 5-11
Oct 19-25
Nov 2-8
Nov 16-22
Nov 30-Dec 6
Dec 14-20
Dec 28-Jan 3
Jan 11-17
Feb 1-7
Feb 15-21
Mar 1-7
Mar 15-21
March 29 - April 4
April 12 - April 18
April 26-May 2
May 10-16
May 24-30
June 7-13
June 21-27
July 5-11
July 19-25
August 2-8
August 16-22
Aug 30 - Sep 5
Sep 13-19
Sep 27-Oct 3
Oct 11-17
Oct 25-31
Nov 8-14
Nov 22-28
Dec 6-12
Dec 20-26
Jan 3-9
Jan 17-23
Jan 31-Feb 6
Feb 14-20
Feb 28 - Mar 6
March 14-20
Mar 28 - Apr 3

●	In February 2022 compared to the same month in 2021, there is a 25% increase in worldwide aircraft deliveries

Impact of the conflict between Russia and Ukraine on aviation

The impact on aviation pales in comparison to the unfolding humanitarian crisis, though the aviation industry promotes peace and freedom by bringing people together, and its implications need to be both assessed and addressed. IATA has issued the latest fact sheet on the conflict issued March 8, 2022:

●	The Ukrainian airspace is closed, putting a halt to the movements by air of roughly 3.3% of total air passenger traffic in Europe, and to 0.8% of total traffic globally, as per 2021.

●	Belarus has prohibited flights over parts of its territory, while Moldova has fully shut its airspace. Those two countries account for minor shares of regional and global air passenger traffic.

●	Based on the latest news, close to 40 countries, including EU countries, the UK and the US, have closed their airspace to Russian airlines. Russia has in turn banned airlines in most of those countries from entering or flying over Russia. International air passengers between Russia and Europe accounted for 5.7% of total European traffic in 2021, 5.2% of global international traffic and for 1.3% of global total traffic (Table 1).

●

In 2021, Russian domestic RPKs (revenue passenger kilometers) accounted for 4.5% of global RPKs. The Russian domestic air passenger and cargo market will be impacted by sanctions on leased aircraft, spare parts, maintenance, and training. At present, airlines continue to operate regular schedules, outside of the airspace close to Ukraine, which has been shut. Industry experts in Russia estimate that after the extent of the disruption is likely to become more apparent within two months from the start of the war.

●	With Russian airspace closed to carriers from close to 40 countries, flights will have to be rerouted or cancelled. The most heavily impacted markets are Europe-Asia and Asia-North America. This includes flights between the US and Northeast Asia, and between Northern Europe and most of Asia. In 2021, RPKs flown between Asia-North America and Asia-Europe accounted for 3.0% and 4.5% of global international RPKs respectively, both below their shares prior to the pandemic, due to the slow international recovery in Asia.

●	The conflict and related sanctions will clearly reduce global trade, investment, and overall economic activity. Much uncertainty still reigns regarding the war, its potential reach, and its duration. From where we stand today, we can expect up to 1 percentage point of global GDP growth to be lost. Hence, a global recession is not currently in the cards, as the IMF forecasted global GDP to grow by 4.4% before the war. It is also worth noting that the world faced a Brent oil price in excess of USD 100 per barrel during 2011-2014, a period when global GDP growth averaged close to 3%.

●	Though Russia and Ukraine are important to the world economy as large exporters of energy, precious metals, wheat, and other commodities, the two together account for less than 2% of global GDP. Most major economies have only limited trade exposure to Russia. Only 0.5% of US trade is with Russia, and the latter represents 2.4% of China’s trade. The economy of Russia, on the other hand, is likely to see a double-digit outright contraction this year, and for Ukraine the outcome will in all probability be worse still.

●	Longer term, Russia’s war on Ukraine will almost certainly lead to increased military spending. Total global military expenditure rose to nearly USD 2 trillion in 2020, according to the Stockholm International Peace Research Institute (SIPRI), representing 2.4% of global GDP. Military spending adds to GDP growth but detracts from achieving development goals in a world already carrying record levels of debt.

1.	Aviation Industry

Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years. Both Airbus and Boeing had estimated that the global fleet of commercial aircraft would increase from 23,000 planes in 2019 to more than 45,000 in 2040, according to their respective 2021 reports, “Global Market Forecast report 2021 – 2040” and “Commercial Market Outlook 2021 – 2040.” The Global Market Forecast report 2021 – 2040 predicted that the increase would include 40% for aircraft replacement and 60% for growth, with Asia-Pacific (excluding Peoples Republic of China) accounting for 25% of deliveries.

Prior to COVID-19, passenger numbers were also experiencing strong growth. While COVID-19 brought disruption to business practices and shifted demand, it is important to remember the resiliency of this market and the significance of servicing the industry. This is driven by global commerce, peoples’ desire to travel, the need to visit family and friends, explore the world and build relationships.

Airbus expects a full recovery of air traffic between 2023 and 2025.

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

Aviation – an industry hammered by the fallout from COVID-19 more than most – is certainly facing the future with a reset ethos powered by the potential of digitalization. That’s the belief of a new paper by Cranfield University. Entitled Digital Now: Why the Future of Aviation Starts with Connectivity, the report, presented in partnership with Inmarsat, outlines how a ‘perfect storm’ of the pandemic and a heightened awareness of climate change, and what needs to be done to mitigate these affects, has caused aviation’s “key industry stakeholders, its customers, and governments across the globe to fundamentally reconsider their priorities and the sector’s future service offering.”

Central to this change is digital connectivity. In her foreword, Cranfield University’s Chief Executive and Vice-Chancellor Professor Karen Holford CBE FREng notes that technology can put aviation on a path “towards a brighter and more sustainable future.”

The report considers how digital connectivity “in all its forms, can enable and accelerate the rapidly changing needs of air travellers and of the aviation sector itself. It has identified specific challenges and opportunities that, if addressed, will have a direct effect on the sector’s resilience, its contribution to reducing climate change, and to new customer service offerings that will enhance passengers’ willingness to travel in the post-pandemic world.”

The Cranfield University report is divided into seven highly illuminating chapters and the main conclusions from this report are the following:

●	The COVID-19 pandemic has shifted the behavior of key stakeholders in the aviation sector; customers, governments and the airlines themselves are reconsidering their priorities and the sector’s future service offering. In some instances, the pandemic has helped accelerate efforts towards a more efficient and secure airspace that is fit for the future, but most of all it has created a new stronger focus on the sector’s use of digital data. Whether considering climate change, system design and reliability or economic resilience, the acquisition of new and higher quality data from across the entire sector will be increasingly important for building a sustainable future for the aviation system as a whole. Data will be needed for anticipating risks and ensuring there is greater cross-sector flexibility to deal with them; or testing the alternative technologies needed for a sustainable aviation business; to develop new kinds of shared frameworks, systems and technologies; and for improving and ensuring cybersecurity.

●	New aircraft-based technologies and standards are giving rise to both “Connected Aircraft” and the “Connected Cockpit” connected-anywhere concepts that have fully connected digital ecosystems enabled by multiple data links. These ecosystems feature secure, high-bandwidth satellite connectivity alongside a combination of radio and internet streaming (5G, LTE, Wi-Fi and commercial networks) transferring significant quantities of data (terabytes). The complexity and interoperability of future ecosystems is seen as a significant challenge for the technology providers, regulators and airlines. A future vision of an aircraft connected system network is presented where radio-based infrastructure and satellite-based communications systems support airport communications systems for advanced connected aircraft systems and surface movement guidance and control.

●	As a result of the rapidly increasing availability of aircraft technical performance data, Integrated Vehicle Health Management (IVHM) is transforming the use of aircraft sensors into information than can be used to support platform health management decisions. As a result, scheduled time-based maintenance is replaced by condition-based maintenance strategies, so reducing engineer time and costs. Looking further into the future, aircraft performance management towards “Conscious Aircraft” concepts which, through self-sensing and monitoring of a system’s components, can either suggest appropriate maintenance actions or take action itself, so creating the potential for a zero-maintenance aircraft platform.

●	The pandemic and the concern over climate change has changed society’s attitude towards air travel and is causing both airports and airlines to reconsider their service offerings and business models. Increased biosafety awareness has accelerated the introduction of a variety of new digital technologies including; ‘health passports’ or travel passes, touchless identity screening, virtual queuing and airport flow management, that together are enabling safe, seamless movement through airports by reducing contact points, increasing border bio security and so seeking to restore passenger confidence in travel. By whatever means, it is recognized that air travel needs to be made safe, workable and convenient, and, most of all, airlines and airports, with their supply chains and collaborators, will need to be able to adapt rapidly to changing market needs. Airlines in particular will need tro be more flexible and agile than they been in the past if they are to survive inevitable new shocks.

●	Enhanced digital connectivity is enabling the concept of a ‘connected journey’ to become possible through creating more efficient and personalized wayfinding through airport, more intelligent and responsive baggage tracking and real-time updates on the condition and progress of cargo in transit. Passengers, are moreover, requesting that they are better informed of unavoidable weather-related disruptions and that alternative personalized travel arrangements are made available to them in a timely manner and digitally.

●	Inflight, passengers and crew now expect the same levels of personal digital connectivity as they experience in their everyday lives. Digital IFE services, for example, that were once only provided by the premium long-haul carriers, are now having to be considered by the low-cost carriers. Providing seamless connectivity to passengers’ own tablets and smartphones (“bring your own”) is seen as a means of avoiding costly and heavy aircraft upgrades, and potentially introducing new IFE service revenue streams through subscription of third-party advertising for the low-cost carriers. Beyond IFE, new digital services could support a greater sensing of individual passenger wellbeing (e.g. anxiety levels) and service satisfaction, provide individual onward travel information, support onboard virtual queueing for toilets and meal distribution. The overall effect would be to provide an enhanced and, most importantly, personal inflight service. Various options to monetize passenger connectivity services are being considered and will be essential to defray additional launch and operational costs. Ranging from simple time-charged data access to online retail purchasing from the trolley service, access to subscription and entertainment services and clickable third-party advertising from destination providers (hotels, tourist attractions, etc.), it is anticipated that the commercial viability of these services will regulate the pace of adoption within the sector.

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

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed during the first quarter of 2023, we will begin selling our Aerkomm K++ systems for installation on Airbus ACJ aircraft.

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

Our Aerkomm K++ system architecture will bring our aviation partners and their passengers the benefits of both GEO and LEO Ka-band satellite technology. GEO satellites may scan a hemisphere of earth, or fixed regions of that hemisphere at regular intervals. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. LEO satellites orbit the earth from pole to pole and collect data from the areas beneath them. Only LEO satellites can collect high quality data over the poles. The Ka-band satellite increases data throughput. Aircom plans to have the necessary technology ready to take advantage of this new trend in Ka-band aviation connectivity. Future SpaceX, One Web and Telesat satellites are expected to be ready by end of 2022 and with full-service availability by 2023. As of February 3, 2022, SpaceX has launched 2,091 Starlink satellites. As of April 2022, Starlink services were on offer in 29 counties covering North and South America, Europe and Oceania, with applications pending regulatory approval in many more regions.

OneWeb Satellites, which is a joint venture between Airbus and OneWeb, the low Earth orbit (LEO) satellite communications company, on December 2021 confirmed its successful deployment of 36 satellites by Arianespace from the Baikonur Cosmodrome. This latest launch, its twelfth overall and ninth since December 2020, brings OneWeb’s total in-orbit constellation to 394 satellites. This represents over 60 percent of OneWeb’s planned 648 LEO satellite fleet that will deliver high-speed and low-latency global connectivity.

Telesat, which is a privately held Canadian company, launched a test satellite in 2018. To-date, Telesat have 298 LEO satellites which it plans to expand to 1,700 satellites in the near future to provide full global service targeted for the second half of 2024.

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

In March 2017, we entered into a Master Service Agreement with SKY Perfect JSAT Corporation of Japan for use of its JCSAT-2B/Asia Beam Ku-band satellite telecommunication services, teleport services and housing services. The agreement’s initial term ran for a period of three years from its commencement date of April 15, 2017, subject to the receipt of all governmental licenses and approvals, and will continue to be effective provided any of the services continue after the initial three-year term. We were required to prepay $285,300 of the contract price and a security deposit plus applicable Japanese consumption taxes upon the commencement date of the agreement. Under this agreement, we are able to test the connectivity equipment that we have been developing for ground and maritime uses.

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

On July 10, 2018, we entered into a real estate sales contract with Tsai Ming-Yin, as seller, and Sunty Development Co., Ltd., as trustee, pursuant to which the parties agreed to definitive terms and conditions relating to the acquisition by Aerkomm Taiwan of a parcel of land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. The parcel consists of approximately 6.3 acres of undeveloped land and is expected to be used by us to build our first satellite ground station and data center. We completed payment of the purchase price for the Taiwan land parcel in July 2019 and our agent has received all of the necessary title transfer documentation from the seller. According to the land use laws of Taiwan, we need to submit a usage plan and to obtain the necessary license or authorization for the intended usage before we can obtain an official certificate of title for the Keelung City land parcel. To complete this process, our Taiwan-based subsidiary, Aerkomm Taiwan, will submit an application for a telecommunications license, or as it is known in Taiwan, a “Concession License for Satellite Mobile Communications Operation,” to the National Communications Commission of the Republic of China (Taiwan), the government entity responsible for regulating telecommunications in Taiwan. Following the issuance of this Concession License, Aerkomm Taiwan will file an application with the Keelung City municipality, where our Taiwan land parcel is located, for a land development license. Once we receive this development license, Aerkomm Taiwan will then be able to file an application with the Keelung City land office to receive the certificate of title to our Taiwan land parcel. Although we expect to complete this process and receive or certificate of title by sometime in the third quarter of 2022, we cannot provide any assurance of this timing. Once we receive the certificate of title, we expect to be able to mortgage the property to borrow the funds we will need to build the ground station. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete the process and receive the certificate of title to the parcel.

Additionally, we have signed a binding memorandum of understanding with a Samoa based telecom company to lease the Taiwan land parcel, once title has been transferred to us, for a period of five years at an expected rental income to us of approximately $2.3 million per year. This telecom company plans to build a separate satellite ground station and data center on the parcel and we may lease back a portion of the land to build our own satellite ground station and data center if and when we have sufficient funds to do so. The five-year lease, if it is consummated, would provide us with additional working capital to supplement the funds that we raised in our 2020 Offering, to help us further our core corporate development efforts.

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

Pursuant to the terms of our Airbus agreement, Airbus agreed to provide Aircom with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in third quarter of 2021, although there is no guarantee that the project will be successfully completed in the projected timeframe. Once the project is completed, Aircom, or Airbus on behalf of Aircom, will be able to commence installation of the AERKOMM K++ system on aircraft in the first quarter of 2023.

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

Airbus Interior Services

On July 24, 2020, our wholly owned subsidiary, Aerkomm Malta, entered into an agreement with Airbus Interior Services, a wholly-owned subsidiary of Airbus. This new agreement follows the agreement that Aircom signed with Airbus on November 30 2018 pursuant to which Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards, Airbus Interior Services provides current cabin upgrade solutions for Airbus aircraft operators while bringing additional flexibility and reduced lead times to the cabin upgrade process. Pursuant to the agreement with Aerkomm Malta, Airbus Interior Services will provide and certify, via the Airbus Design Organization Approval process, a complete retrofit solution to develop EASA/FAA certified Service Bulletins, to supply related Aircraft Modification Kits and to install the Aerkomm K++ Connectivity solution on the A320 family of commercial aircraft. This new agreement also includes Airbus support for the integration of the Aerkomm K++ System components on the aircraft, including ARINC 791 structural reinforcements and related engineering work.

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

In order to install the AERKOMM K++ system on the Hong Kong Airlines aircraft, we will have to obtain local approval for the AERKOMM K++ system from the Hong Kong Civil Aviation (HKCAD). This HKCAD local approval will be based on our obtaining the Airbus Service Bulletin, which we expect to receive from Airbus, together with EASA certification, by sometime in the first quarter of 2023. Once we receive the Airbus Service Bulletin and the EASA certification, jointly with the support of Airbus, we will be able to apply to the HKCAD for the required local approval.

As an interim solution for Hong Kong Airlines, until the Aerkomm K++ System can be fully retrofitted onto the Hong Kong Airlines aircraft fleet, Aircom plans to install the Aerkomm AirCinema “Cube” on Hong Kong Airlines fleet of A320 and A330 aircraft during the third quarter of 2022. The AirCinema Cube is a portable inflight entertainment, or IFE, box intranet server which will provide to passengers’ personal entertainment devices pre-loaded videos, news, music and games, on demand. Media content will be jointly managed by Aircom and Hong Kong Airlines and content updates will be provided regularly by Aircom.

On May 11, 2020, our Taiwan based subsidiary, Aircom Telecom, entered into a binding product purchase agreement with Ejectt Inc., or Ejectt, a Taiwan company whose Chairman is a member of our board of directors, to purchase 100 sets of the AirCinema Cube from Ejectt for installation on Hong Kong Airlines’ fleet of aircraft.  On July 15, 2020, Aircom Telecom signed a second product purchase agreement with Ejectt for an additional 100 sets of the AirCinema Cube.

Vietjet Air

On October 25, 2021, we signed an agreement with Vietjet Air (“Vietjet”) to provide them with our Aerkomm AirCinema In-Flight Entertainment and Connectivity (“IFEC”) solutions.

Under the terms of the agreement, we will provide to Vietjet our Aerkomm AirCinema Cube IFEC system for installation on Vietjet’s fleet of Airbus A320, A321 and Airbus A330-300 aircraft.

Our AirCinema Cube system, will provide Vietjet with connectivity to passengers’ personal electronic devices with WiFi capability, including laptops, mobile phones and tablets, using an intranet-based solution. The AirCinema Cube system will host music, documentaries and movies provided by Google Play Movies and Television, as well as news feeds, both in the English and Vietnamese languages, provided by global and local news suppliers. The AirCinema Cube will also be customized to Vietjet’s branding, will host an in-flight moving map, an in-flight sales platform and a cabin management system together with Vietjet’s own in-flight services.

Aerkomm is planning to install the AirCinema Cubes on the first 23 Airbus A320/A321 aircraft and 3 Airbus A330 aircraft of Vietjet during the second quarter of 2022 subject to obtaining local approval for the AirCinema Cubes from the Civil Aviation Authority of Vietnam (CAAV). This CAAV local approval will be based on providing a minor modification Supplemental Type Certificate from AKKA Technologies of France during April 2022.

Other Airline Partners and Business Jets Customers

We are actively working with prospective airline customers to provide them with the Airbus to-be-certified AERKOMM K++ system.

We have entered into non-binding memoranda of understanding, or MOUs, including, most recently, with Thai Smile which operates a fleet of 20 Airbus A320 aircraft. There can be no assurances, however, that any MOUs we enter into will lead to actual purchase agreements.

Currently, we are finalizing MOUs with the following airlines, although we cannot assure you that we will be able to finalize any of these agreements:

Tigerair Taiwan:	Fleet of 14 Airbus A320
Hong Kong Express:	Fleet of 13 Airbus A320 and 11 Airbus A321

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

While, to date, we have been concentrating on Airbus customers in view of our existing agreement with Airbus, our current plan is to also begin marketing to Boeing aircraft customers and Boeing Business Jets (BBJ) customers, and we intend to acquire the necessary certification of our AERKOMM K++ system equipment for the different Boeing aircraft models, with a particular focus on the Boeing B737 aircraft family. We have already carried out discussions and negotiations with AKKA Technologies based in Toulouse France, which is a specialist aerospace and aviation design organization, for providing us with a Service Bulletin and Supplemental Type Certificate for the Boeing B737 family, including certification from EASA. We anticipate that we will sign an agreement with AKKA Technologies in the third quarter 2020, although we cannot guarantee this. Once an agreement is signed with AKKA, the project of developing the Service Bulletin and Supplemental Type Certificate for our AERKOMM K++ system equipment for the Boeing B737 family of aircraft and obtaining EASA certification for this aircraft line is expected to take approximately nine months.

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

Thai Smile MOU: On October 19, 2021, Aerkomm entered into a nonbinding memorandum of understanding, which we refer to as the Thai Smile MOU, with Thai Smile Airways Company Limited, a company organized under the laws of Thailand, pursuant to which the parties intend to collaboratively market and provide their products and services to passengers to the Thai-based airline fleet. Under the terms of the Thai Smile MOU, the parties intend to develop, install and operate in-flight connectivity systems onboard the Thai-based airline fleet and provide related services to its passengers. We cannot assure you, however, we will be able to enter into a definitive agreement with Thai Smile, or that the Thai Smile MOU will lead to any Aerkomm product sales.

Telesat Cooperation Agreement: On June 23, 2020, Aircom entered into a cooperation agreement with Telesat Leo Inc., or Telesat, a wholly owned subsidiary of Telesat Canada. Telesat is one of the world’s largest and most successful satellite operators providing critical connectivity solutions that tackle complex communications challenges. Through this agreement, Aircom and Telesat will jointly collaborate to develop a test program for the Telesat low-Earth-orbit (LEO) Network, Telesat’s network of low-earth orbit satellites for aircraft connectivity, to assess the technical and commercial viability of incorporating the Telesat LEO Network capacity into Aircom’s IFEC product portfolio and network. Aircom and Telesat will collaborate in both technical and commercial activity. The two parties’ technical collaboration is expected to include testing network performance, leveraging Telesat’s Phase 1 LEO satellite which has been in polar orbit since 2018, ensuring compatibility with existing Aircom IFEC solutions and future user terminal solutions, and end-to-end implementation within regulatory guidelines. Commercial collaboration will include optimizing business and operating models, joint presentations and information sessions with key customers and partners, and exploring a long-term joint development plan. This cooperation agreement between Aircom and Telesat is preliminary and nonbinding and subject to the negotiation and execution of a definitive agreement. Aerkomm expects that a definitive agreement will be signed, although there can be no assurance when this will happen, if at all. The Telesat Cooperation Agreement was renewed by both parties on November 10, 2021.

SES Cooperation Agreement: On January 10, 2022, Aerkomm entered into a cooperation agreement with New Skies Satellites B.V., a Dutch company with its principal offices located at Rooseveltplantsoen The Hague, Netherlands (“SES”). SES is one of the world leaders in satellite operations and is operating a constellation of satellites in medium-earth orbit (MEO) and geostationary-earth orbit (GEO) with a multi-terabit, high-throughput, low-latency network infrastructure (the “SES Satellite Network”), used for the global mobility market, including aviation, maritime, and the global fixed location market, including equipment, mobile back haul, teleport and data center co-location. SES has launched SES-17, a GEO satellite, and a series of MEO satellites (O3b), and will launch additional MEO satellites (“O3b mPOWER") as part of the SES Satellite Network. Through this agreement, Aerkomm and SES will jointly collaborate respect to the following areas relating to the Project:

●	Technical collaboration

a.	SES Satellite Network test campaign: Develop a test program based on the SES Satellite Network and conduct tests to validate the network performance with user terminal equipped with an AKOM Antenna solution to optimize AKOM’s and SES’s assets and investments. AKOM shall share with SES all results of any testing and experiments conducted.

b.	AKOM Antenna Ku/Ka-band solutions: Collaboration on developing an AKOM Antenna to be deployed on the SES Satellite Network, such collaboration may include a SES Satellite Network modem as part of the solution.

c.	Hybrid user terminal solutions: Collaboration to set AKOM Antenna development goals seeking compatibility across the SES Satellite Network, including GEO and MEO assets.

●	Commercial collaboration

a.	Market demand: Share user terminal market demand and forecast for the SES Satellite Network by market segment and explore optimal business and operating models.

b.	Market promotion: Collaborate on promoting O3b MEO satellite network and bandwidth, including O3b mPOWER, with or without AKOM Antenna and/or Sat. DDC to AKOM’s customers.

c.	Partnership plan: Explore a longer-term joint services and market development plan for AKOM’s regions of interest, to best leverage the combined scale and capabilities of both Parties.

This cooperation agreement between Aerkomm and SES is preliminary and nonbinding and subject to the negotiation and execution of a definitive agreement. Aerkomm expects that a definitive agreement will be signed, although there can be no assurance when this will happen, if at all.

The MOUs we enter into are nonbinding and, as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiation by the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to enter into such definitive agreements or receive the required governmental approvals, and there can be no assurances that any of the expired MOUs will be extended or renewed. If for whatever reason the transactions contemplated by the MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

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

Our Competition

Our key competitors include Gogo Inc., which has the largest installed base in the IFEC market mainly via air-to-ground technology, L-band connectivity services which provide a passenger-paid system of connectivity solutions and wireless in-flight entertainment services, and Panasonic Avionics Corp., which provides IFEC hardware and solutions via L-band and Ku-band technology. Other competitors include Anuvu (previously Global Eagle Entertainment, Inc.,) SITAONAIR, Panasonic, Zodiac Aerospace and Honeywell, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanisms used by us or our competitors, the IFEC industry is expected to continue to face capacity constraints and unique technology challenges, which are expected to increase due to historically projected increased demand for in-flight Internet.

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

Ku-band and Ka/GEO/LEO Hybrid Satellite Technology

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

Our Growth Strategy

We will strive to become a leading provider of IFEC solutions by pursuing the following growth strategies:

●	Launch and increase number of connected aircraft. As of the date of this annual report, we have not provided our services on any corporate jets or commercial aircraft. However, we now have the following delivery contracts in place:

■	On June 11, 2019, we entered into a definitive agreement with MJet, and on June 12, 2019 MJet placed a first purchase order with Aircom. As discussed in more detail above, MJet will be our launch customer for the first planned installation of our AERKOMM K++ system expected to be ready for installation by fourth quarter of 2022. The installation will enable us to commence a rollout of sale and installation of our IFEC equipment and services to other aircraft.

■

On January 30, 2020, Aircom signed an agreement with Hong Kong Airlines to provide this airline with both our Aerkomm AirCinema and AERKOMM K++ In-Flight Entertainment and Connectivity solutions. Under the terms of this agreement as discussed in greater detail above, Aircom will provide to Hong Kong Airlines its Ka-band AERKOMM K++ IFEC system for installation on its fleet of twelve Airbus A320 aircraft and five Airbus A330-300 aircraft, as well as the AERKOMM AirCinema system being designed and produced for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines will become the first commercial airliner launch customer for Aircom.

●	On October 25, 2021, we signed an agreement with Vietjet Air (“Vietjet”) to provide them with our Aerkomm AirCinema In-Flight Entertainment and Connectivity (“IFEC”) solutions. Under the terms of the agreement, we will provide to Vietjet our Aerkomm AirCinema Cube IFEC system for installation on Vietjet’s fleet of Airbus A320, A321 and Airbus A330-300 aircraft.

●	Diversify our portfolio.

o	On January 10, 2022, we entered into a joint venture (the “Joint Venture”) agreement (the “Agreement”) with Sakai Display Products Corporation, a company incorporated under the laws of Japan (“SDPJ”), and PanelSemi Corporation, a company incorporated under the laws of Taiwan (“PanelSemi”). We did not have any relationship with SDPJ or PanelSemi prior to entering into the Agreement. Through this Joint Venture, we will develop and commercialize a tile antenna (“Tile Antenna”). The Joint Venture will be operated through Mepa Labs Inc., a newly formed California corporation (“MLI”), which will be owned initially 100% by SDPJ. We will license to MLI our intellectual property, know-how and research and development results related to the Tile Antenna. SDPJ will provide MLI with working capital to develop the Tile Antenna proof of concept (“POC”). Upon approval of the POC by an initial customer or a laboratory each approved by SDPJ, we will contribute the intellectual property to MLI in exchange for 52% of the equity interest in Newco, and SDPJ and PanelSemi collectively will contribute $20 million in cash (less the contributions funded prior to the POC approval). SDPJ will hold 45% of Newco’s equity interest and PanelSemi will hold the remaining 3%. Moreover, according to the Agreement, SDPJ will invest €7.5 million in Aerkomm via private placement subject to and upon approval of the POC.

o	In February 2022, Aerkomm was appointed as the chair of the “Next Generation Communication” interest group of the MIH Consortium. This MIH group was formed to begin an industry discussion on the standardization of 6G satellite communication protocols.

The MIH Consortium of Taipei operates the MIH Open EV Alliance and was formed with the objective of creating an open EV ecosystem to promote collaboration in the mobility industry. MIH’s goal is to bring strategic partners together to build the next generation of EV, autonomous driving, and mobility service applications.

o	On May 25, 2021, Aircom Telecom was awarded a Telecom License from the National Communications Commission of Taiwan. This is significant achievement for Aerkomm as it is a prerequisite for our future planned entry into the Asia/Pacific rim satellite market.

To further our growth strategy, we plan to:

■	leverage our creative business model and IFEC system to cost-effectively equip corporate jets and commercial aircraft;

■	increase the number of to be equipped aircraft, targeting full-fleet availability of our IFEC equipment and services for our current and future airline partners;

■	pursue global growth opportunities by leveraging our broad and innovative technology platform and technical expertise; and

■	offer attractive business models to our corporate jet and airline partners, giving them the flexibility to determine the connectivity solutions that meet the unique demands of their businesses.

■	diversify our portfolio.

●	Increase passenger use of connectivity. We believe that in-flight Internet connectivity has become a necessary utility rather than a novelty because most passengers are trying to remain “connected” while travelling. This trend is evident from the increasing data usage on mobile phones. However, the traditional business model is structured to charge as much as possible for high-end in-flight connectivity services offered to a very small number of people. Such business logic has resulted in the in-flight connectivity option acquiring the reputation of being “pricey” and “only for business travelers whose employers will pay for it.” With a focus on catering to only a small number of people in a narrow market niche, our competitors are paying less attention to an innovative business model that can encourage a wider, broad-based usage of in-flight connectivity services. We believe that certain providers of existing in-flight connectivity services discourage in-flight usage because they believe such usage will increase their overhead expenses without generating additional profit. Due to this business model and the small amount of revenue generated from currently available connectivity services, airlines have considered in-flight connectivity as a “service” to passengers provided at their expense. Under this thinking, in-flight connectivity is a “cost center” from which airlines do not expect to generate profit. We believe that the value of a networking system grows exponentially with its usage and it is a waste of resources to build a networking system to be utilized only by a narrow niche market. Therefore, our business model encourages usage of our in-flight connectivity services on a much broader basis. In order to encourage such broader usage, we plan to offer our in-flight connectivity services to passengers in all travel classes for free, while we generate revenue from add-on services that will tie together passengers’ connectivity and usage. Thus, with our business model, we plan to create connectivity-friendly aircraft cabins to provide free on-board internet connectivity for passengers, and to generate revenue through the sale of advertising commercials, banner advertising, in-app purchases, in-game purchases and other related in-flight transactions. We believe that our business model, under which neither airlines nor passengers will be required to pay for basic products or services, will create an incentive for the airlines to work with us and will drive passenger usage rates.

●	Expand satellite network coverage. We will continue to expand our global satellite network coverage through the purchase of additional Ka-band capacity, and to seek to install our satellite solutions into multiple aircraft, while continuing to invest in research and development relating to satellite antennas and modem technologies. We are actively working with satellite providers such as Telesat to accommodate airlines’ global routes and growing fleets. We are monitoring the satellite industry for growth in coverage, with recent attention on China Satcom’s plan to launch high-capacity Ka-band and Ka HTS multispot-beam satellites over the Asia-Pacific region. We are also in discussions with Kacific Broadband Satellites Group (Kacific), which is a satellite operator providing high-speed broadband internet service for the South East Asia and Pacific Islands region. Its first Ka-Band HTS satellite, Kacific 1, was designed and built by Boeing and launched into geostationary orbit atop a SpaceX launch vehicle on 16th December 2019, in order to purchase Ka broadband capacity.

●	Expand satellite-based services to other markets. We anticipate expanding our satellite-based connectivity services to remote area hotels and resorts, maritime and cruise lines, high-speed railways, 4G/5G backhauling, and converged triple-play services in remote communities. We believe that there is substantial potential for expansion internationally into these new markets. Future business prospects will be evaluated on a case-by-case basis by weighing the projected revenue from advertising fees and e-commerce revenue shares against the projected operating and capital expenditures of satellite coverage, bandwidth and operations. Our existing business model could be applied to high-speed railways and cruise lines, both of which have a sufficient passenger base for the service to be viable. High-speed railways in China sit under existing, available Ka satellite coverage areas that are not served by 4G/LTE mobile networks, providing a unique opportunity for the delivery of connectivity services. High-speed railways in other regions of Asia present similar opportunities. Remote communities in Asia lack a telecom infrastructure, partly due to geographical limitations, for example, the islands of the Philippines and Indonesia are spread out over a vast geographic area. Satellite-based communications and mesh network technology make triple play services possible for the delivery of live TV broadcasting, videos, and telecom services to these regions.

Employees

As of the date of this annual report, we had a total of 32 employees, 26 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Operations	9
Sales and Marketing	9
Research and Development	3
General and Administrative	11
Total	32

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

Excluding non-recurring revenues that we earned from affiliates and one non-affiliate in 2021 and in the second quarter of fiscal 2019, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

Our company is in the development stage and has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our company and our core business are in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. We plan to launch our services in the last quarter of 2022, initially in Europe with our launch customer MJet. The limited operating history of our business may make it difficult to accurately evaluate the business and predict its future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our service. If we do not address any of the foregoing risks successfully, our business will be harmed.

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

In July 2019, we completed payment of the NT$1,098,549,407, or US$35,861,589, purchase price for our acquisition of approximately 6.3 acres of undeveloped land (which we refer to as the Taiwan land parcel) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Our agent has received all of the necessary title transfer documentation from the seller however, according to the land use law of Taiwan, we need to first, obtain a telecommunications license in Taiwan, then second, submit a usage plan to the local land office and to obtain the necessary development license or authorization for the intended usage before we can obtain an official certificate of title. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete this process and receive the certificate of title to the parcel. Although we currently expect to complete the entire process and receive or certificate of title by sometime in the first quarter of 2021, we cannot provide any assurance of this timing. Once title to the Taiwan land parcel is transferred to us, we expect to lease a portion of the land parcel, pursuant to the terms of an existing binding memorandum of understanding, to a Samoa based telecom company who will use the land for their own satellite ground station and to mortgage the land to be able to raise funds to build our first satellite ground station and data center. If there is an extended delay in the transfer of the Taiwan land parcel title to us, our agreement with the Samoa telecom company may be terminated and we may not be able to raise the funds needed to build our ground station in a timely fashion. Either or both of these eventualities could have a negative impact on our business plans, prospects and future results of operations.

From time to time we enter into memorandums of understanding (MOUs) with various third parties. If the transactions contemplated by these MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

From time to time we enter into MOUs with potential prospective collaborative partners or potential customers. These MOUs typically are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. For more information related to these MOUs, please refer to the section “Our Contracts with Airline Partners.” Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to reach definitive agreements with any parties who may sign MOUs with us. If for whatever reason the transactions contemplated by signed MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

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

On December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of YuanJiu Inc. for approximately $5 million, for business purposes in Taiwan relating to the AirCinema Cube. YuanJiu is a listed company on the Taiwan Stock Exchange and a local business partner of ours. Although we are purchasing these shares as a long term investment, the shares are currently restricted. If we determine that we need to sell these shares to raise funds for other business purposes, there may not be an immediate buyer and we may have to sell the shares at a loss. This could have a negative effect on our income statement and our ability to raise funds when needed

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

The coronavirus has a particular adverse impact on the airline industry. The outbreak in China and throughout the world since December 2019 has led to a precipitous decrease in the number of daily departures and arrivals for domestic and international flights. According to the International Air Transport Association (IATA) Airlines Financial Monitor dated December 2021 – January 2022, published on January 17, 2022, the following key points were highlighted:

●	The latest financial results confirm that the pressure on the industry’s operating profitability eased in Q3 2021. In the sample of 87 airlines, the operating loss improved from 13.6% of revenues in Q2 to 2.6% in Q3.

●	The Global airline share price index picked up in January 2022 rising by 5.8% in the first half of January. The improvement was driven by investors’ confidence that the new Omicron variant will lead to fewer hospitalizations than other strains and therefore related disruptions might have a smaller impact on the travel industry than previously expected.

●	The latest financial results confirm that pressure on airlines’ operating profitability eased in Q3 thanks to a gradual improvement in passenger traffic and a booming air cargo business. The industry-wide operating loss was 2.6% of revenues over the July- September period, compared with a 13.6% loss in Q2.

●	In the sample of 58 airlines, the industry-wide net cashflow from operating activities was at -1% of revenues in Q3. This represents a significant improvement versus Q3 2020 (around -50%).

●	Taking a closer look at different sources of passenger revenues, premium class passenger traffic continues to lag the recovery in the economy counterpart.

●	Looking ahead, some of the North American airlines improved their revenue forecast for Q4, stating that travel demand remained robust during the holiday season despite Omicron disruptions. That said, costs pressures are expected to rise as well.

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

We are entitled under our articles of incorporation to issue up to 90,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of the date of this annual report, we have issued and outstanding 9,893,137 shares of common stock, no shares of preferred stock, and we have 2,400,000 shares of common stock reserved for issuance under our 2017 Equity Incentive Plan, of which 1,248,309 shares remain available for issuance. As of July 1, 2022, we had no shares of preferred stock issued and outstanding. Accordingly, at the date of this annual report, we could issue up to 77,137,328 additional shares of common stock (including shares reserved under our 2017 Equity Incentive Plan) and 50,000,000 shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Aerkomm Malta leases approximately 150 square meters of space at our Malta office. The lease expires on December 31, 2020 and the monthly lease payment is €2,000. The lease was renewed on December 6, 2020 for a further period of one year and extended until end February 2022 under the same conditions. Aerkomm Malta is now looking to lease another property.

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

On October 15, 2018, Aircom Telecom entered into a product purchase agreement, or the October 15th PPA, with Republic Engineers Maldives Pte. Ltd., a company affiliated with Republic Engineers Pte. Ltd., or Republic Engineers, a Singapore based, private construction and contracting company. On November 30, 2018, the October 15th PPA was re-executed with Republic Engineers Pte. Ltd. as the signing party. The Company refers to this new agreement as the November 30th PPA and, together with the October 15th PPA, the PPA. Under the terms of the PPA, Republic Engineers committed to the purchase of a minimum of 10 shipsets of the AERKOMM K++ system at an aggregate purchase price of $10 million. Additionally, under the terms of the PPA, the Executive Director of Republic Engineers, C. A. Raja, agreed to sign an agreement, or the Guarantee, to guarantee all of the obligations of Republic Engineers under the PPA. Republic Engineers had submitted a purchase order, or PO, dated October 15, 2018 for the 10 shipsets and was supposed to have made payments to Aircom Telecom against the purchase order shortly thereafter. Republic Engineers made no payments against the purchase order and the Company did not begin any work on the ordered shipsets. On July 7, 2020, Republic Engineers and Mr. Raja filed a complaint against Aerkomm, Aircom and Aircom Telecom (the “Aircom Parties”) in the Superior Court of the State of California for the County of Almeda, or the Court, seeking declaratory relief only and no money damages, alleging that the PPA and the PO were not executed or authorized by Republic Engineers and that the Guarantee was not executed or authorized by Mr. Raja. Republic Engineers and C. A. Raja requested from the Court (i) orders that the PPA, the PO and the Guarantee be declared null and void and (ii) the payment of their reasonable attorney’s fees. On July 29, 2020, Aircom Telecom provided notice to Republic Engineers that the PPA and the PO was terminated according to their terms as a result of the non-performance of Republic Engineers and the Failure of Mr. Raja to provide the Guarantee. The Aircom Parties filed a motion for judgment on the pleadings in August 2021, asking the Court to find the Complaint for Declaratory Relief to be moot, because the contracts that are the subject of the Complaint have been terminated. On September 22, 2021, the Court granted that motion, and dismissed the complaint. At the request of Republic Engineers, the Court granted Republic Engineers leave to amend its complaint to attempt to allege a viable claim. On May 10, 2022 Republic Engineers and the Aircom Parties entered into a settlement and mutual release agreement, which included, among other things, a denial of wrongdoing by both parties, a requirement that Republic Engineering file a motion with the Court to dismiss its lawsuit against the Aircom Parties and a mutual release by each party of any and all claims against the other party relating to this dispute. On May 17, 2022, Republic Engineers filed with the Court a motion to dismiss, with prejudice, its lawsuit against the Aircom Parties and on that same day the Court officially dismissed the lawsuit.

On June 20, 2018, we entered into the Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, we paid Yihe RMB 8 million (approximately US$1.2 million).  On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, we filed an arbitration action with the ShenZhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of our RMB 8 million payment to Yihe.  On March 25, 2022, the Shenzhen International Arbitration Court issued a judgment in our favor. The Court deemed our agreement with Yihe terminated as of November 24, 2020, our date of filing with the Court, and held that Yihe is required to promptly repay us RMB 7.5 million and reimburse us RMB 178,125 in court costs. We will make every effort to collect these amounts from Yihe.

On December 1, 2020, the United States Patent and Trademark Office (the “USPTO”) issued a Final Office Action relating to Aerkomm Inc. indicating that our US trademark application (Serial No. 88464588) for the name “AERKOMM,” which was originally filed with the USPTO on June 7, 2019, was being rejected because of a likelihood of confusion with a similarly sounding name trademarked at, and in use from, an earlier date. We successfully appealed this USPTO action and the USPTO issued to us a trademark registration for the service mark AERKOMM under Trademark Class 38 (telecommunications) on November 2, 2021 and Trademark Class 41 (entertainment services) on November 23, 2021.

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

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Invest Securities SA, dated September 9, 2019. The liquidity agreement complies with applicable laws and regulations in France. The liquidity agreement authorizes Invest Securities SA to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. The balance of liquidity account is classified in other non-current financial assets in our statement of financial position. At July 1, 2022, 5,361 shares of our common stock were in the liquidity account. The liquidity agreement had a term of one year and to be renewed automatically unless otherwise terminated by either party. In January 2022, Invest Securities SA terminated the agreement and we are determining whether to continue a similar program.

Approximate Number of Holders of Our Common Stock

As of July 1, 2022, there were approximately 26 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter ended December 31, 2021.

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company's financial condition as of December 31, 2021, and its results of operations for the years ended December 31, 2021 and 2020.

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

Our total sales were $3,250,000 and $0 for the years ended December 31, 2021 and 2020. Our total sales of $3,250,000 for the year ended December 31, 2021 consisted of a non-recurring sale of ground antenna units to a related party and sales of network hardware to a non-related party.

The COVID-19 Pandemic Expected Impact on Aerkomm’s Business

Although we cannot predict with any degree of certainty the long-term impact on our business of the COVID-19 pandemic, we do not expect that the COVID-19 pandemic will have a material adverse effect on our business in 2020, in view of the fact that Aerkomm is a development stage company. Consequently, we do not have any contractual agreements with airlines that would result in a decrease or complete halt in revenue generation due to the grounding of aircraft and reduction in aircraft fleets and new aircraft purchases. Additionally, because we do not currently have any operational IFEC systems, we are not generating any recurrent operational expenses with satellite companies that provide bandwidth connectivity for operational IFEC systems. We expect that we will acquire certification of our Aerkomm K++ System by the first quarter of 2023, and we are currently targeting the commencement of the initial installations of our Aerkomm K++ System by the end of the first quarter of 2023, although these target dates could get pushed back due to various factors, including the ongoing impact of the COVID-19 pandemic. While according to the current IATA data, the recovery in 2021 is expected to be slow, this could work to our advantage as it will provide the opportunity to have more aircraft on the ground available for the retrofit installation of our Aerkomm K++ System equipment. That is, we will not have to wait for a prospective airline customer to cycle through its scheduled grounding of aircraft for major maintenance checks to be able to install our K++ System retrofit solution. Of course, there can be no assurance that a grounded airline fleet would make it more probable that an airline company would contract for our Aerkomm K++ System installation.

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

With respect to our AirCinema Cube, which we are developing for installation on Hong Kong Airlines and Vietjet aircraft and which is expected to be ready for installation by the third quarter of 2022, we believe we will still be able to begin installations on schedule. However, due to the COVID-19 pandemic, even if we can install the AirCinema Cube on schedule, revenue from the AirCinema Cube will, most likely, be delayed until the fleet of Vietjet and Hong Kong Airlines re-commences its full schedule which, we expect, will be third quarter of 2022 and late in the fourth quarter of 2022, respectively.

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

Results of Operations

The discussion below relates to our two fiscal years ended on December 31, 2021 and 2020.

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Change
	2021	2020	$	%
Sales	$3,250,000	$-	$3,250,000	100.0%
Cost of sales	3,050,978	-	3,050,978	100.0%
Operating expenses	10,103,543	8,335,598	1,767,945	21.2%
Loss from operations	(9,904,521)	(8,335,598)	(1,568,923)	18.8%
Net non-operating income (expense)	524,335	(773,262)	1,297,598	(167.8)%
Loss before income taxes	(9,380,186)	(9,108,860)	(271,325)	3.0%
Income tax expense	3,239	3,286	(47)	(1.4)%
Net Loss	(9,383,425)	(9,112,146)	(271,278)	3.0%
Other comprehensive loss	(141,930)	(1,271,589)	1,129,659	(88.8)%
Total comprehensive loss	$(9,525,354)	$(10,383,735)	$858,381	(8.3)%

Revenue. Our sales were $3,250,000 for the year ended December 31, 2021, as compared to the $0 for the year ended December 31, 2020. Our total revenue of $3,250,000 for the year ended December 31, 2021 consisted of the sales of ground antenna units of $1,440,000 to a related party and sales of network hardware of $1,810,000 to a non-related party. Our total revenue for the year ended December 31, 2020 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $3,050,978 and $0 for the years ended December 31, 2021 and 2020, respectively. The cost of sales for the year ended December 31, 2021 was $3,050,978 as we sold ground antenna units to a related party in the amount of $1,243,878 and network hardware to a non-related party in the amount of $1,807,100, while the cost of sales for the year ended December 31, 2020 was $0 as we did not have any sales during the periods.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,767,945 to $10,103,543 for the year ended December 31, 2021, from $8,335,598 for the year ended December 31, 2020. Such increase was mainly due to the increase in stock-based compensation expense, payroll and related expenses, equipment leasing, accounting and auditing expenses, insurance expense and legal expense in the amount of $921,628, $419,932, $300,000, $253,148, $139,054 and $132,615, respectively, which was offset by the decrease in travel expense and amortization expense in the amount of $236,037 and $187,915, respectively.

Net non-operating income (expense). We had $524,335 in net non-operating income for the year ended December 31, 2021 as compared to $773,262 in net non-operating expense for the year ended December 31, 2020. Net non-operating income for the year ended December 31, 2021 primarily consisted of unrealized gain from long-term investment of $972,722, gain on disposal of investment of $306,848, gain on foreign exchange of $188,020, which was offset by the financing cost from bonds issuance of $942,375 and net interest expense of $79,297. Net non-operating expense for the year ended December 31, 2020 primarily consisted of net interest expense of $39,494, other loss of $1,155,623 due to a loss from allowance for other receivable (as explained under the Legal Proceedings section below), unrealized loss from investments of $868,064 and gain on foreign exchange of $1,088,672, Covid-19 government subsidy of $38,763 received by Aircom Japan and $15,085 received by Aircom HK and forgiveness of PPP Loan of $163,200 received by Aircom.

Loss before income taxes. Our loss before income taxes is $9,380,186 for the year ended December 31, 2021 as compared to the loss before income taxes for the year ended December 31, 2020 of $9,108,860, an increase of $271,326, or 3.0%, as a result of the factors described above.

Income tax expense (benefit). Income tax expense decreased by $47 to $3,239 for the year ended December 31, 2021, from an income tax expense of $3,286 for the year ended December 31, 2020. The income tax expenses were mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $858,380, or 8.3%, to $9,525,355 for the year ended December 31, 2021, from $10,383,735 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $38,695 and restricted cash of $3,250,118. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,963,824)	$(1,912,091)
Net cash used in investing activities	(76,950)	(5,376,667)
Net cash provided by financing activities	1,676,926	11,378,109
Net increase (decrease) in cash and restricted cash	(363,848)	4,089,351
Cash and restricted cash at beginning of year	3,794,591	976,829
Foreign currency translation effect on cash and restricted cash	(141,930)	(1,271,589)
Cash and restricted cash at end of year	$3,288,813	$3,794,591

Operating Activities

Net cash used in operating activities was $1,963,824 for the year ended December 31, 2021, as compared to $1,912,091 for the year ended December 31, 2020. In addition to the net loss of $9,383,425, the increase in net cash used in operating activities during the year ended December 31, 2021 was mainly due to increase in accounts receivable and prepaid expense and decrease in accounts payable and other payable – others of $136,800, $388,828, $309,712 and $281,535, respectively, offset by the decrease in inventories, increase in accrued expenses and other payable – related parties of $1,824,273, $1,322,637 and $243,214, respectively. In addition to the net loss of $9,112,146, the increase in net cash used in operating activities during the year ended December 31, 2020 was mainly due to the increase in inventory of $2,172,863, offset by the decrease in accounts receivable, decrease in prepaid expenses, increase in accounts payable, accrued expenses, other payable – related parties and other payable - others of $451,130, $1,345,956, $961,610, $886,319, $420,215 and $1,311,246, respectively.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $76,950 as compared to $5,376,667 for the year ended December 31, 2020. The net cash used in investing activities for the year ended December 31, 2021 was mainly due to purchase of property and equipment of $163,862, which was offset by proceeds from disposal of trading security of $101,547. The net cash used in investing activities for the year ended December 31, 2020 was mainly due to the prepayment on long-term investment of $5,027,600, purchase of trading securities of $233,174, prepayment for equipment of $86,617 and purchase of property and equipment of $29,276.

Our $5,027,600 purchase of long-term investment in 2020 was made to purchase 6,000,000 shares of Ejectt, one of our business partners and a related party. This purchase was made for business purposes in Taiwan relating to local operations.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 was $1,676,926 and $11,378,109, respectively. Net cash provided by financing activities for the year ended December 31, 2021 was mainly attributable to proceeds from short-term loan of $1,106,666 and issuing of common stock for warrants exercise of $592,800. Net cash provided by financing activities for the year ended December 31, 2020 was mainly attributable to the net proceeds from issuance of common stock of $1,667,080, net proceeds from issuance of convertible bonds of $9,218,094 and proceeds from short-term loan – related party of $527,066.

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by our Taiwan land parcel which we recently purchased. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are now waiting for title to the Taiwan land parcel to be transferred to us pending the completion of our satellite ground station licensing process. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. On April 25, 2022, the Lenders amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of the date of this annual report, drawn down approximately $60,000 (approximately NTD 2,620,000) under the Loans from one of the Lenders.

On July 10, 2018, in conjunction with our agreement to acquire the Taiwan land parcel, we entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price of the Taiwan land parcel, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. Under the terms of the initial agreement with MIGL, we agreed to pay this commission no later than 90 days following payment in full of the Taiwan land parcel purchase price. In May 2019 and December 2021, we amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than June 30, 2022. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission was due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than June 30, 2022.

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

On December 31, 2020, we entered into an underwriting agreement (the “Underwriting Agreement-Invest Securities”) with Invest Securities SA (“Invest-Securities”) in connection with the public offering (“2020 Offering”), issuance and sale of up to 1,951,219 shares of our common stock on a best-efforts basis at the public offering price of €20.50 (approximately $25.07) per share, less underwriting discounts, for up to a maximum of €40 million (approximately $48.9 million). As of December 31, 2020, pursuant to the Underwriting Agreement-Invest Securities, we had completed a closing and issued an aggregate of 96,160 shares of our common stock for gross proceeds of €1.97 million (approximately $2.41 million), or net proceeds of €1.4 million (approximately $1.7 million). This offering has terminated.

The Company has not generated significant revenues, excluding non-recurring revenues in 2021 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, we have taken measures that management believes will improve our financial position by financing activities, including having successfully completed our Bond Offering, 2020 Offering, short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

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

On June 28, 2022, we entered into a subscription agreement with an investor who agreed to purchase 550,000 shares of our common stock for 6.00 Euros per share for an aggregate purchase price of 3,300,000 Euros (the “Purchase Price”). This transaction closed on June 29, 2022 and we received the Purchase Price equivalent to U.S. $3,175,200.77 from this investor. Despite the fact that we have received the investor’s funds, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to July 29, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, we will be required to return the Purchase Price funds to the investor, without interest. Because of the wording of the subscription agreement, we cannot assure you at this time that we will not be required to return the Purchase Price funds to the investor.

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

Capital expenditures for the years ended December 31, 2021 and 2020 were $148,921 and $349,067, respectively.

We anticipate an increase in capital spending in fiscal year 2022 and estimate that capital expenditures will range from $10 million to $40 million as we will begin airborne equipment installations and continue to execute our expansion strategy.

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

Concentrations of Credit Risk

Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2021 and 2020, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $233,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,106,000 and $3,514,000 as of December 31, 2021 and December 31, 2020, respectively.

We perform ongoing credit evaluation of our customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

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

Depreciation is computed by using the straight-line and double declining methods over the following estimated service lives: ground station equipment – 5 years, computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 to 6 years and lease improvement – 5 years or remaining lease term, whichever is shorter.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2021 and 2020.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. Our long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2021 and 2020.

Revenue Recognition

During 2019, we adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, we identify a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Our revenue for the year ended December 31, 2021 was the sales of ground antenna units to a related party and sales of network hardware to a non-related party.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2021 and 2020, the Company incurred $0 and $0 of research and development costs, respectively.

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

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, under which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The Company adopted ASU 2017-04 as of December 31, 2020 and the adoption does not have significant impact on our consolidated financial statements as of and for the year ended December 31, 2021 and 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2021 and 2020 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2021, our internal control over financial reporting was not effective due to the following material weakness:

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2021 but was not reported.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Jeffrey Wun	57	President and Chief Technology Officer
Louis Giordimaina	65	Chief Executive Officer
Y. Tristan Kuo	67	Chief Financial Officer
Georges Caldironi	65	Chief Operating Officer
Richmond Akumiah	68	Director
Raymond Choy	41	Director
Chih-Ming (Albert) Hsu	46	Director
Colin Lim	59	Director
Jan-Yung Lin	61	Secretary and Director

Jeffrey Wun. Mr. Wun has served as our President since December 31, 2017 and was appointed as our Chief Technology Officer by our board of directors on March 22, 2020. He served as our Chief Executive Officer from December 31, 2017 to March 22, 2020. Mr. Wun has been a member of our board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017 and served as our Chairman of the board of directors from January 22, 2018 to March 22, 2020. Mr. Wun also currently serves as the Chief Executive Officer of the Joint Venture. Mr. Wun previously served as our President, Treasurer and Secretary from December 2016 to February 2017. Mr. Wun has served as Aircom’s Chief Technology Officer since December 2014. Mr. Wun is a technologist with more than 25 years of experience in the communications industry. Prior to joining Aircom Mr. Wun served as Senior Staff Engineer at Samsung Electronics Co., Ltd. from December 2012 to May 2015. Prior to that, Mr. Wun was a Senior System Engineer at MediaTEK USA Inc. from November 2010 to December 2012 and served as Chief Executive Officer at Kairos System Inc. from 2003 to 2010. Mr. Wun received a Bachelor of Science in Biochemistry and Computer Science from Chinese University of Hong Kong in 1988.

Louis Giordimaina. Mr. Giordimaina was appointed as our Chief Executive Officer by our board of directors on March 22, 2020 and was appointed as our Chainman by our board of directors on October 7, 2021. Prior to that, Mr. Giordimaina served as Chief Operating Officer-Aviation of Aircom from May 25, 2018 until November 1, 2019, and of Aerkomm Malta from November 1, 2019 until March 22, 2020, the date of his being appointed as our Chief Executive Officer by the Board. Mr. Giordimaina joined Aircom as a consultant in June 2017. Mr. Giordimaina is an experienced aviation executive with more than 40 years of experience in airline executive management, operations, Maintenance and Repair Organizations (MROs), aircraft purchasing from aircraft manufacturers, sales and leasing with major aircraft lessors. Prior to joining the Company, Mr. Giordimaina served as Chief Executive Officer of Air Malta in 2014, the national airline of Malta, as well as CEO of Lufthansa Technik Malta from 2002 to 2011. He joined Air Malta’s engineering department in 1975 as an aircraft engineer where he occupied various positions in Air Malta’s engineering department with additional active roles in Air Malta relating to airline strategic planning, aircraft purchasing and deliveries from Airbus Industrie, Boeing and British Aerospace, aircraft leasing from various international aircraft lessors and aircraft contract negotiations. In 1994, he was appointed as the first Maltese Chief Engineer of Air Malta. Mr. Giordimaina was instrumental in setting up Lufthansa Technik Malta, a Joint Venture between Lufthansa Technik and Air Malta, of which he was appointed Chief Executive Officer and Director in 2002. In 2006, he spearheaded Lufthansa Technik Malta’s expansion to become one of the major worldwide MRO players, based in the centre of the Mediterranean. He occupied the position of CEO until September 2011, after which he remained as member of the board of directors of that company until September 2013. He currently serves as a Director of GY Aviation Lease (Malta) Ltd which provides aircraft financing and leasing. He also served as the General Manager, the Accountable Manager and a director of Hyperion Aviation, where he worked from May 2016 to September 2017, managing a fleet of private jet aircraft; he served in similar capacities at EuroJet Ltd., from January 2015 to April 2016; and he served for a number of years as a director of Tailwind Leasing Company and Peregrine Aviation Leasing Company based in Shannon, Ireland. An aircraft engineer by profession, Mr. Giordimaina also obtained an Engineering Business Management degree from Warwick University, UK. He is a Fellow of the Royal Aeronautical Society.

Y. Tristan Kuo. Mr. Kuo has served as our Chief Financial Officer and Treasurer since April 10, 2017. Mr. Kuo has served as Chief Financial Officer and Treasurer of Aircom since May 2017. Mr. Kuo has more than 30 years of experience in accounting, financing and information systems for companies in the bio-pharmaceutical, manufacturing, commodity trading and banking industries and has served in the capacities of CFO, CIO and Controller. Mr. Kuo has also served as an independent director of Jowell Global Ltd. (Nasdaq: JWEL) since December 2020. Mr. Kuo also served as an independent director of Oriental Culture Holdings Ltd. (Nasdaq: OCG) between October 2019 to December 2021. Mr. Kuo has served as the Vice President of Investor Relations of Nutrastar International, Inc. (OTCPK: NUIN) between April 2016 and February 2020. Mr. Kuo also served as the Chief Financial Officer of Success Holding Group International, Inc., a provider of personal improvement seminars, from August 2015 to April 2017. Prior to that, he served as CFO/CIO Partner of Tatum, a management and advisory services firm, from December 2014 to August 2015, as an independent board member and audit committee chairman of KBS Fashion Group Limited (NASDAQ: KBSF) from August 2014 to May 2015, and as the Chief Financial Officer of Crown Bioscience, Inc. from June 2012 to November 2013. Prior to that, Mr. Kuo served as Chief Financial Officer of China Biologic Products, Inc. (NASDAQ: CBPO), a Chinese biopharmaceutical company, from June 2008 to May 2012 and served as its Vice President of Finance between September 2007 and May 2008. Prior to that, Mr. Kuo worked for the Noble Group in Hong Kong as the Senior Business Analysis Manager from February through August 2007 and as the Controller, Vice President of Finance and CFO of Cuisine Solution, Inc., a previously publicly traded company in Alexandria, Virginia, from December 2002 to January 2007. Mr. Kuo also served as the Vice President of Information Systems for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2002 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, from 1991 to 2001. Mr. Kuo received his Master’s degree in Accounting from The Ohio State University and Bachelor’s degree in Economics from Soochow University, Taipei.

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

Chih-Ming (Albert) Hsu. Mr. Chih-Ming (Albert) Hsu has served as a member of our Board since December 2017. Mr. Hsu has served as a member of Aircom’s board since April 2017. Mr. Hsu was admitted to practice law in Taiwan as a corporate and business lawyer and as a patent attorney in 2002. Mr. Hsu is the owner of Chascord Law Firm. Mr. Hsu has also been the chairman of the board of directors of Ejectt Inc., a Taiwanese publicly traded company, since May 2019. Mr. Hsu previously served as the arbitrator& mediator of the Chinese Arbitration Association, Taipei. In addition, Mr. Hsu was the Chairman of Unitel High Technology Corporation, a listed company on the Taiwan over-the-counter market from December 2015 to September 2016.  Mr. Hsu received an LL.M. and Bachelor of Law degree from National Taiwan University in 2003 and 1997, respectively. Mr. Hsu is an expert of real estate securitization in Taiwan.

Richmond Akumiah. Mr. Akumiah has served as a member of our board of directors since September 2018. Mr. Akumiah is an engineering and financial management professional with years of experience in decision support, budgeting, forecasting, credit analysis, cost accounting, mergers and acquisitions, quantitative analysis, financial and operational analysis, strategic planning, and corporate development. Since September 2018, he has been employed as a Senior Advisor, Investments and Operations by the State of New Jersey, Division of Investment, where he advises on the Division’s range of investment activities, and is on the Board of the New Jersey Culture Trust, as representative of the New Jersey State Treasurer. From 2014 to 2018, Mr. Akumiah was a research consultant for WorldQuant LLC, a Greenwich, Connecticut-based investment management firm. Prior to that, from 2009 to 2013, he was employed as a consultant for Wolters Kluwer. Prior to Wolters Kluwer, Mr. Akumiah was employed in a number of positions in various financial management capacities, including at The Dun & Bradstreet Corporation where he spent a decade in leadership roles in Finance & General Management. At AT&T, he served as Director of Finance in the Business Case Center of Excellence managing AT&T’s investments in IP (Internet Protocol) and Managed Services. Mr. Akumiah also served as Chief Financial Officer of Hands On Network (Points of Light). Mr. Akumiah began his career in New York City with Marine Midland Bank (HSBC). Mr. Akumiah is a member of the American Society of Mechanical Engineers and the American Society of Civil Engineers. Mr. Akumiah graduated from Harvard University with a BA in Engineering and holds an MBA in Finance from New York University, Leonard Stern School of Business. Mr. Akumiah was selected to serve as a member of our board of directors due to his engineering and finance background.

Colin Cheng Eam Lim. Mr. Lim has served as a member of our board of directors since February 2017 and served as a member of Aircom’s board from July 2015 to February 2017. In 2013, Mr. Lim founded Dynasty Media & Entertainment Group, a movie production and distribution company and an investment company with interests in a variety of businesses, including restaurants, wood and timber trading, exotic leather manufacturing, movie productions, copyrights transaction and entertainment businesses, as well as hi-tech companies, and is the Managing Director who oversees financing, investment and copyrights. Mr. Lim has served as Executive Chairman of Sunny Leather from June 2006 and is responsible for general management. Mr. Lim has served as Executive Chairman of Anson International since March 2003 where he oversees investments. Mr. Lim has served as Managing Director of Euroamerica International since December 1999 where he oversees management and trading operations of the company. Mr. Lim’s investment experience in the movie and copyright businesses has allowed us to better negotiate and acquire sufficient movie copyrights and entertainment content to complement our business model. Mr. Lim graduated from New South Wales University in Australia, where he received his degree in engineering and business.

Jan-Yung Lin. Mr. Jan-Yung Lin has served as a member of our board of directors since February 2017. Mr. Lin served as Aircom’s President from June 2017 to February 2019, as Aircom’s Chief Executive Officer from February 2015 to October 2016, as Aircom’s Chief Operating Officer from September 2014 to February 2015, and as a director of Aircom since September 2014. Mr. Lin has practiced corporate and business law at Concorde Law PC as a solo practitioner since 2012. Prior to that Mr. Lin was the General Counsel and Chief Financial Officer of EMG Properties, Inc. in California. Prior to that Mr. Lin was a corporate associate of Goodwin Proctor LLP. Mr. Lin graduated magna cum laude from Cornell Law School with a J.D. degree and an LL.M. degree in International and Comparative Law. Mr. Lin received an M.B.A. degree from the University of California, Berkeley and a Bachelor’s degree from the National Taiwan University. Mr. Lin was selected to serve as a member of our board of directors due to his legal background.

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

Board Composition and Committees

Our board of directors is comprised of seven members: Jeffrey Wun, Louis Giordimaina, Raymond Choy, Chih-Ming (Albert) Hsu, Richmond Akumiah, Colin Lim and Jan-Yung Lin. Our board of directors has determined that Messrs. Choy, Akumiah and Lim are independent directors as that term is defined in the rules of the Nasdaq Stock Market. Each of Messrs. Choy, Lim and Akumiah are members of all of our standing committees.

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

Compensation Committee

Our board of directors established our Compensation Committee effective as of January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Lim serving as chairman of this committee. On February 16, 2020, our board of directors voted to add Mr. Akumiah to this committee. On October 4, 2021, Mr. Busuttil resigned from his positions as a member and chairman of the board of directors (the “Board”) of the Company. Messrs. Choy, Lim and Akumiah are the current members of the Compensation Committee. The Compensation Committee is structured as follows: The primary purpose of our Compensation Committee is to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing the compensation packages of executive officers and making recommendations to our board of directors for said compensation packages, (ii) reviewing and approving proposed stock incentive grants and (iii) providing our board of directors with recommendations regarding bonus plans, if any. The role and responsibilities of our Compensation Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

Nominating and Governance Committee

Our board of directors established our Nominating and Governance Committee effective January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Busuttil serving as chairman of this committee. On February 16, 2020, our board of directors voted to add Mr. Akumiah to this committee. On October 4, 2021, Mr. Busuttil resigned from his positions as a member and chairman of the board of directors (the “Board”) of the Company. Messrs. Choy, Lim and Akumiah are the current members of the Compensation Committee with Mr. Akumiah serves as the chairman. The Nominating and Governance Committee is structured as follows: The primary purposes of our Nominating and Governance Committee are to (i) identify individuals qualified to become members of our board of directors and recommend to our board of directors the nominees for the next annual meeting of our stockholders and candidates to fill vacancies on our board of directors, (ii) recommend to our board of directors the directors to be appointed to committees of our board of directors and (iii) oversee the effectiveness of our corporate governance in accordance with regulatory guidelines and any other guidelines we establish, including evaluations of members of executive management, our board of directors and its committees. The role and responsibilities of our Nominating and Governance Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the reporting period ended December 31, 2021 were timely filed. One of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina, Chief Executive Officer (2)	2021	565,588	547,601	96,016	1,141,297
	2020	456,855	275,315	29,342	761,512
Y. Tristan Kuo, CFO (3)	2021	185,000	-	-	185,000
	2020	185,000	103,245	-	288,245
Georges Caldironi	2021	214,021	26,238	-	240,259
	2020	208,057	137,713	-	346,770
Jeffrey Wun, President and Chief Technology Officer (5)	2021	160,000	-	-	160,000
	2020	160,000	89,296	-	249,296
Jan-Yung Lin, Secretary and Director (6)	2021	120,000	-	-	120,000
	2020	120,000	66,967	-	186,967

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer.

(3)	Mr. Kuo has served as our Chief Financial Officer since April 10, 2017.

(4)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020. The option awards were granted to AA Twins, which is controlled by Mr. Caldironi, according to the consulting agreement.

(5)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Executive Officer from December 31, 2017 to March 22, 2020. He also currently serves as the Chief Technology Officer of Aircom and was appointed as our Chief Technology Officer on March 22, 2020.

(6)	Mr. Lin has served as our Secretary and Director since February 2017.

Employment Agreements

Louis Giordimaina

On May 25, 2018, Aircom Pacific, Inc. entered into an employment agreement with Mr. Giordimaina, effective January 1, 2018, pursuant to which Mr. Giordimaina was hired to serve as Aircom’s European representative. In accordance with the terms of this agreement, as of November 1, 2019, the date of organization of Aerkomm Malta, Mr. Giordimaina officially became an employee of Aerkomm Malta. Until such time as we enter into a separate, executive employment agreement relating to Mr. Giordimaina’s position with us as our Chief Executive Officer, the operative provisions of Mr. Giordimaina’s agreement with Aircom/Aerkomm Malta relating to compensation and benefits shall apply. Pursuant to the terms of his employment agreement, we agreed to pay Mr. Giordimaina an annual salary of €398,000, or $425,064. A bonus will be considered, comparable to those that may be offered to other executives once a satisfactory revenue stream is established at Aircom as a result of Mr. Giordimaina’s efforts. Mr. Giordimaina was granted an option to purchase 150,000 shares of the Company’s common stock, vesting annually in three equal installments on each anniversary of his employment start date equally provided that he is still employed by the Company on the date of vesting. We will cover and pay any premium up to a maximum of €2,500, or $2,830, per annum for any international private health insurance which Mr. Giordimaina may have in place from time to time covering Mr. Giordimaina and his wife; we will recommend board approval for life insurance coverage for Mr. Giordimaina comparable with other executives of Aircom, commencing in 2018; we will pay Mr. Giordimaina the sum of €6,000, or $6,408, per year to any private pension fund scheme/s designated by Mr. Giordimaina, we will pay Mr. Giordimaina €18,000, or $19,224, per annum as an allowance for a leased car and fuel expenses, to be paid in equal monthly instalments, we will provide Mr. Giordimaina with a mobile telephone for his business use, as well as a lap top computer and an iPad, and we will reimburse Mr. Giordimaina for all actual, necessary and reasonable expenses incurred by him in the course of his performance of services for the Company. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Giordimaina from competing with us during his employment, and from soliciting any of our employees or consultants for a period of one year after his employment end. If Mr. Giordimaina’s employment is terminated by us without cause, he shall be entitled to one-half of his full salary for the remainder of the initial three-year term of his agreement.

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

Outstanding Equity Awards Fiscal Year Ended December 31, 2021 and 2020

As of December 31, 2021 and 2020, Mr. Kuo had options outstanding and exercisable for 196,350 and 150,000 shares of our common stock, at an average exercise price of $11.51 and $13.38 per share, respectively. As of December 31, 2021 and 2020, Mr. Wun had options outstanding and exercisable for 23,141 and 7,500 shares of our common stock at an average exercise price of $9.66 and $13.38 per share, respectively. As of December 31, 2021 and December 31, 2020, Mr. Giordimaina had options outstanding and exercisable for 291,099 and 42,500 shares of our common stock at an average exercise price of $6.21 and $11.74 per share. As of December 31, 2021 and 2020, Mr. Caldironi had options outstanding and exercisable for 24,676 and 2,000 shares of our common stock at an average exercise price of $8.82 and $14.20 per share, respectively. As of December 31, 2021 and 2020, Mr. Lin had options outstanding and exercisable for 19,605 and 7,500 shares of our common stock at an average exercise price of $10.33 and $14.48 per share, respectively.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Louis Giordimaina	December 31, 2021	18,750	-	-	$2.72	12/01/2031
	December 31, 2021	150,000	-	-	$3.89	10/21/2031
	December 31, 2021	18,750	-	-	$4.12	09/01/2031
	December 31, 2021	43,599	-	-	$8.30	12/11/2030
	December 31, 2021	30,000	-	-	$3.96	07/02/2029
	December 31, 2021	30,000	-	-	$20.50	05/25/2028
	December 31, 2020	-	-	43,599	$8.30	12/11/2030
	December 31, 2020	22,500	-	7,500	$3.96	07/02/2029
	December 31, 2020	20,000	-	10,000	$20.50	05/25/2028
Y. Tristan Kuo	December 31, 2021	16,350	-	-	$8.30	12/11/2030
	December 31, 2021	120,000	-	-	$3.96	07/02/2029
	December 31, 2021	60,000	-	-	$27.50	06/23/2027
	December 31, 2020	-	-	16,350	$8.30	12/11/2030
	December 31, 2020	90,000		30,000	$3.96	07/02/2029
	December 31, 2020	60,000	-	-	$27.50	06/23/2027
Georges Caldironi	December 31, 2021	2,000	-	-	$9.90	12/31/2031
	December 31, 2021	2,000	-	-	$7.25	12/29/2030
	December 31, 2021	18,676	-	-	$8.30	12/11/2030
	December 31, 2021	2,000	-	-	$14.20	02/29/2030
	December 31, 2020	-	-	18,676	$8.30	12/11/2030
	December 31, 2020	2,000	-	-	$14.20	02/29/2030
Jeffrey Wun	December 31, 2021	14,141	-	-	$8.30	12/11/2030
	December 31, 2021	6,000	-	-	$3.96	07/02/2029
	December 31, 2021	3,000	-	-	$27.50	06/23/2027
	December 31, 2020	-	-	14,141	$8.30	12/11/2030
	December 31, 2020	4,500	-	1,500	$3.96	07/02/2029
	December 31, 2020	3,000	-	-	$27.50	06/23/2027
Jan-Yung Lin	December 31, 2021	10,605	-	-	$8.30	12/11/2030
	December 31, 2021	6,000	-	-	$3.96	07/02/2029
	December 31, 2021	3,000	-	-	$30.25	06/23/2022
	December 31, 2020	-	-	10,605	$8.30	12/11/2030
	December 31, 2020	4,500	-	1,500	$3.96	07/02/2029
	December 31, 2020	3,000	-	-	$30.25	06/23/2022

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our board of directors.

We have entered into independent director agreements with Richmond Akumiah, Raymond Choy and Colin Lim. Under the terms of these independent director agreements, we have agreed to pay the independent directors an annual cash fee of $20,000, paid quarterly in four equal installments, commencing in the first quarter following closing of our public offering, and an additional $5,000 cash compensation fee for serving as board of directors committee chairmen. We commenced payment of these fees on September 30, 2018.

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

We purchased a Directors and Officers Liability Insurance with coverage up to an aggregate maximum of $3 million commencing promptly upon the final closing of our prior public offering, and to reimburse the independent directors for pre-approved reasonable business expenses incurred by them. In November 2019, with the approval of the board, we purchased a directors and officers liability insurance with $5 million coverage effective November 25, 2019.  In November 2020, we renewed and increased the Directors and Officers Liability Insurance with $10 million coverage effective November 25, 2020 and subsequently reduced the coverage to $6 million to conserve expenses. In December 2021, we decided not to renew this coverage, to further reduce our insurance expenses, and this policy has been terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of July 1, 2022 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 44043 Fremont Blvd., Fremont, CA 94538.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jeffrey Wun, Chairman, President and Chief Technology Officer (3)	Common Stock	2,708,055	27.37%
Louis Giordimaina, Chief Executive Officer and Director (4)	Common Stock	309,849	3.13%
Y. Tristan Kuo, Chief Financial Officer (5)	Common Stock	196,350	1.98%
Georges Caldironi, Chief Operating Officer (6)	Common Stock	24,676	*
Richmond Akumiah, Director (7)	Common Stock	21,875	*
Raymond Choy, Director (8)	Common Stock	28,875	*
Chih-Ming (Albert) Hsu, Director (9)	Common Stock	31,312	*
Colin Lim, Director (10)	Common Stock	115,455	1.17%
Jan-Yung Lin, Secretary and Director (11)	Common Stock	482,008	4.87%
All officers and directors as a group (10 persons named above)	Common Stock	3,918,455	39.61%
Dmedia Holding LP (12)	Common Stock	2,237,428	22.62%
Sheng-Chun Chang (13)	Common Stock	1,247,533	12.61%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 9,893,137 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of July 1, 2022. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 447,486 shares of our common stock held directly; (ii) 23,141 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options; and (iii) 2,237,428 shares of our common stock owned by Dmedia Holding LP. On December 20, 2017, Mr. Wun purchased an 85.7% interest in, and was appointed Manager of, Dmedia LLC, the General Partner of Dmedia Holding LP. As such, Mr. Wun is deemed to be the beneficial owner of the 2,237,428 shares of our common stock held by Dmedia Holding LP by virtue of his voting and dispositive power of those shares. Through his ownership interest in Dmedia LLC, which owns an approximately 6% direct interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 117,601 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 2,119,827 shares of our common stock held by Dmedia Holding LP.

(4)	Consists of 309,849 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 196,350 shares of our common stock which Mr. Kuo has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 18,676 shares held directly and 6,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(7)	Consists of 21,875 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(8)	Consists of 28,875 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(9)	Represents (i) 3,312 shares of our common stock held directly by Mr. Hsu and (ii) 28,000 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options.

(10)	Consists of 115,455 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(11)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 19,605 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options. Does not include 959,230 shares of our common stock owned by Mr. Lin through his approximately 7% ownership interest in Dmedia LLC and his approximately 42.4% interest Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(12)	Mr. Wun has sole voting and dispositive power over these shares of our common stock although he disclaims beneficial ownership of 2,237,428 of these shares. Mr. Lin owns a pecuniary interest in 959,230 of these shares although he does not exercise voting or dispositive control over them.

(13)	Consists of (i) 881,500 shares of common stock held by Well Thrive Limited; (ii) 293,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang; and (iii) 72,752 of our common stock which Mr. Chang has the right to acquire within 60 days through the exercise of vested warrants (but does not include 451,127 shares of our common stock issuable upon the exercise of warrants not exercisable within 60 days). Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,921,327	$10.1283	1,076,294
Equity compensation plans not approved by security holders	-	$-	-
Total	1,921,327	$10.1283	1,076,294

Equity Compensation Plan Information

On May 5, 2017, we established our 2017 Equity Incentive Plan (“the Plan”). The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. The Plan was approved by our stockholders at our annual meeting in 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 2,000,000 shares. On October 21, 2021, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,400,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,147,753 shares available for grant under the Plan as of July 1, 2022; 1,248,309 shares of our common stock are issuable upon the exercise of options to be issued under the Plan to holders of Aircom options assumed by us as a result of the closing of the reverse acquisition with Aircom; and options exercisable for 707,400 shares of our common stock have been approved by our board of directors for grants to certain of our officers, directors, employees and service providers.

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

In May 2019, two of our shareholders (the “Lenders”) each committed to provide to us a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in the subsidiary, Aerkomm Taiwan, to pay the outstanding payable to our vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of July 1, 2022, we borrowed approximately $190,000 (NTD 5,640,000) under the Loans from one of the Lenders.

On May 11, 2020, Aircom entered into a binding product purchase agreement with Yuanjiu for the purchase of 100 sets of the AERKOMM K++, AirCinema Cube for installation on the aircraft of Hong Kong Airlines. The total purchase amount under this agreement was $1,807,100 and the Company has paid 20% of the total amount, or US $180,710, as an initial deposit. On July 15, 2020, Aircom signed a second product purchase agreement with Yuanjiu for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid an additional 10% initial deposit ($180,710) on this agreement as well. Additionally, on December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of YuanJiu, for business purposes in Taiwan relating to local operations. This purchase will result in our owning approximately 10% of Yuanjiu. Albert Hsu, a member of our board of directors, is the Chairman of Ejectt. In the Stock Purchase Agreement, there was a restriction on the stock title transfer until May 13, 2021. On August 12, 2021, this restriction on the stock transfer was released and the stock title transfer process has been completed. On March 24, 2021, we purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392) from a related party. As of December 31, 2021 and December 31, 2020, this investment totaled approximately a 10% ownership of Ejectt.

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

Director Independence

Our board of directors has determined that Raymond Choy, Colin Lim and Richard Akumiah are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$140,000	$315,000
Audit-Related Fees	150,000	235,000
Tax Fees	35,000	35,000
All Other Fees	40,000	-
TOTAL	$365,000	$585,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by WWC, P.C. for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 30, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)

10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38†	Employment Agreement, dated March 31, 2017, between Aerkomm Inc. and Y. Tristan Kuo (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 5, 2017)
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)

10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)
10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)
10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)
10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019
10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)
10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)
10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)
10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)
10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)
10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)

10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)
10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)
10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)
10.64	Joint Venture Agreement between the Company and Sakai Display Products Corporation dated January 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2022)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Transition Report on Form 10-KT filed on April 1, 2019)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Aerkomm Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aerkomm, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2021. As of December 31, 2021, the Company had a working capital deficit and net cash outflows from operating activities. Accordingly, as of December 31, 2021, these factors gave rise to substantial doubt that the Company would continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2022

San Mateo, CA

July 1, 2022

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

San Jose, California

March 23, 2021

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31,
	2021	2020
Assets
Current Assets
Cash	$38,695	$584,591
Short-term investment	994,549	4,392,710
Account receivable – related party	136,800	-
Inventories, net	1,366,282	3,168,124
Prepaid expenses	4,055,087	3,666,259
Other receivable – related parties	4,590	1,992
Other receivable – others	1,426	1,546
Other current assets	10,128	10,701
Total Current Assets	6,607,557	11,825,923
Long-term investment	4,740,784	-
Property and Equipment, net
Cost	2,968,265	2,806,420
Accumulated depreciation	(1,923,438)	(1,414,191)
	1,044,827	1,392,229
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	17,889	86,617
Net Property and Equipment	36,924,305	37,340,435
Other Assets
Restricted cash	3,250,118	3,210,000
Intangible asset, net	1,897,500	2,392,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	177,994	353,442
Deposits	117,146	119,436
Total Other Assets	6,918,092	7,550,712
Total Assets	$55,190,738	$56,717,070

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related party	$550,459	$527,066
Short-term loan – others	1,083,273	-
Accounts payable	1,564,627	1,874,339
Accrued expenses	2,884,846	1,131,459
Other payable - related parties	694,400	451,186
Other payable - others	4,344,798	3,112,355
Long-term loan – current	11,334	10,171
Lease liability – current – related party	55,025	45,086
Lease liability – current - others	332,483	312,794
Total Current Liabilities	11,521,245	7,464,456
Long-term Liabilities
Convertible long-term bonds payable	8,653,511	9,218,094
Long-term loan – non-current	18,054	29,034
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current – related party	-	23,575
Lease liability – non-current – others	62,652	186,868
Restricted stock deposit liability	1,000	1,000
Total Long-term Liabilities	9,497,217	10,220,571
Total Liabilities	21,018,462	17,685,027
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,715,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2021 and 9,487,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2021 and 2020	9,716	9,488
Additional paid in capital	77,825,976	73,160,616
Accumulated deficits	(41,767,258)	(32,383,833)
Accumulated other comprehensive loss	(1,896,158)	(1,754,228)
Total Stockholders’ Equity	34,172,276	39,032,043
Total Liabilities and Stockholders’ Equity	$55,190,738	$56,717,070

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Sales – related party	$1,440,000	$-
Sales - others	1,810,000	-

Total Sales	3,250,000	-

Cost of goods sold – related party	1,243,878	-
Cost of goods sold - others	1,807,100	-

Total Cost of Goods Sold	3,050,978	-

Gross Margin	199,022	-

Operating Expenses	10,103,543	8,335,598

Loss from Operations	(9,904,521)	(8,335,598)

Non-Operating Income (Loss)
Unrealized investment gain (loss)	972,722	(868,064)
Foreign currency exchange gain	188,019	1,088,672
Governmental grant income	68,084	217,048
Bond issuance cost	(942,375)	(15,801)
Impairment loss	-	(1,155,623)
Other gain (loss), net	237,885	(39,494)

Net Non-Operating Income (Loss)	524,335	(773,262)

Loss Before Income Taxes	(9,380,186)	(9,108,860)

Income Tax Expense	3,239	3,286

Net Loss	(9,383,425)	(9,112,146)

Other Comprehensive Loss
Change in foreign currency translation adjustments	(141,930)	(1,271,589)

Total Comprehensive Loss	$(9,525,355)	$(10,383,735)

Net Loss Per Common Share:

Basic	$(0.9726)	$(0.9550)
Diluted	$(0.9726)	$(0.9550)

Weighted Average Shares Outstanding - Basic	9,647,670	9,541,154
Weighted Average Shares Outstanding - Diluted	9,647,670	9,541,154

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Loss	Equity
Balance as of January 1, 2020	9,391,729	$9,392	$69,560,529	$(23,271,687)	$(482,639)	$45,815,595
Issuance of common stock	96,160	96	1,666,984	-	-	1,667,080
Stock compensation expense	-	-	1,697,703	-	-	1,697,703
Revaluation of stock warrant	-	-	235,400	-	-	235,400
Net loss for the year	-	-	-	(9,112,146)	-	(9,112,146)
Foreign currency translation adjustments	-	-	-		(1,271,589)	(1,271,589)
Balance as of December 31, 2020	9,487,889	9,488	73,160,616	(32,383,833)	(1,754,228)	39,032,043
Issuance of common stock	228,000	228	592,572	-	-	592,800
Stock compensation expense	-	-	2,619,331	-	-	2,619,331
Revaluation of stock warrant	-	-	1,453,457	-	-	1,453,457
Net loss for the year	-	-	-	(9,383,425)	-	(9,383,425)
Foreign currency translation adjustments	-	-	-	-	(141,930)	(141,930)
Balance as of December 31, 2021	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(9,383,425)	$(9,112,146)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,047,467	1,039,444
Stock-based compensation	2,619,331	1,697,703
Consulting expense adjustment from change in fair value of warrants	1,453,457	235,400
Unrealized (gains) losses on trading security	(972,722)	868,064
Amortization of bonds issuance costs	942,375	15,801
Gain on disposal of property and equipment	(13,949)	-
Changes in operating assets and liabilities:
Accounts receivable	(136,800)	451,130
Inventories	1,824,273	(2,172,863)
Prepaid expenses	(388,828)	1,345,956
Other receivable - related parties	(2,598)	(1,072)
Other receivable - others	120	(100)
Other current assets	573	(4,993)
Deposits	2,290	(5,776)
Accounts payable	(309,712)	961,610
Accrued expenses	1,322,637	886,319
Other payable - related parties	243,214	420,215
Other payable - others	(281,535)	1,311,246
Operating lease liability	70,008	151,971
Net Cash Used in Operating Activities	(1,963,824)	(1,912,091)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	101,547	-
Proceeds from disposal of property and equipment	26,063	-
Purchase of property and equipment	(163,862)	(29,276)
Prepayment of long-term investment	(40,000)	-
Purchase of short-term investment	(698)	(5,027,600)
Purchase of trading security	-	(233,174)
Prepayment on equipment	-	(86,617)
Net Cash Used in Investing Activities	(76,950)	(5,376,667)

Cash Flows from Financing Activities
Proceeds from short-term loan	1,106,666	527,066
Proceeds from convertible long-term bonds payable	-	9,218,094
Proceeds from issuance of common stock	592,800	1,667,080
Repayment of long-term loan	(9,817)	(22,065)
Finance lease liability	(12,723)	(12,066)
Net Cash Provided by Financing Activities	1,676,926	11,378,109

Net (Decrease) Increase in Cash and Restricted Cash	(363,848)	4,089,351

Cash and Restricted Cash, Beginning of Year	3,794,591	976,829

Foreign Currency Translation Effect on Cash and Restricted Cash	(141,930)	(1,271,589)
Cash and Restricted Cash, End of Year	$3,288,813	$3,794,591

Supplemental disclosures of cash flow information:
Cash	$38,695	$584,591
Restricted cash	3,250,118	3,210,000
Total	$3,288,813	$3,794,591

Cash paid during the year for income taxes	$3,239	$3,286
Cash paid during the year for interest	$32,686	$30,176

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

On December 31, 2014, Aircom acquired a newly incorporated subsidiary, Aircom Pacific Ltd. (“Aircom Seychelles”), a corporation formed under the laws of the Republic of Seychelles. On November 8, 2021, Aircom Seychelles changed its name to Aerkomm SY Ltd. (“Aerkomm SY”) and the ownership was transferred from Aircom to Aerkomm. Aerkomm SY was formed to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aerkomm SY has no operations. Aerkomm is working with corporate and tax advisers in finalizing its global corporate structure and has not yet concluded its final plan.

On October 17, 2016, Aircom acquired a wholly owned subsidiary, Aircom Pacific Inc. Limited (“Aircom HK”), a corporation formed under the laws of Hong Kong. On November 8, 2021, Aircom HK changed its name to Aerkomm Hong Kong Limited (“Aerkomm HK”) and its ownership was transferred from Aircom to Aerkomm. The purpose of Aerkomm HK is to conduct Aircom’s business and operations in Hong Kong. Presently, its primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in Hong Kong. Aerkomm HK is also actively seeking strategic partnerships whom Aerkomm may leverage in order to provide more and better services to its customers. Aerkomm also plans to provide local supports to Hong Kong-based airlines via Aerkomm HK and teleports located in Hong Kong.

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. On November 9, 2021, Aircom Japan changed its name to Aerkomm Japan, Inc. (“Aerkomm Japan”) and its ownership was transferred from Aircom to Aerkomm. The purpose of Aerkomm. The purpose of Aerkomm Japan is to conduct business development and operations located within Japan. Aerkomm Japan is in the process of applying for, and will be the holder of, Satellite Communication Blanket License in Japan, which is necessary for Aerkomm to provide services within Japan. Aerkomm Japan will also provide local supports to airlines operating within the territory of Japan.

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

On October 31, 2019, Aerkomm SY established a new a wholly owned subsidiary, Aerkomm Pacific Limited (“Aerkomm Malta”), a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aerkomm’s business and operations and to engage with suppliers and potential airlines customers in the European Union.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 - Organization - Continued

The Company’s organization structure is as following:

Aerkomm and its subsidiaries (the “Company”) are full-service, development stage providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

The Company has not generated significant revenues, excluding non-recurring revenues, and will incur additional expenses as a result of being a public reporting company. As of December 31, 2021, the Company has a negative working capital of $4.9 million. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through public offerings, private placements, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100% and the full $20 million is available to the Company. As of July 1, 2022, the Company borrowed approximately $190,000 (approximately NTD 5,640,000) under the Loans from one of the Lenders.

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

With the $20 million in Loans committed by the Lenders and our holdings of marketable securities in Ejectt, the Company believes its working capital will be adequate to sustain its operations for the next sixteen months. However, there is no assurance that management will be successful in furthering the Company’s business plan, especially if the Company is not able to raise additional funding from the above sources or from other sources. There are a number of additional factors that could potentially arise that could result in shortfalls in the Company’s business plan, such as general worldwide economic conditions, competitive pricing in the connectivity industry, the continuing impact of the COVID 19 pandemic, the Company’s operating results continuing to deteriorate and the Company’s banks and shareholders not being able to provide continued financial support.

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

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the year ended December 31, 2021, the Company reported net loss of $9,383,425. As of December 31, 2021, the Company had working capital deficit of approximately $4,913,688. In addition, the Company had net cash outflows of $1,963,824 from operating activities during the years ended December 31, 2021. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 2 - Summary of Significant Accounting Policies

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai and Aerkomm Malta. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of Prior Year Presentation

Certain prior year balance sheet, and cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2021 and 2020, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $233,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,106,000 and $3,514,000 as of December 31, 2021 and December 31, 2020, respectively.

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

Investment in Equity Securities

According to FASB issued Accounting Standards Updates 2016-01 (ASU 2016-01), it requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value being recorded in current period earnings, impacting the net income. For the investments in equity securities without readily determinable fair values, the investments may be recorded at cost, subject to impairment, and adjusted through net income for observable price changes.

Holdings of marketable equity securities with no significant influence over the investee are accounted for using cost method. Marketable equity security costs are initially recognized at fair value plus transaction costs which are directly attributable to the acquisition. The cost of the securities sold is based on the weighted average cost method. Stock dividends from the investment are included to recalculate the cost basis of the investment based on the total number of shares.

Accounts receivable

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a quarterly basis. Accounts receivable are written off against allowances when they are deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as other income when received.

The Company’s review on the collectability of accounts receivable is based on an assessment of historical experience, current economic conditions, future expectation regarding customer solvency, and other collection indicators.

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

Depreciation is computed by using the straight-line and double declining methods over the following estimated service lives: ground station equipment – 5 years, computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 to 6 years and lease improvement – 5 years or remaining lease term, whichever is shorter.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 2 - Summary of Significant Accounting Policies - Continued

Property and Equipment - Continued

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2021 and 2020.

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2021 and 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the year ended December 31, 2021 composed of the sales of ground antenna units to a related party and sales of network hardware to a non-related party. The majority of the Company’s revenue is recognized at a point in time when product is shipped, or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

Stock-based Compensation

The Company adopted the modified prospective method to measure stock-based compensation expense. Under the modified prospective method, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards granted after the effective date and ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statement of income is based on the vesting terms and the estimated fair value of the award at grant date. As stock-based compensation expense recognized in the statement of income is based on awards ultimately expected to vest, it is reduced for estimated forfeiture. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option pricing model in its determination of fair value of share-based payment awards on the date of grant. Such option pricing model is affected by assumptions based on a number of highly complex and subjective variables.

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

December 31, 2021 and 2020

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

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive loss as a separate component of stockholders’ equity.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 1,921,327 and 2,002,339 common stock equivalents, primarily stock options and warrants, for the year ended December 31, 2021 and 2020, respectively. For the fiscal years ended December 31, 2021 and 2020, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2021.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of December 31, 2021, the Company had purchased 5,355 shares of its common stock with the fair value of $52,729. The securities were recorded as short-term investment with an accumulated unrealized gain of $28,375. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related parties, YuanJiu Inc. (“YuanJiu”) in a total amount of NT$141,175,000. YuanJiu is a listed company in Taiwan Stock Exchange and the stock title transfer was subject to certain restrictions. The restrictions of the stock title transfer were released on May 13, 2021. On July 19, 2021, YuanJiu Inc. changed its name to “EJECTT INC” (“Ejectt”). On March 24, 2021, the Company purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392 from a related party.

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. As of December 31, 2021 and December 31, 2020, this investment totaled approximately a 10% ownership of Ejectt.

As of December 31, 2021 and 2020, the fair value of the investment was as follows:

	December 31, 2021	December 31, 2020
Investment cost – Ejectt – short-term	$694,544	$5,027,600
Investment cost - Liquidity	24,354	233,174
Total Investment Cost	718,898	5,260,774
Appreciation in market value (Allowance for value decline)	275,651	(868,064)
Net	$994,549	$4,392,710

NOTE 5 - Inventories

As of December 31, 2021 and 2020, inventories consisted of the following:

	2021	2020

Satellite equipment for sale under construction	$1,366,282	$2,625,994
Supplies	5,125	5,317
	1,371,407	2,631,311
Inventory impairment	(5,125)	(5,317)
Net	1,366,282	2,625,994
Prepayment for inventory	-	542,130
Total	$1,366,282	$3,168,124

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 6 - Prepaid Expenses

As of December 31, 2021 and 2020, prepaid expenses consisted of the following:

	2021	2020

Prepaid engineering expense	$3,892,518	$3,508,748
Prepaid professional expense	113,400	54,410
Others	49,169	103,101

Total	$4,055,087	$3,666,259

NOTE 7 - Property and Equipment, Net

For the years ended December 31, 2021 and 2020, the changes in cost of property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
January 1, 2020	$328,863	$36,382	$275,410	$1,854,027	$198,741	$83,721	$2,777,144
Addition	6,845	-	-	22,431	-	-	29,276
December 31, 2020	335,708	36,382	275,410	1,876,458	198,741	83,721	2,806,420
Addition	4,414	-	-	-	228,177	-	232,591
Disposal				(22,431)	(48,315)		(70,746)
December 31, 2021	$340,122	$36,382	$275,410	$1,854,027	$378,603	$83,721	$2,968,265

In addition to the $2,968,265 and $2,806,420 total property and equipment as of December 31, 2021 and 2020, respectively, the Company also has prepayment for equipment in an amount of $17,889 and $86,617 as of December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the changes in accumulated depreciation for property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
January 1, 2020	$165,395	$15,737	$146,442	$463,507	$55,285	$23,381	$869,747
Addition	55,191	5,674	55,082	370,805	40,202	17,490	544,444
December 31, 2020	220,586	21,411	201,524	834,312	95,487	40,871	1,414,191
Addition	47,421	5,303	55,082	370,805	56,390	17,466	552,467
Disposal	-	-	-	-	(43,220)	-	(43,220)
December 31, 2021	$268,007	$26,714	$256,606	$1,205,117	$108,657	$58,337	$1,923,438

Depreciation expense was $552,467 and $544,444 for the years ended December 31, 2021 and 2020, respectively.

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of December 31, 2021 and December 31, 2020, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than June 30, 2022. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of July 1, 2022, the license applications are still in progress.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 8 - Long-term Investment

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000. The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. The Company accounts for its investment in tz-Comm by the equity method of accounting under which the Company’s share of the net income of tz-Comm is reported in the Company’s income statement. As of December 31, 2021, the balance of net investment in tz-Comm was $36,386.

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted. As of December 31, 2021 and 2020, the fair value of the long-term investment in Ejectt was as follows:

	December 31, 2021	December 31, 2020
Investment cost – Ejectt – long-term	$4,704,398	$-
Appreciation in market value (Allowance for value decline)	-	-
Net	$4,704,398	$-

NOTE 9 - Intangible Asset, Net

For the years ended December 31, 2021 and 2020, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2020	$4,950,000	$(2,062,500)	$2,887,500
Addition	-	(495,000)	(495,000)
December 31, 2020	4,950,000	(2,557,500)	2,392,500
Addition	-	(495,000)	(495,000)
December 31, 2021	$4,950,000	$(3,052,500)	$1,897,500

Amortization expense was $495,000 for each of the years ended December 31, 2021 and 2020.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Year ending December 31,
2022	$495,000
2023	495,000
2024	495,000
2025	412,500

NOTE 10 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

Weighted-average remaining lease term	2021	2020
Operating lease	0.63 Years	2.01 Years
Finance lease	2.84 Years	3.84 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 10 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of December 31, 2021 and 2020:

Operating Leases

	2021	2020
Right-of-use assets	$177,994	$353,442
Lease liability - current	$376,027	$346,870
Lease liability – non-current	$36,639	$173,308

Finance Leases

	2021	2020
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(25,529)	(13,098)
Property and equipment, net	$31,241	$43,672

Lease liability - current	$11,481	$11,010
Lease liability – non-current	26,013	37,135
Total finance lease liabilities	$37,494	$48,145

	2021	2020
Current lease liability – operating leases	$376,027	$346,870
Current lease liability – finance leases	11,481	11,010
Total current lease liability	387,508	357,880
Current lease liability – related parties	(55,025)	(45,086)
Current lease liability - others	$332,483	$312,794

Non-current lease liability – operating leases	$36,639	$173,308
Non-current lease liability – finance leases	26,013	37,135
Total non-current lease liability	62,652	210,443
Non-current lease liability – related parties	-	(23,575)
Non-current lease liability - others	$62,652	$186,868

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020:

Operating Leases

	2021	2020
Lease expense	$220,778	$408,694
Sublease rental income	(10,925)	(11,239)
Net lease expense	$209,853	$397,455

Finance Leases

	2021	2020
Amortization of property and equipment	$12,156	$11,529
Interest on lease liabilities	1,657	1,964
Total finance lease cost	$13,813	$13,493

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash outflows from operating leases	$140,320	$212,319
Operating cash outflows from finance lease	$11,066	$10,102
Financing cash outflows from finance lease	$1,657	$1,964
Leased assets obtained in exchange for lease liabilities:
Operating leases	$27,990	$453,049
Finance lease	$-	$-

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 10 - Operating and Finance Leases - Continued

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
January 1, 2022 – December 31, 2022	$55,516	$326,362	$381,878
January 1, 2023 – December 31, 2023	-	37,190	37,190
January 1, 2024 – December 31, 2024	-	-	-
Total lease payments	55,516	363,552	419,068
Less: Imputed interest	(412)	(5,990)	(6,402)
Present value of lease liabilities	55,104	357,562	412,666
Current portion	(55,104)	(320,923)	(376,027)
Non-current portion	$-	$36,639	$36,639

Finance Leases

January 1, 2022 – December 31, 2022	$12,813
January 1, 2023 – December 31, 2023	12,767
January 1, 2024 – December 31, 2024	14,231
Total lease payments	39,811
Less: Imputed interest	(2,317)
Present value of lease liabilities	37,494
Current portion	(11,481)
Non-current portion	$26,013

NOTE 11 - Paycheck Protection Program (PPP)

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

NOTE 12 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of December 31, 2021, the outstanding loan balance was $1,083,273 (NTD30,000,000). The two parties are in the process of amending the agreement to extend the loan repayment date.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of December 31, 2021 are as follows:

Year ending December 31,
2022	$13,691
2023	13,691
2024	5,705
Total installment payments	33,087
Less: Imputed interest	(3,699)
Present value of long-term loan	29,388
Current portion	(11,334)
Non-current portion	$18,054

Interest expense was $4,094 and $3,376 for the years ended December 31, 2021 and 2020, respectively.

NOTE 14 – Convertible Long-term Bonds Payable and Restricted Cash

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of December 31, 2021 and 2020, and the Deposit was recorded as restricted cash.

Management has accounted for the convertible bonds by assuming that they will be repaid and redeemed at maturity; accordingly, the Company has included the redemption premium as part of the accretion tables and calculation of interest and issuance cost to be amortized over the life of the bond. Any value borne from the conversion feature of the bond and or issuance costs related to the origination and distribution of these bonds have been accounted for as debt discounts to be amortized using the effective interest method over the life of the bond.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 14 – Convertible Long-term Bonds Payable and Restricted Cash – Continued

As of December 31, 2021 and 2020, the long-term bonds payable consisted of the following:

	December 31, 2021	December 31, 2020

Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(1,546,489)	(981,906)
Net	$8,653,511	$9,218,094

Bond issuance cost was $942,375 and $15,801 for the years ended December 31, 2021 and 2020, respectively.

NOTE 15 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2021 and 2020, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2021, the project is still ongoing.

NOTE 16 - Income Taxes

Income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Current:
Federal	$-	$-
State	1,600	1,600
Foreign	1,639	1,686
Total	$3,239	$3,286

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the years ended December 31, 2021 and 2020.

	2021	2020
Tax benefit at statutory rate	$(221,945)	$(1,729,759)
Valuation allowance on net operating loss carryforwards	1,000,723	1,157,057
Stock-based compensation expense	550,100	356,500
Accrued payroll	257,200	163,200
Foreign investment losses	(1,881,841)	35,706
Amortization and depreciation expense	90,432	3,835
Unrealized exchange gain (loss)	172,531	(70,239)
Others	36,039	86,986
Tax expense at effective tax rate	$3,239	$3,286

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 16 - Income Taxes – Continued

Deferred tax assets (liabilities) as of December 31, 2021 and 2020 consist approximately of:

	2021	2020
Net operating loss carryforwards (NOLs)	$9,802,000	$8,162,000
Stock-based compensation expense	2,757,000	2,024,000
Accrued expenses and unpaid expense payable	634,000	309,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(468,000)	(577,000)
Unrealized/realized exchange gain	(44,000)	(193,000)
Others	(186,000)	(173,000)
	12,563,000	9,620,000
Valuation allowance	(12,563,000)	(9,620,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $2,943,000 and $2,391,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $21,147,000 and $16,743,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2021 and 2020, the Company had State NOLs of approximately $31,370,000 and $27,461,000, respectively, available to reduce future state taxable income, expiring in 2039.

As of December 31, 2021 and 2020, the Company has Japan NOLs of approximately $358,000 and $392,000, respectively, available to reduce future Japan taxable income, expiring in 2030.

As of December 31, 2021 and 2020, the Company has Taiwan NOLs of approximately $3,279,000 and $2,405,000, respectively, available to reduce future Taiwan taxable income, expiring in 2030.

As of December 31, 2021 and 2020, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2021 and 2020, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 17 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2021 and 2020, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of December 31, 2021 and 2020.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 17 - Capital Stock - Continued

As of December 31, 2021 and 2020, the restricted shares consisted of the following:

	December 31, 2021	December 31, 2020
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

3)	Stock Warrant:

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

For the years ended December 31, 2021 and 2020, the Company recorded an increase of $802,493 and a decrease of $235,400, respectively, in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

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

NOTE 18 - Major Customer

The Company has one unrelated major customer, which represents 10% or more of the total sales of the Company in 2021. Sales to and account receivable from the customer for the years ended and as of December 31, 2021 and 2020 were $1,882,000 and $0, respectively.

NOTE 19 - Major Vendors

The Company has two unrelated major vendors, each of which represents 10% or more of the total purchases of the Company for 2021 and 2020. Purchase from and accounts payable to these vendors for the years ended and as of December 31, 2021 and 2020 were as follows:

	Purchase		Accounts Payable
Vendor	2021	2020	2021	2020
A	$-	$1,592,239	$1,564,627	$1,874,339
B	22,906	-		-
Total	$22,906	$1,592,239	$1,564,627	$1,874,339

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 20 - Related Party Transactions

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

a.	As of December 31

	2021	2020
Other receivable from:
EESquare JP1	$-	$-
Others[7]	471	496
Total	$3,076	$496

Inventory prepayment to Ejectt[3]	$-	$542,130

Loan from WTL[4]	$1,143,259	$527,066

Other payable to:
AATWIN[5]	$294,429	$146,673
Interest payable to WTL[4]	54,602	7,623
Others[7]	345,369	296,890
Total	$694,400	$451,186

Lease liability to WWI [6]	$55,025	$68,661

1.	In July 2021, the Company entered into a Product Purchase Agreement with Ejectt. Under the Agreement, Ejectt agreed to purchase K++system of $1,368,000. As of December 31, 2021, the transaction is completed and the outstanding account receivable was $136,800.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

3.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100. The deposit on PO2 was refunded by Ejectt on June 1, 2021.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of July 1, 2022, the Company borrowed approximately $190,000 (approximately NTD 5,640,000) from WTL under the loans.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of $450. The lease term was from July 1, 2020 to June 1, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,829). The lease term is from June 28, 2020 to June 27, 2022.

7.	Represents receivable/payable from/to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 20 - Related Party Transactions - Continued

b.	For the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Sales to Ejectt[1]	$1,440,000	$-
Purchase from Ejectt[2]	$1,807,100	$-
Consulting expense to AATWIN[3]	$214,021	$208,057
Rental expense charged by WWI[4]	$47,860	$47,111
Rental income charged from EESqaure JP5	$10,925	$11,239
Interest expense charged by WTL[6]	$48,346	$17,106

1.	On April 18, 2021, the Company entered into a memorandum of understanding with Ejectt pursuant to which Ejectt will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. The Company sold ground antenna equipment of $72,000 to Ejectt for the cooperation purpose. Further in July 2021, the Company entered into a Product Purchase Agreement with Ejectt. Under the Agreement, Ejectt agreed to purchase K++system of $1,368,000. As of December 31, 2021, the transaction is completed.

2.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100. The deposit on PO2 was refunded by Ejectt on June 1, 2021.

3.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

4.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of $450. The lease term was from July 1, 2020 to June 1, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,829). The lease term is from June 28, 2020 to June 27, 2022.

5.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

6	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of July 1, 2022, the Company borrowed approximately $190,000 (approximately NTD 5,640,000) from WTL under the loans.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 21 - Stock Based Compensation

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 21 - Stock Based Compensation - Continued

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

On December 1, 2021, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On December 29, 2021, the Board of Directors approved to issue options for an aggregate of 8,000 shares under the Aerkomm 2017 Plan to two of the Company’s independent directors, 4,000 shares each. All of these options shall be vested at the date of 1/12th each month for the next 12 months on the same day of December 2021.

On December 31, 2021, the Board of Directors approved to issue options for 2,000 shares under the Aerkomm 2017 Plan to one of the Company’s consultants for service provided in 2020. These options vested immediately.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 21 - Stock Based Compensation - Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $2,619,331 and $1,697,703 for the years ended December 31, 2021 and 2020, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in 2021 and 2020 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 21 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options outstanding for the years ended December 31, 2021 and 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2020	932,262	0.4081	0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(820,391)	0.0067	0.0020
Options outstanding at December 31, 2021	111,871	3.3521	1.0539

There is no nonvested options under the 2014 incentive compensation plan for the years ended December 31, 2021 and 2020.

Information related to stock options outstanding and exercisable at December 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	4.50	3.3521	111,871	4.50	3.3521

As of December 31, 2021, there was no unrecognized stock-based compensation expense. No option was exercised during 2021 and 2020.

Aerkomm 2017 Plan

Activities related to options outstanding for the years ended December 31, 2021 and 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2020	719,400	$14.4889	$9.2431
Granted	290,997	8.3880	9.6359
Exercised	-	-	-
Forfeited/Cancelled	(18,000)	11.8067	7.3457
Options outstanding at December 31, 2020	992,397	12.7486	9.3927
Granted	215,500	4.3698	3.3578
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2021	1,207,897	11.2537	7.5309

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 21 - Stock Based Compensation - Continued

Activities related to nonvested options under the 2017 incentive compensation plan for the years ended December 31, 2021 and 2020 were as follows:

	Number of Shares	Average Granted- Date Fair Value
Options unvested at January 1, 2020	340,128	7.8313
Granted	290,997	9.6359
Vested	(186,209)	9.3191
Forfeited	(6,625)	4.0779
Options unvested at December 31, 2020	438,291	8.4541
Granted	215,500	3.3578
Vested	(613,597)	5.0867
Forfeited	-	-
Options unvested at December 31, 2021	40,194	8.9422

Of the shares covered by options outstanding at the end of 2021, 1,167,703 are now exercisable; 40,194 will be exercisable in 2022. Information related to stock options outstanding and exercisable at December 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.72 – 4.20	518,500	8.35	$3.9013	515,656	8.35	$3.9003
$7.00 – 10.00	312,997	8.97	8.2870	312,997	8.97	8.2870
$11.00 – 14.20	111,400	7.88	11.4513	82,050	7.71	11.5577
$20.50 – 27.50	141,000	5.90	24.3638	133,000	5.88	24.5962
$30.00 – 35.00	124,000	5.50	34.4012	124,000	5.50	34.4012
	1,207,897	7.89	11.2537	1,167,703	7.88	11.2104

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $245,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.76 year. No option was exercised during 2021 and 2020.

NOTE 22 - Commitments

As of December 31, 2021, the Company’s significant commitments with unrelated parties and contingency are summarized as follows:

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of the Company’s “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on the Company’s behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement, or BASA, went into effect on September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency, or EASA, and the Civil Aviation Administration of China, or CAAC, while also ensuring high safety and environment standards will continue to be met. Pursuant to the terms of our Airbus agreement, Airbus agreed to provides the Company with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2022, although there is no guarantee that the project will be successfully completed in the projected timeframe.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 22 - Commitments - Continued

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

Republic Engineers Complaint: On October 15, 2018, Aircom Telecom entered into a product purchase agreement, or the October 15th PPA, with Republic Engineers Maldives Pte. Ltd., a company affiliated with Republic Engineers Pte. Ltd., or Republic Engineers, a Singapore based, private construction and contracting company. On November 30, 2018, the October 15th PPA was re-executed with Republic Engineers Pte. Ltd. as the signing party. The Company refers to this new agreement as the November 30th PPA and, together with the October 15th PPA, the PPA. Under the terms of the PPA, Republic Engineers committed to the purchase of a minimum of 10 shipsets of the AERKOMM K++ system at an aggregate purchase price of $10 million. Additionally, under the terms of the PPA, the Executive Director of Republic Engineers, C. A. Raja, agreed to sign an agreement, or the Guarantee, to guarantee all of the obligations of Republic Engineers under the PPA. Republic Engineers had submitted a purchase order, or PO, dated October 15, 2018 for the 10 shipsets and was supposed to have made payments to Aircom Telecom against the purchase order shortly thereafter. Republic Engineers made no payments against the purchase order and the Company did not begin any work on the ordered shipsets. On July 7, 2020, Republic Engineers and Mr. Raja filed a complaint against Aerkomm, Aircom and Aircom Telecom (the “Aircom Parties”) in the Superior Court of the State of California for the County of Almeda, or the Court, seeking declaratory relief only and no money damages, alleging that the PPA and the PO were not executed or authorized by Republic Engineers and that the Guarantee was not executed or authorized by Mr. Raja. Republic Engineers and C. A. Raja requested from the Court (i) orders that the PPA, the PO and the Guarantee be declared null and void and (ii) the payment of their reasonable attorney’s fees. On July 29, 2020, Aircom Telecom provided notice to Republic Engineers that the PPA and the PO was terminated according to their terms as a result of the non-performance of Republic Engineers and the Failure of Mr. Raja to provide the Guarantee. The Aircom Parties filed a motion for judgment on the pleadings in August 2021, asking the Court to find the Complaint for Declaratory Relief to be moot, because the contracts that are the subject of the Complaint have been terminated. On September 22, 2021, the Court granted that motion, and dismissed the complaint. At the request of Republic Engineers, the Court granted Republic Engineers leave to amend its complaint to attempt to allege a viable claim. On May 10, 2022, Republic Engineers and Aircom Parties entered into a settlement and mutual release agreement, which included, among other things, a denial of wrongdoing by both parties, a requirement that Republic Engineering file a motion with the Court to dismiss its lawsuit against the Aircom Parties and a mutual release by each party of any and all claims against the other party relating to this dispute. On May 17, 2022, Republic Engineers filed with the Court a motion to dismiss with prejudice, its lawsuit against the Aircom Parties and on that same day the Court officially dismissed the lawsuit.

Shenzhen Yihe: On June 20, 2018, the Company entered into that certain Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and WiFi connectivity on airplanes. As compensation under this Yihe agreement, the Company paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, the Company filed an arbitration action with the Shenzhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of its RMB 8 million payment to Yihe. The Company received notice from the Arbitration Court on October 16, 2020 of receipt of its arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration. These fees were paid on October 28, 2020. The Company intends to aggressively pursue this matter. As of September 30, 2021, the prepayment was reclassified to other receivable and full allowance was reserved. On March 25, 2022, the Shenzhen International Arbitration Court issued a judgment in our favor. The Court deemed the Company’s agreement with Yihe terminated as of November 24, 2020, the date of the Company’s filing with the Court, and held that Yihe is required to promptly repay us RMB 7.5 million and reimburse the Company RMB 178,125 in court costs. The Company will make every effort to collect these amounts from Yihe.

US trademark: On December 1, 2020, the United States Patent and Trademark Office (the “USPTO”) issued a Final Office Action relating to Aerkomm Inc. indicating that the Company’s US trademark application (Serial No. 88464588) for the name “AERKOMM,” which was originally filed with the USPTO on June 7, 2019, was being rejected because of a likelihood of confusion with a similarly sounding name trademarked at, and in use from, an earlier date. The Company successfully appealed this USPTO action and the USPTO issued to the Company a trademark registration for the service mark AERKOMM under Trademark Class 38 (telecommunications) on November 2, 2021 and Trademark Class 41 (entertainment services) on November 23, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 23 – Subsequent Events

Stock Subscription Agreement

On June 28, 2022, the Company entered into a subscription agreement with an investor who agreed to purchase 550,000 shares of our common stock for 6.00 Euros per share for an aggregate purchase price of 3,300,000 Euros (the “Purchase Price”). This transaction closed on June 29, 2022 and we received the Purchase Price equivalent to U.S. $3,175,200.77 from this investor. Despite the fact that the Company have received the investor’s funds, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to July 29, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, the Company will be required to return the Purchase Price funds to the investor, without interest. Because of the wording of the subscription agreement, the Company cannot assure you at this time that the Company will not be required to return the Purchase Price funds to the investor.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 1, 2022	AERKOMM INC.

/s/ Louis Giordimaina
Name: Louis Giordimaina
Title: Chief Executive Officer

/s/ Y. Tristan Kuo
Name: Y. Tristan Kuo
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer	July 1, 2022
Louis Giordimaina	(Principal Executive Officer)

/s/ Jeffrey Wun	Chairman, President, Chief Technology Officer and Director	July 1, 2022
Jeffrey Wun

/s/ Y. Tristan Kuo	Chief Financial Officer	July 1, 2022
Y. Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ Raymond Choy	Director	July 1, 2022
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	July 1, 2022
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	July 1, 2022
Colin Lim

/s/ Jan-Yung Lin	Director and Secretary	July 1, 2022
Jan-Yung Lin

/s/ Richmond Akumiah	Director	July 1, 2022
Richmond Akumiah