Form 10-Q
period 2022-03-31
Aerkomm Inc.
filed 2022-07-13
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of July 12, 2022, there were 9,893,137 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$39,989	$38,695
Short-term investment	959,843	994,549
Accounts receivable – related party	-	136,800
Inventories, net	1,366,282	1,366,282
Prepaid expenses and other current assets	4,193,144	4,071,231
Total Current Assets	6,559,258	6,607,557
Long-term Investment	4,596,134	4,740,784
Property and Equipment
Cost	2,969,430	2,968,265
Accumulated depreciation	(2,068,627)	(1,923,438)
	900,803	1,044,827
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	17,889	17,889
Net Property and Equipment	36,780,281	36,924,305
Other Assets
Restricted cash	3,248,543	3,250,118
Intangible asset, net	1,773,750	1,897,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	125,017	177,994
Deposits	162,694	117,146
Total Other Assets	6,785,338	6,918,092
Total Assets	$54,721,011	$55,190,738

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$1,795,030	$1,633,732
Accounts payable	1,564,627	1,564,627
Accrued expenses and other current liabilities	8,982,813	7,924,044
Long-term loan - current	11,256	11,334
Lease liability – current	322,633	387,508
Total Current Liabilities	12,676,359	11,521,245
Long-term Liabilities
Long-term bonds payable	8,771,875	8,653,511
Long-term loan – non-current	14,583	18,054
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current	37,105	62,652
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	9,586,563	9,497,217
Total Liabilities	22,262,922	21,018,462
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,715,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2022 and December 31, 2021	9,716	9,716
Additional paid in capital	78,072,975	77,825,976
Accumulated deficits	(44,246,471)	(41,767,258)
Accumulated other comprehensive loss	(1,378,131)	(1,896,158)
Total Stockholders’ Equity	32,458,089	34,172,276
Total Liabilities and Stockholders’ Equity	$54,721,011	$55,190,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Service income – related party	$2,953	$-

Operating expenses	1,780,438	3,170,999

Loss from Operations	(1,777,485)	(3,170,999)

Non-operating loss
Foreign currency exchange loss	(578,654)	(370,504)
Unrealized investment loss	(5,256)	(624,738)
Bond issuance cost	(118,364)	(47,566)
Other gain (loss), net	2,146	(11,024)

Net Non-Operating Loss	(700,128)	(1,053,832)

Loss Before Income Taxes	(2,477,613)	(4,224,831)

Income Tax Expense	1,600	3,295

Net Loss	(2,479,213)	(4,228,126)

Other Comprehensive Income
Change in foreign currency translation adjustments	518,027	393,767

Total Comprehensive Loss	$(1,961,186)	$(3,834,359)

Net Loss Per Common Share:

Basic	$(0.2513)	$(0.4387)
Diluted	$(0.2513)	$(0.4387)

Weighted Average Shares Outstanding - Basic	9,865,051	9,637,051
Weighted Average Shares Outstanding - Diluted	9,865,051	9,637,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Stock compensation expense	-	-	1,680,365	-	-	1,680,365
Revaluation of stock warrant	-	-	(355,600)	-	-	(355,600)
Other comprehensive income	-	-	-	-	393,767	393,767
Net loss for the period	-	-	-	(4,228,126)	-	(4,228,126)
Balance as of March 31, 2021	9,487,889	$9,488	$74,485,381	$(36,611,959)	$(1,360,461)	$36,522,449

For the three months ended March 31, 2022

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2022	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276
Stock compensation expense	-	-	246,999	-	-	246,999
Other comprehensive income	-	-	-	-	518,027	518,027
Net loss for the period	-	-	-	(2,479,213)	-	(2,479,213)
Balance as of March 31, 2022	9,715,889	$9,716	$78,072,975	$(44,246,471)	$(1,378,131)	$32,458,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,479,213)	$(4,228,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,939	258,315
Stock-based compensation	246,999	1,680,365
Consulting expense adjustment from change in fair value of warrants	-	(355,600)
Unrealized investment loss	5,256	624,738
Amortization of bonds issuance costs	118,364	47,565
Changes in operating assets and liabilities:
Accounts receivable	136,800	-
Inventories	-	(1,445,680)
Prepaid expenses and other current assets	(121,913)	(622,495)
Deposits	(45,548)	1,539
Accrued expenses and other current liabilities	1,225,046	886,719
Operating lease liability	(34,281)	(1,417)
Net Cash Used for Operating Activities	(679,551)	(3,154,077)

Cash Flows from Investing Activities
Proceeds from sales of short-term investment	7,823	6,102
Purchase of property and equipment	(1,165)	(3,521)
Purchase of long-term investment	-	(680)
Net Cash Provided by Investing Activities	6,658	1,901

Cash Flows from Financing Activities
Proceeds from short-term loan	161,298	2,215,105
Repayment of long-term loan	(3,549)	(2,980)
Finance lease liability	(3,164)	(3,164)
Net Cash Provided by Financing Activities	154,585	2,208,961

Net Decrease in Cash and Restricted Cash	(518,308)	(943,215)

Cash and Restricted Cash, Beginning of Period	3,288,813	3,794,591

Foreign Currency Translation Effect on Cash	518,027	393,767

Cash and Restricted Cash, End of Period	$3,288,532	$3,245,143

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$1,695
Cash paid during the period for interest	$7,522	$2,671

Cash and Restricted Cash:
Cash	$39,989	$33,632
Restricted cash	3,248,543	3,211,511
Total	$3,288,532	$3,245,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - Organization - Continued

The Company’s organization structure is as following:

Aerkomm and its subsidiaries (the “Company”) are full-service, development stage providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three months ended March 31, 2022, the Company reported net loss of $2,479,213. As of March 31, 2022, the Company had working capital deficit of approximately $6.0 million. In addition, the Company had net cash outflows of $679,551 for the three months ended March 31, 2022. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through public offerings, private placements, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100% and the full $20 million is available to the Company. As of July 12, 2022, the Company borrowed approximately $190,000 (approximately NTD 5,640,000) under the Loans from one of the Lenders.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - Organization - Continued

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. On June 28, 2022, the Company entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of the Company’s common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros. On June 29, 2022, the Company received the first installment of $3,175,201, equivalent to 3,000,000 Euros, from this investor (see Note 20 – Subsequent Event below), which improved our financial position in mitigating the situation.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022 and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three months periods are unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or other future year.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of long-lived assets, valuation of deferred tax assets, issuance of common stock and warrants exercised and other provisions and contingencies.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2022 and December 31, 2021, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,110,000 and $3,106,000 as of March 31, 2022 and December 31, 2021, respectively.

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

Accounts receivable

Accounts receivables are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a quarterly basis. Accounts receivables are written off against allowances when they are deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as other income when received.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three months periods ended March 31, 2022 and 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2022 and December 31, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 1,849,868 and 2,016,339 common stock equivalents, primarily stock options and warrants, as of March 31, 2022 and 2021, respectively. For the three months periods ended March 31, 2022 and 2021, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted ASU 2020-06 as of March 31, 2022 and the adoption does not have significant impact on its condensed consolidated financial statements and related disclosures as of and for the three months period ended March 31, 2022.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its unaudited condensed consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the three months period ended March 31, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - Recent Accounting Pronouncements - Continued

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2021-04 as of March 31, 2022 and the adoption does not have significant impact on its condensed consolidated financial statements as of and for the three months period ended March 31, 2022.

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of March 31, 2022, the Company had purchased 5,361 shares of its common stock with the fair value of $46,981. The securities were recorded as short-term investment with an accumulated unrealized loss of $5,276. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

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

As of March 31, 2022, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. As of March 31, 2022 and December 31, 2021, this investment totaled approximately a 10% ownership of Ejectt.

As of March 31, 2022 and December 31, 2021, the fair value of the investment was as follows:

	March 31, 2022	December 31, 2021
Investment cost – Ejectt – short-term	$673,189	$694,544
Investment cost - Liquidity	52,257	24,354
Total Investment Cost	725,446	718,898
Appreciation in market value (Allowance for value decline)	234,397	275,651
Net	$959,843	$994,549

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - Inventories

As of March 31, 2022 and December 31, 2021, inventories consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Satellite equipment for sale under construction	$1,366,282	$1,366,282
Supplies	5,039	5,125
	1,371,321	1,371,407
Allowance for inventory loss	(5,039)	(5,125)
Net	$1,366,282	$1,366,282

NOTE 6 - Prepaid Expenses

As of March 31, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	March 31, 2022	December 31, 2021

Prepaid engineering expense	$4,065,989	$3,892,518
Prepaid professional expense	67,550	113,400
Others	41,046	49,169

Total	$4,174,587	$4,055,087

NOTE 7 - Property and Equipment

As of March 31, 2022 and December 31, 2021, the balances of property and equipment were as follows:

	March 31, 2021	December 31, 2021
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	341,287	340,122
Satellite equipment	275,410	275,410
Vehicle	378,603	378,603
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,969,430	2,968,265
Accumulated depreciation	(2,068,627)	(1,923,438)
Net	900,803	1,044,827
Prepayments - land	35,861,589	35,861,589
Prepaid equipment	17,889	17,889
Total	$36,780,281	$36,924,305

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of March 31, 2022 and December 31, 2021, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than June 30, 2022. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of July 12, 2022, the license applications are still in progress.

Depreciation expense was $145,189 and $134,565 for the three months periods ended March 31, 2022 and 2021, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - Long-term Investment

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000. The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. The Company accounts for its investment in tz-Comm by the equity method of accounting under which the Company’s share of the net income of tz-Comm is reported in the Company’s income statement. As of March 31, 2022, the balance of net investment in tz-Comm was $36,386.

As of March 31, 2022, 5,000,000 shares of Ejectt’s common stock were restricted. As of March 31, 2022 and December 31, 2021, the fair value of the long-term investment in Ejectt was $4,559,748 and $4,704,398, respectively.

NOTE 9 - Intangible Asset, Net

As of March 31, 2022 and December 31, 2021, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(3,176,250)	(3,052,500)
Net	$1,773,750	$1,897,500

Amortization expense was $123,750 for each of the three months periods ended March 31, 2022 and 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2022	2021
Weighted-average remaining lease term	(Unaudited)
Operating lease	0.87 Year	0.63 Year
Finance lease	2.60 Years	2.84 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

Operating Leases

	March 31, 2022	December 31, 2021
	(Unaudited)
Right-of-use assets	$125,017	$177,994
Lease liability – current	$311,304	$376,027
Lease liability – non-current	$14,765	$36,639

Finance Leases

	March 31, 2022	December 31, 2021
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(28,560)	(25,529)
Property and equipment, net	$28,210	$31,241

Lease liability - current	$11,329	$11,481
Lease liability – non-current	22,340	26,013
Total finance lease liabilities	$33,669	$37,494

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months periods ended March 31, 2022 and 2021:

Operating Leases

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Lease expense	$51,083	$57,932
Sublease rental income	(17,036)	(2,826)
Net lease expense	$34,047	$55,106

Finance Leases

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$3,031	$3,023
Interest on lease liabilities	347	451
Total finance lease cost	$3,378	$3,474

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the three months periods ended March 31, 2022 and 2021 is as follows:

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$34,682	$45,085
Operating cash outflows from finance lease	$2,825	$2,713
Financing cash outflows from finance lease	$347	$451
Leased assets obtained in exchange for lease liabilities:
Operating leases	$-	$27,288

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
April 1, 2022 – March 31, 2023	$55,164	$260,091	$315,255
April 1, 2023 – March 31, 2024	-	14,876	14,876
Total lease payments	$55,164	$274,967	$330,131
Less: Imputed interest	(117)	(3,945)	(4,062)
Present value of lease liabilities	$55,047	$271,022	$326,069
Current portion	(55,047)	(256,257)	(311,304)
Non-current portion	$-	$14,765	$14,765

Finance Leases

Total
(Unaudited)
April 1, 2022 – March 31, 2023	$12,419
April 1, 2023 – March 31, 2024	12,419
April 1, 2024 – March 31, 2025	10,738
Total lease payments	$35,576
Less: Imputed interest	(1,907)
Present value of lease liabilities	$33,669
Current portion	(11,329)
Non-current portion	$22,340

NOTE 11 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan bears no interest. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of March 31, 2022, the outstanding loan balance was $1,048,218 (NTD30,000,000). As of July 12, 2022, the two parties signed the amendment agreement to extend the loan repayment date to July 16, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of March 31, 2022 are as follows:

Twelve months ending March 31,	(Unaudited)
2023	$13,270
2024	13,270
2025	2,212
Total installment payments	28,752
Less: Imputed interest	(2,913)
Present value of long-term loan	25,839
Current portion	(11,256)
Non-current portion	$14,583

NOTE 13 - Long-term Bonds Payable and Restricted Cash

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of March 31, 2022 and December 31, 2021, and the Deposit was recorded as restricted cash.

Management has accounted for the convertible bonds by assuming that they will be repaid and redeemed at maturity; accordingly, the Company has included the redemption premium as part of the accretion tables and calculation of interest and issuance cost to be amortized over the life of the bond. Any value borne from the conversion feature of the bond and or issuance costs related to the origination and distribution of these bonds have been accounted for as debt discounts to be amortized using the effective interest method over the life of the bond

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 - Long-term Bonds Payable and Restricted Cash - Continued

As of March 31, 2022 and December 31, 2021, the long-term bonds payable consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(1,428,125)	(1,546,489)
Net	$8,771,875	$8,653,511

Bond issuance cost was $118,364 and $47,566 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 14 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2022 and December 31, 2021, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2022, the project is still ongoing.

NOTE 15 - Income Taxes

Income tax expense for the three months periods ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
Current:	(Unaudited)	(Unaudited)
Federal	$-	$-
State	1,600	1,600
Foreign	-	1,695
Total	$1,600	$3,295

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(594,755)	$(1,091,340)
Net operating loss carryforwards (NOLs)	736,007	(113,227)
Foreign investment losses	(187,620)	451,534
Stock-based compensation expense	51,900	357,400
Amortization expense	21,800	22,630
Accrued payroll	73,900	61,900
Unrealized exchange losses	161,168	299,703
Others	(260,800)	14,695
Tax expense at effective tax rate	$1,600	$3,295

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - Income Taxes - Continued

Deferred tax assets (liability) as of March 31, 2022 and December 31, 2021 consist approximately of:

	March 31, 2022	December 31, 2021
	(Unaudited)
Net operating loss carryforwards (NOLs)	$9,181,000	$9,802,000
Stock-based compensation expense	2,826,000	2,757,000
Accrued expenses and unpaid expense payable	723,000	634,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	111,000	(44,000)
Excess of tax amortization over book amortization	(376,000)	(468,000)
Others	(15,000)	(186,000)
Gross	12,518,000	12,563,000
Valuation allowance	(12,518,000)	(12,563,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was a decrease of approximately $45,000 for the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $24,794,000 and $21,147,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2022 and December 31, 2021, the Company had State NOLs of approximately $35,413,000 and $31,370,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of March 31, 2022 and December 31, 2021, the Company has Japan NOLs of approximately $350,000 and $358,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of March 31, 2022 and December 31, 2021, the Company has Taiwan NOLs of approximately $3,011,000 and $3,279,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of March 31, 2022 and December 31, 2021, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2022 and December 31, 2021, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2022 and December 31, 2021, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

3)	Stock Warrant:

In connection with the Underwriting Agreement with Boustead Securities, LLC, or Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019, the Company issued total warrants to Boustead to purchase 77,680 shares of the Company’s stock. As of March 31, 2022, Boustead has not exercised any of the stock warrants.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
Star Jec Inc. (“Star Jec”)	Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a stockholder, is the Chairman

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions - Continued

a.	As of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Other receivable from:
EESquare JP [1]	$4,941	$-
Others	473	471
Total	$5,414	$471

Customer Prepayment from Ejectt [2]	$361,910	$-

Loan from WTL [3]	$746,812	$1,143,259

Other payable to:
AATWIN [4]	$294,429	$294,429
Interest payable to WTL[3]	55,300	54,602
Others [6]	296,471	345,369
Total	$646,200	$694,400

Lease liability to WWI [5]	$55,047	$55,025

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

2.	On April 18, 2021, the Company entered into a memorandum of understanding with Ejectt pursuant to which Ejectt will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In March 2022, Ejectt made prepayment of $361,910 to the Company in order to obtain certain air certificate.

3.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of July 12, 2022, the Company borrowed approximately $190,000 (approximately NTD 5,640,000) from WTL under the loans.

4.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

5.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of $450. The lease term was from July 1, 2020 to June 1, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,829). The lease term is from June 28, 2020 to June 27, 2022.

6.	Represents receivable/payable from/to employees as a result of regular operating activities.

b.	For the three months periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$-	$1,807,100
Revenue from Star Jec [2]	2,953	-
Consulting expense charged by AATWIN [3]	-	54,388
Interest expense charged by WTL [4]	2,428	17,951
Rental expense charged by WWI [5]	11,915	11,988
Rental income from EESqaure JP [6]	(2,578)	(2,826)

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions - Continued

1.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100. The deposit on PO2 was refunded by Ejectt on June 1, 2021.

2.	On December 14 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

3.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of July 12, 2022, the Company borrowed approximately $190,000 (approximately NTD 5,640,000) from WTL under the loans.

5.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of $450. The lease term was from July 1, 2020 to June 1, 2022. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,829). The lease term is from June 28, 2020 to June 27, 2022.

6.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

On July 2, 2019, the Board of Directors approved the grant of options to purchase an aggregate of 339,000 shares under the Aerkomm 2017 Plan to 22 of its directors, officers and employees. 25% of the shares vested on the grant date, 25% of the shares vested on July 17, 2019, 25% of the shares shall be vested on the first anniversary of the grant date, and 25% of the shares will vest upon the second anniversary of the grant date.

On October 4, 2019, the Board of Directors approved the grant of options to purchase an aggregate of 85,400 shares under the Aerkomm 2017 Plan to three (3) of its employees. 25% of the shares are vested on the grant date, and 25% of the shares shall be vested on each of October 4, 2020, October 4, 2021 and October 4, 2022, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

On March 1, 2022, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $246,999 and $1,680,365 for the three months periods ended March 31, 2022 and 2021, respectively, related to such employee stock options.

Determining Fair Value

Valuation and amortization method

The Company uses the Black-Scholes option-pricing-model to estimate the fair value of stock options granted on the date of grant or modification and amortizes the fair value of stock-based compensation at the date of grant on a straight-line basis for recognizing stock compensation expense over the vesting period of the option.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in three months period ended March 31, 2022 and year ended December 31, 2021 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(820,391)	0.0067	0.0020
Options outstanding at December 31, 2021	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2022 (unaudited)	111,871	3.3521	1.0539

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

There are no unvested stock awards under Aircom 2014 Plan for the three months period ended March 31, 2022 and the year ended December 31, 2021.

Of the shares covered by options outstanding as of March 31, 2022, 111,871 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2022, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	4.25	3.3521	111,871	4.25	3.3521

As of March 31, 2022, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the three months periods ended March 31, 2022 and 2021.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	992,397	$12.7486	9.3927
Granted	215,500	4.3698	3.3578
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2021	1,207,897	11.2537	7.5309
Granted	18,750	12.1023	9.2639
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2022 (unaudited)	1,226,647	11.2667	7.5573

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three months period ended March 31, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2021	438,291	$8.4541
Granted	215,500	3.3578
Vested	(613,597)	5.0867
Forfeited/Cancelled	-	-
Options unvested at December 31, 2021	40,194	8.9422
Granted	18,750	9.2639
Vested	(21,750)	8.9441
Forfeited/Cancelled	-	-
Options unvested at March 31, 2022 (unaudited)	37,194	9.1033

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

Of the shares covered by options outstanding under the Aerkomm2017 Plan as of March 31, 2022, 1,189,453 are now exercisable; 37,194 shares will be exercisable for the twelve-month period ending March 31, 2023. Information related to stock options outstanding and exercisable at March 31, 2022, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.72 – 4.20	518,500	8.10	$3.9013	516,656	8.10	$3.9007
7.00 – 10.00	312,997	8.67	8.2870	312,997	8.67	8.2870
11.00 – 14.20	130,150	7.96	11.5450	102,800	7.95	11.6572
20.50 – 27.50	141,000	5.66	24.3638	133,000	5.63	24.5962
30.00 – 35.00	124,000	5.25	34.4012	124,000	5.25	34.4012
	1,226,647	7.66	11.2667	1,189,453	7.66	11.2190

As of March 31, 2022, total unrecognized stock-based compensation expense related to stock options was approximately $156,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.45 year. No option was exercised during the three months period ended March 31, 2022 and the year ended December 31, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Commitments

As of March 31, 2022, the Company’s significant commitment is summarized as follows:

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

Hong Kong Airlines Agreement: On January 30, 2020, Aircom signed an agreement with Hong Kong Airlines Ltd. (HKA) to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ IFEC solutions. Under the terms of this new agreement, Aircom will provide HKA its Ka-band AERKOMM K++ IFEC system and its AERKOMM AirCinema system. HKA will become the first commercial airliner launch customer for Aircom. On November 17, 2021, we signed a new agreement with Hong Kong Airlines Ltd and Ejectt Inc. Based on the long-term relationship and anticipated further co-operation between Aerkomm and Hong Kong Airlines, Aerkomm agreed that it will provide to Hong Kong Airlines the Low Earth Orbit (LEO) satellite version of the Aerkomm K++ System with the Telesat Lightspeed service when available. The Aerkomm K++ System will be delivered with a full certified Service Bulletin by Airbus.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Commitments - Continued

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

NOTE 20 - Subsequent Events

Stock Subscription Agreement

On June 28, 2022, the Company entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of our common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros (the “Purchase Price”). On June 29, 2022, the Company received the first installment of the Purchase Price of $3,175,201, equivalent to 3,000,000 Euros, from this investor. Despite the fact that the Company have received the investor’s funds, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to July 29, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, the Company will be required to return the Purchase Price funds to the investor, without interest.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Overview

Aerkomm Inc., is a development stage Non-Geostationary Orbit NGSO Low Earth Orbit and Medium Earth Orbit (LEO/MEO) satellite communication technology provider, focusing on B5G / 6G communications. With our advanced technology, we intend to provide our partners the benefits of E / V / Ka / Ku and X band unique solutions that encompasses a wide range of service options. Such options include connectivity solutions (IVI) on Vehicles (RVs, EVs….etc), Internet of Things (IOT) scenarios, internet in rural and remote sites to complement mobile communication weakness, maritime market and aviation market, including Government UAVs, as well as the provision of in-flight broadband entertainment and connectivity (IFEC) for commercial airlines and corporate jets.

Our technology will have several uses including:

1.

Aviation: Target customers will be Government UAVs, commercial airlines and corporate jet operators. For Government UAVs we plan to generate revenue from the product price and monthly subscription fee for satellite bandwidth. We plan to generate revenue from e-commerce and monthly subscription fee for satellite bandwidth from commercial airlines. From corporate jet operators we plan to generate revenue from the product price and monthly subscription fee for satellite bandwidth.

2.	Vehicles and Autopilot Trucks: Target customers will be all autopilot vehicles, using B5G, LEO satellites. We plan to generate revenue from the product price and monthly subscription fee for satellite bandwidth.

3.	Trains and Fixed Infrastructure: Target customers will be train operators and associated infrastructure. We plan to generate revenue from the product price and monthly subscription fee for satellite bandwidth.

4.	Remote Locations: Target customers will be remote islands and mountain regions. We plan to generate revenue from the product price and monthly subscription fee for satellite bandwidth.

5.	Maritime: Target customers will be cruise liners, freighters, tankers, ferry boats, yachts, and oilrigs. We plan to generate revenue from the product price and monthly subscription fee for satellite bandwidth.

With our advanced technologies and a unique business model, our initial focus has been to become a service provider of IFEC solutions through which we intend to provide airline passengers with a broadband in-flight experience that encompasses a wide range of service options. Such options include Wi-Fi, cellular, movies, gaming, live TV, and music. We plan to offer these core services, which we are currently still developing, through both built-in in-flight entertainment systems, such as seat-back display, as well as on passengers’ own personal devices. We also expect to provide content management services and e-commerce solutions related to our IFEC solutions.

Traditionally, providers of in-flight connectivity have focused primarily on the profit margin derived from the sale of hardware to airlines and of bandwidth to passengers. Both airlines and passengers must “pay to play,” which results in low participation and usage rates.

We break away from this model and expect to set a new trend with our innovative business approach which, we believe, will set us apart from our competitors by our partnering with airlines and other strategic partners, such as online advertisers and content providers. We plan to offer a choice of different business models of our IFEC system to commercial airlines. We plan to offer the choice of free hardware while the airline will pay for the monthly connectivity cost. We will also offer the option of the airline paying for the hardware while we pay for the connectivity cost. Airlines will potentially be able to generate new revenues through participating in our different revenue sharing model depending on which model they select, while passengers will not be required to pay for connectivity. That is, for passengers, connectivity will be free. We believe that, taken together, this novel approach will create an incentive for airlines to work with us, and this collaboration should act to drive up passenger usage rates. We believe that this is an innovative approach that will differentiate us from most existing market players.

Our main source of revenue is expected to be derived from fees related to the content channeled through our IFEC network from selected partners including internet companies, content providers, advertisers, telecom service providers, e-commerce participants, and premium sponsors. In other words, we plan to use connectivity as a tool rather than as a commodity for sale, which we believe will allow us to achieve a greater return.

To complement and facilitate our planned IFEC service offerings, we intend to build satellite ground stations and related data centers within the geographic regions where we expect to be providing IFEC airline services. We expect that our first such ground station will be built in Taiwan, on land that we have acquired, to service our East Asia market.

Additionally, we have developed and begun to market two internet connectivity systems, one for hotels primarily located in remote regions and the other for maritime use. Both systems operate through LEO/MEO satellite connectivity. We also expect to develop a remote connectivity system that will be applicable to the highspeed rail industry.

Our total sales were $2,953 and $0 for the three months ended March 31, 2022 and the year ended December 31, 2021.

Business Development

We are actively working with prospective airline customers to provide them with the Airbus to-be-certified AERKOMM K++ system. We have entered into non-binding memoranda of understanding, or MOUs, including, most recently, with Thai Smile which operates a fleet of 20 Airbus A320 aircrafts. There can be no assurances, however, that any MOUs we entered into will lead to actual purchase agreements.

In view of the increasing demand by the airlines for a bigger data throughput, during the course of discussions between us and Airbus, we have revised our strategy to focus primarily on LEO/MEO connectivity IFEC solutions for airlines and have suspended work on our dual band (Ka/Ku) satellite inflight connectivity solution.

In connection with the Airbus project, we also identified owners of Airbus Corporate Jet, or ACJ, aircraft, as potential customers of our AERKOMM K++ system. ACJ customers, however, would not generate enough internet traffic to make our free-service business model viable. To capitalize on this additional market, we plan to sell our AERKOMM K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription-based plans. This new corporate jet market could generate additional revenue and income for our company.

Our AERKOMM K++ System

Our proprietary IFEC system, which is called the AERKOMM K++ system, will contain a ultra-low-profile radome (that is, a dome or similar structure protecting our radio equipment) containing two antennas, one for transmitting and the other for receiving, and will comply with the ARINC 791 standard of Aeronautical Radio, Incorporated. Our AERKOMM K++ system also meets Airbus Design Organisation Approval.

GEO (Geostationary Earth Orbiting) and NGSO (Non-Stationary Orbit) MEO (Medium Earth Orbiting) / LEO (Low Earth Orbiting) Satellites

Our initial AERKOMM K++ system will work with geostationary earth orbiting, or GEO satellites. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. One of the main advantages of NGSO satellites over GEO satellites is considerably lower latency as well as worldwide coverage, particularly over the poles. Whereas GEO satellites have roughly 550 milliseconds of round-trip latency time, LEO satellites boast a latency of 240 milliseconds, signifying a distinct advantage in the sphere of real-time applications. Only LEO satellites can collect high quality data over the North and South poles. We are developing technologies to work with MEO/LEO satellites and plans to partner with Airbus to develop aircraft installation solutions. As new MEO and LEO satellites are being regularly launched over the next few years, which, we expect, will enable the provision of worldwide aircraft coverage, we plan to have the necessary technology ready to take advantage of this new trend in MEO/LEO satellite connectivity, although it cannot assure you that it will be successful in this new area of endeavor. We have two cooperation agreements in place with LEO/MEO satellite providers. On June 23, 2020, we entered into a cooperation agreement with Telesat LEO Inc., a wholly owned subsidiary of Telesat Canada. Telesat is one of the world’s largest and most successful satellite operators providing critical connectivity solutions that tackle complex communications challenges. Through this agreement, Aircom and Telesat will jointly collaborate to develop a test program for the Telesat low-Earth-orbit (LEO) Network, Telesat’s network of low-earth orbit satellites for aircraft connectivity, to assess the technical and commercial viability of incorporating the Telesat LEO Network capacity into Aircom’s IFEC product portfolio and network. Aircom and Telesat will collaborate in both technical and commercial activity. On January 10, 2022, Aerkomm entered into a cooperation agreement with New Skies Satellites B.V., a Dutch company with its principal offices located at Rooseveltplantsoen The Hague, Netherlands (“SES”). SES is one of the world leaders in satellite operations and is operating a constellation of satellites in medium-earth orbit (MEO) and geostationary-earth orbit (GEO) with a multi-terabit, high-throughput, low-latency network infrastructure (the “SES Satellite Network”), used for the global mobility market, including aviation, maritime, and the global fixed location market, including equipment, mobile back haul, teleport and data center co-location. SES has launched SES-17, a GEO satellite, and a series of MEO satellites (O3b), and will launch additional MEO satellites (“O3b mPOWER") as part of the SES Satellite Network. Through this agreement, Aerkomm and SES will jointly collaborate both technically and commercially.

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

Recent Events

Changes in Company’s Certifying Accountant

On January 27, 2022, Chen & Fan Accountancy Corporation resigned as our independent accounting firm, effective as of January 27, 2022.

On January 27, 2022, our audit committee and our board of directors appointed Friedman LLP (“Friedman”) as our new independent registered public accounting firm, however, on May 19, 2022, we dismissed Friedman.

On May 19, 2022, we appointed WWC, P.C. (“WWC”) as our new independent registered public accounting firm to audit and review our financial statements, effective May 20, 2022.

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

Through this Joint Venture, we intend to develop and commercialize a tile antenna (“Tile Antenna”). The Joint Venture will be operated through Mepa Labs Inc., a newly formed California corporation (“MLI”), which will be owned initially 100% by SDPJ. We will license to MLI our intellectual property, know-how and research and development results related to the Tile Antenna. SDPJ will provide MLI with working capital to develop the Tile Antenna proof of concept (“POC”). Upon approval of the POC by an initial customer or a laboratory each approved by SDPJ, we will contribute the intellectual property to MLI in exchange for 52% of the equity interest in Newco, and SDPJ and PanelSemi collectively will contribute $20 million in cash (less the contributions funded prior to the POC approval). SDPJ will hold 45% of Newco’s equity interest and PanelSemi will hold the remaining 3%.

Moreover, according to the Agreement, SDPJ will invest €7.5 million in Aerkomm via private placement subject to and upon approval of the POC. There can be no assurance, however, that SDPJ will ever consummate any investment in Aerkomm.

In the event that the POC is not approved within 11 months following the signing of the Agreement, the Joint Venture will be terminated, at which time we will terminate the intellectual property license to Newco and Newco will remain 100% owned by SDPJ.

Private Placement Investment

On June 28, 2022, one investor agreed to purchase 516,666 shares of our common stock at a purchase price of Euro 6.00 per share (at an effective exchange rate of 1 Euro for 1.0585 U.S. Dollars) for an aggregate purchase price of Euro 3,100,000. As of this date, we have received the first installment of $3,175,201, equivalent to 3,000,000 Euros, in cash under this subscription agreement. The subscription agreement includes a “cooling off” clause such that, prior to July 29, 2022, either party may terminate the subscription agreement for any or no reason and if the subscription agreement is so terminated, we will be required to return to the investor the funds that we have received within 10 business days of the termination date. This sale was made under the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic was unprecedented notably because of the policy response which involved the shutdown of much economic activity including the halt to airline traffic. It produced the sharpest global recession since the Great Depression. However, in its wake, the macro-economic performance has generally speaking been less dire than initially feared. It produced the shortest recession in US history, for instance, limited to two months. US unemployment spiked to 14.7% in April 2020 and few expected the rate to drop as swiftly as has been the case; the unemployment rate declined to 3.6% in May 2022 and thus basically back to the pre-crises low.

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

Smaller Reporting Company

Although we no longer qualify as an Emerging Growth Company, or EGC, we continue to qualify as a smaller reporting company, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation that are available to an EGC. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In reliance on these exemptions, we have taken advantage of reduced reporting obligations in this quarterly report on Form 10-Q.

Recent Market Information

In the IATA (International Air Transportation Association) 78th Annual General Meeting held in Doha, Qatar, in June 2022, the following key points were highlighted in a report entitled Global Outlook for Air Transport:

●	The global economy is facing two simultaneous and wholly global systemic crises: climate change and the COVID-19 pandemic. On top of that, war in Europe adds to human suffering and economic challenges. These all constitute important headwinds for the global economy and for aviation

●	Nevertheless, 2022 testifies to the resilience of the air transport industry. After the largest shock in aviation’s history, recovery is well underway and forecast to continue through 2022 and beyond.

●	The recovery in industry Revenue per Kilometers (RPKs) is expected to gather pace this year as vaccine rollouts continue, travel restrictions are lifted, and more routes are re-opened. Even so, global RPKs are forecast to remain below their pre-pandemic 2019 level until 2024.

●	Cost pressures will be a focus for airlines this year as oil and fuel prices have risen sharply, contributing to the global rise in inflation and pushing central banks to lift interest rates.

●	Airline financial performance is expected to improve in all regions in 2022, with North America the only region expected to return to profitability this year.

●	Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years. Both Airbus and Boeing had estimated that the global fleet of commercial aircraft would increase from 23,000 planes in 2019 to more than 45,000 in 2040, according to their respective 2021 reports, “Global Market Forecast report 2021 – 2040” and “Commercial Market Outlook 2021 – 2040.” The Global Market Forecast report 2021 – 2040 predicted that the increase would include 40% for aircraft replacement and 60% for growth, with Asia-Pacific (excluding Peoples Republic of China) accounting for 25% of deliveries.

●	For March 2022, the global aircraft fleet size stands at 28,394 aircraft, with 22,798 aircraft active and 5,596 grounded. When March 2022 is compared to March 2021, there is a 15% increase in the active global active fleet.

●	The global capacity figures are steadily rising.

●	Having reached 91.6 million weekly scheduled seats, global capacity figures peaked at the end of March 2022

●	There is a 46% increase compared to the same week in March 2021 and an 86% increase compared to March 2020.

●	In February 2022 compared to the same month in 2021, there is a 25% increase in worldwide aircraft deliveries

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Service income – related party	$2.953	$-	$2,953	100.0%
Operating expenses	1,780,438	3,170,999	(1,390,561)	(43.9)%
Loss from operations	(1,777,485)	(3,170,999)	1,393,514	(43.9)%
Net non-operating expense	(700,128)	(1,053,832)	353,704	(33.6)%
Loss before income taxes	(2,477,613)	(4,224,831)	1,747,218	(41.4)%
Income tax expense	1,600	3,295	(1,695)	(51.4)%
Net Loss	(2,479,213)	(4,228,126)	1,748,913	(41.4)%
Other comprehensive income	518,027	393,767	124,260	31.6%
Total comprehensive loss	$(1,961,186)	$(3,834,359)	$1,873,173	(48.9)%

Revenue. We have $2,953 of service income for the three-month period ended March 31, 2022 and $0 revenue for the three-month period ended March 31, 2021, respectively. The service income of $2,953 represents an income from providing satellite service to one of our related parties. Our revenue for the three months ended March 31, 2021 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $1,390,561, or 43.9% to $1,780,438 for the three-month period ended March 31, 2022, from $3,170,999 for the three-month period ended March 31, 2021. Such decrease was mainly due to a decrease in stock-based compensation expense, accounting and auditing fees and director and officer insurance expense of $1,433,366, $227,309 and $126,050, respectively, which was offset by the increases in outside services and consulting fee of $346,773 and $110,944.

Net non-operating expense. We had $700,129 in net non-operating expense for the three-month period ended March 31, 2022, as compared to net non-operating expense of $1,053,832 for the three-month period ended March 31, 2021. The net non-operating expense in the three-month period ended March 31, 2022 includes foreign exchange loss of $578,654, amortization of bond issuing costs of $118,365 and net interest expense of $7,381. Net non-operating expense in the three-month period ended Mach 31, 2021 represents loss on foreign exchange translation of $370,504, unrealized loss from the transactions of our liquidity contract and prepaid investment of $624,738, other financing cost due to amortization of convertible bonds issuing cost of $47,566 and net interest expense of $24,019, which was offset by the employment subsidy from Japanese government of $11,178.

Loss before income taxes. Our loss before income taxes increased by $1,747,218, or 41.4%, to $2,477,613 for the three-month period ended March 31, 2022, from a loss of $4,224,831 for the three-month period ended March 31, 2021, as a result of the factors described above.

Income tax expense. Income tax expense was $1,600 for the three-month period ended March 31, 2022, as compared to the income tax expense of $3,295 for the three-month period ended March 31, 2021.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $1,873,173, or 48.9%, to $1,961,186 for the three-month period ended March 31, 2022, from $3,834,359 for the three-month period ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $39,989 and restricted cash of $3,248,543. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended March 31,
	2022	2021
Net cash used for operating activities	$(679,551)	$(3,154,757)
Net cash provided by investing activity	6,658	2,581
Net cash provided by financing activity	154,585	2,208,961
Net decrease in cash and cash equivalents	(518,308)	(943,215)
Cash at beginning of year	3,288,813	3,794,591
Foreign currency translation effect on cash	518,027	393,767
Cash at end of year	$3,288,532	$3,245,143

Operating Activities

Net cash used for operating activities was $679,551 for the three months ended March 31, 2022, as compared to $3,154,757 for the three months ended March 31, 2021. In addition to the net loss of $2,479,213, the decrease in net cash used for operating activities during the three-month period ended March 31, 2022 was mainly due to the decrease in accounts receivable and the increase in accrued expenses and other current liabilities of $136,800 and $1,225,046, respectively, offset by the decrease in prepaid expenses and other current assets and deposits of $121,913 and $45,548, respectively. In addition to the net loss of $4,249,653, the increase in net cash used for operating activities during the three-month period ended March 31, 2021 was mainly due to increase in inventory and prepaid expenses and other current assets of $1,445,680 and $622,495, respectively, offset by the increase in accrued expense and other current liabilities of $834,818.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was 6,658 as compared to net cash used by investing activities of $25,81 for the three months ended March 31, 2021. The net cash provided by investing activities for the three months ended March 31, 2022 was mainly the proceeds from disposal of trading securities of $7,823, which was offset by the cash used for the purchase of property and equipment of $1,165. The net cash provided by investing activities for the three months ended March 31, 2021 was mainly for the proceeds from disposal of trading security of $6,102, which was offset by the purchase of property and equipment of $3,521.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 was $154,585 and $2,208,961, respectively. Net cash provided by financing activities for the three months ended March 31, 2022 were mainly attributable to net proceeds from the borrowing of short-term loan in the amount of $161,298. Net cash provided by financing activities for the three months ended March 31, 2021 were mainly attributable to proceeds from the increase in short-term loans in the amount of $2,215,105.

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by our Taiwan land parcel which we recently purchased. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are now waiting for title to the Taiwan land parcel to be transferred to us pending the completion of our satellite ground station licensing process. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. On April 25, 2022, the Lenders amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of the date of this report, we have drawn down approximately $190,000 (approximately NTD 5,640,000) under the Loans from one of the Lenders.

On July 10, 2018, in conjunction with our agreement to acquire the Taiwan land parcel, we entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price of the Taiwan land parcel, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. Under the terms of the initial agreement with MIGL, we agreed to pay this commission no later than 90 days following payment in full of the Taiwan land parcel purchase price. On May 2019 and December 2021, we amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than June 30, 2022. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission was due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than June 30, 2022. We are currently negotiating with MIGL to amend the agreement to further extend the payment term.

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

We have not generated significant revenues, excluding non-recurring revenues in 2021 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, we have taken measures that management believes will improve our financial position by financing activities, including having successfully completed our Bond Offering, 2020 Offering, short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

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

On June 28, 2022, we entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of our common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros (the “Purchase Price”). On June 29, 2022, we received the first installment of the Purchase Price of $3,175,201, equivalent to 3,000,000 Euros, from this investor. Despite the fact that we have received the investor’s funds, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to July 29, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, we will be required to return the Purchase Price funds to the investor, without interest. Because of the wording of the subscription agreement, we cannot assure you at this time that we will not be required to return the Purchase Price funds to the investor.

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

Capital expenditures for the three months ended March 31, 2022 and 2021 were $1,165 and $3,521, respectively.

We anticipate an increase in capital spending in our fiscal year ended December 31, 2022 and estimate that capital expenditures will range from $10 million to $50 million as we begin airborne equipment installations and continue to execute our expansion strategy. We expect to raise these funds through our planned public offering, the registration statement for which is currently under review by the SEC, and/or through other sources of equity or debt financings. There can be no assurance, however, that our planned public offering will proceed successfully, if at all, or that we will be able to raise the required funds through other means on acceptable terms to us, if at all.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2021 and 2020, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,110,000 and $3,106,000 as of March 31, 2022 and December 31, 2021, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2022 and 2021, we incurred approximately $0 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2022 and 2021.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on March 31, 2022. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2022.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the three months ended March 31, 2022 composed of the service income to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to July 13, 2022, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been included in these consolidated financial statements.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We adopted ASU 2020-06 as of March 31, 2022 and the adoption does not have significant impact on our consolidated financial statements and related disclosures as of and for the three months period ended March 31, 2022.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. We are currently evaluating the impact of adopting ASU 2016-13 on our unaudited condensed consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on our unaudited condensed consolidated financial statements as of and for the three months period ended March 31, 2022.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. we adopted ASU 2021-04 as of March 31, 2022 and the adoption does not have significant impact on our condensed consolidated financial statements as of and for the three months period ended March 31, 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2022.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on July 1, 2022, and further referenced below, which we are still in the process of remediating as of March 31, 2022, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2022 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on July 1, 2022.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on July 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: July 13, 2022	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)