Form 10-Q
period 2022-06-30
Aerkomm Inc.
filed 2022-08-22
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 22, 2022, there were 9,869,165 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Periods Ended June 30, 2022 and 2021	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Six Months Periods Ended June 30, 2022 and 2021	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Periods Ended June 30, 2022 and 2021	5

Notes to Unaudited Consolidated Financial Statements	6

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$2,143,757	$38,695
Short-term investment	925,628	994,549
Accounts receivable – related party	-	136,800
Inventories, net	1,366,282	1,366,282
Prepaid expenses and other current assets	4,543,569	4,071,231
Total Current Assets	8,979,236	6,607,557
Long-term Investment	4,424,415	4,740,784
Property and Equipment
Cost	2,969,429	2,968,265
Accumulated depreciation	(2,212,070)	(1,923,438)
	757,359	1,044,827
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	17,889	17,889
Net Property and Equipment	36,636,837	36,924,305
Other Assets
Restricted cash	3,222,818	3,250,118
Intangible asset, net	1,650,000	1,897,500
Goodwill	1,475,334	1,475,334
Right-of-use assets, net	89,141	177,994
Deposits	106,658	117,146
Total Other Assets	6,543,951	6,918,092
Total Assets	$56,584,439	$55,190,738

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$4,331,542	$1,633,732
Accounts payable	1,562,395	1,564,627
Accrued expenses and other current liabilities	9,612,052	7,924,044
Long-term loan - current	11,097	11,334
Lease liability – current	241,113	387,508
Total Current Liabilities	15,758,199	11,521,245
Long-term Liabilities
Long-term bonds payable	8,891,897	8,653,511
Long-term loan – non-current	11,158	18,054
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current	18,707	62,652
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	9,684,762	9,497,217
Total Liabilities	25,442,961	21,018,462
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,720,003 shares (excluding 149,162 unvested restricted shares) and 9,715,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of June 30, 2022 and December 31, 2021	9,720	9,716
Additional paid in capital	78,818,224	77,825,976
Accumulated deficits	(46,981,399)	(41,767,258)
Accumulated other comprehensive loss	(705,067)	(1,896,158)
Total Stockholders’ Equity	31,141,478	34,172,276
Total Liabilities and Stockholders’ Equity	$56,584,439	$55,190,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales – Related Party	$-	$72,000	$-	$72,000
Service Income – Related Party	265	-	3,218	-

Total Revenue	265	72,000	3,218	72,000

Cost of Sales	-	43,878	-	43,878

Gross Profit	265	28,122	3,218	28,122

Operating Expenses	1,914,486	1,996,515	3,694,924	5,167,514

Loss from Operations	(1,914,221)	(1,968,393)	(3,691,706)	(5,139,392)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(705,604)	512,418	(1,284,258)	141,914
Bond issuance cost	(120,022)	(48,093)	(238,386)	(95,659)
Unrealized investment loss	(15,876)	(18,742)	(21,132)	(643,480)
Other income (loss), net	20,795	(13,117)	22,941	(24,141)

Net Non-Operating (Loss) Income	(820,707)	432,466	(1,520,835)	(621,366)

Loss before Income Taxes	(2,734,928)	(1,535,927)	(5,212,541)	(5,760,758)

Income Tax Expense	-	(26)	1,600	3,269

Net Loss	(2,734,928)	(1,535,901)	(5,214,141)	(5,764,027)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	673,064	(524,181)	1,191,091	(130,414)

Total Comprehensive Loss	$(2,061,864)	$(2,060,082)	$(4,023,050)	$(5,894,441)

Net Loss Per Common Share:

Basic	$(0.2772)	$(0.1594)	$(0.5285)	$(0.5981)
Diluted	$(0.2772)	$(0.1594)	$(0.5285)	$(0.5981)

Weighted Average Shares Outstanding - Basic	9,866,286	9,637,051	9,865,672	9,637,051
Weighted Average Shares Outstanding - Diluted	9,866,286	9,637,051	9,865,672	9,637,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Stock compensation expense	-	-	1,680,365	-	-	1,680,365
Revaluation of stock warrant	-	-	(355,600)	-	-	(355,600)
Other comprehensive income	-	-	-	-	393,767	393,767
Net loss for the period	-	-	-	(4,228,126)	-	(4,228,126)
Balance as of March 31, 2021	9,487,889	$9,488	$74,485,381	$(36,611,959)	$(1,360,461)	$36,522,449

Stock compensation expense	-	-	179,331	-	-	179,331
Revaluation of stock warrant	-	-	(42,000)	-	-	(42,000)
Other comprehensive loss	-	-	-	-	(524,181)	(524,181)
Net loss for the period	-	-	-	(1,535,901)	-	(1,535,901)
Balance as of June 30, 2021	9,487,889	$9,488	$74,622,712	$(38,147,860)	$(1,884,642)	$34,599,698

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2022	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276
Stock compensation expense	-	-	246,999	-	-	246,999
Other comprehensive income	-	-	-	-	518,027	518,027
Net loss for the period	-	-	-	(2,479,213)	-	(2,479,213)
Balance as of March 31, 2022	9,715,889	$9,716	$78,072,975	$(44,246,471)	$(1,378,131)	$32,458,089

Issuance of common stock	4,114	4	32,908	-	-	32,912
Stock compensation expense	-	-	712,341	-	-	712,341
Other comprehensive income	-	-	-	-	673,064	673,064
Net loss for the period	-	-	-	(2,734,928)	-	(2,734,928)
Balance as of June 30, 2022	9,720,003	$9,720	$78,818,224	$(46,981,399)	$(705,067)	$31,141,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,214,141)	$(5,764,027)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	536,133	515,984
Stock-based compensation	959,340	1,859,696
Consulting expense adjustment from change in fair value of warrants	-	(397,600)
Unrealized losses on trading security	21,132	643,480
Amortization of bonds issuance costs	238,386	95,659
Changes in operating assets and liabilities:
Accounts receivable	136,800	-
Inventories	-	(1,575,436)
Prepaid expenses and other current assets	(472,338)	(355,764)
Deposits	10,488	1,522
Accounts payable	(2,232)	-
Accrued expenses and other current liabilities	2,077,255	1,908,033
Prepayment from customer	-	1,611,357
Operating lease liability	(95,301)	38,715
Net Cash Used for Operating Activities	(1,804,478)	(1,418,381)

Cash Flows from Investing Activities
Proceeds from sales (Purchase) of trading security	7,823	(877)
Purchase of property and equipment	(1,165)	(3,521)
Purchase of long-term investment	-	(680)
Net Cash Provided by (Used for) Investing Activities	6,658	(5,078)

Cash Flows from Financing Activities
Proceeds from short-term loans	2,697,810	1,017,693
Repayment of long-term loan	(7,133)	(4,760)
Finance lease liability	(6,186)	(3,164)
Net Cash Provided by Financing Activities	2,684,491	1,009,769

Net Increase (Decrease) in Cash and Restricted Cash	886,671	(413,690)

Cash and Restricted Cash, Beginning of Period	3,288,813	3,794,591

Foreign Currency Translation Effect on Cash	1,191,091	(130,414)

Cash and Restricted Cash, End of Period	$5,366,575	$3,250,487

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$3,269
Cash paid during the period for interest	$7,522	$18,679

Cash and Restricted Cash:
Cash	$2,143,757	$40,487
Restricted cash	3,222,818	3,210,000
Total	$5,366,575	$3,250,487

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

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the six months ended June 30, 2022, the Company reported net loss of $5,214,141. As of June 30, 2022, the Company had working capital deficit of approximately $6.8 million. In addition, the Company had net cash outflows of $1,804,478 from operating activities for the six months ended June 30, 2022. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through public offerings, private placements, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100% and the full $20 million is available to the Company. As of August 22, 2022, the Company has no outstanding balance under the Loans from the Lenders.

With the $20 million in Loans committed by the Lenders and our holdings of marketable securities in Ejectt (defined below), the Company believes its working capital will be adequate to sustain its operations for the next sixteen months. However, there is no assurance that management will be successful in furthering the Company’s business plan, especially if the Company is not able to raise additional funding from the above sources or from other sources. There are a number of additional factors that could potentially arise that could result in shortfalls in the Company’s business plan, such as general worldwide economic conditions, competitive pricing in the connectivity industry, the continuing impact of the COVID 19 pandemic, the Company’s operating results continuing to deteriorate and the Company’s banks and shareholders not being able to provide continued financial support.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. On June 28, 2022, the Company entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of the Company’s common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros. On June 29, 2022, the Company received the first installment of $3,175,200, equivalent to 3,000,000 Euros, from this investor (see Note 11 – Short-Term Loan below), which will improve our financial position in mitigating the situation when the transaction is completed.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022 and the results of operations and cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six-month periods are unaudited. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2022 and December 31, 2021, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,110,000 and $3,106,000 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the six months ended June 30, 2022 and 2021.

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2022 and December 31, 2021.

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

Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 1,849,868 and 2,016,339 common stock equivalents, primarily stock options and warrants, as of June 30, 2022 and 2021, respectively. For the six months periods ended June 30, 2022 and 2021, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted ASU 2020-06 as of June 30, 2022 and the adoption does not have significant impact on its condensed consolidated financial statements and related disclosures as of and for the six months ended June 30, 2022.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which was consistent with customary practice in the French securities market. The liquidity agreement complied with applicable laws and regulations in France and authorized the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into its account with the Liquidity Provider. The transaction was initiated in the beginning of 2020, and the Company paid annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and was to renew automatically unless otherwise terminated by either party. As of June 30, 2022, the Company had purchased 5,361 shares of its common stock with the fair value of $47,144. The securities were recorded as short-term investment with an accumulated unrealized loss of $21,132. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related parties, YuanJiu Inc. (“YuanJiu”) in a total amount of NT$141,175,000. YuanJiu is a listed company in Taiwan Stock Exchange and the stock title transfer is subject to certain restrictions. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu. On July 19, 2021, YuanJiu changed its name to “EJECTT INC” (“Ejectt”). On March 24, 2021, the Company purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392 from a related party.

As of June 30, 2022, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. As of June 30, 2022 and December 31, 2021, this investment totaled approximately a 10% ownership of Ejectt.

As of June 30, 2022 and December 31, 2021, the fair value of the investment was as follows:

	June 30, 2022	December 31, 2021
Investment cost – Ejectt – short-term	$647,837	$694,544
Investment cost - Liquidity	68,276	24,354
Total Investment Cost	718,113	718,898
Appreciation in market value (Allowance for value decline)	209,515	275,651
Net	$925,628	$994,549

NOTE 5 - Inventories

As of June 30, 2022 and December 31, 2021, inventories consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Satellite equipment for sale under construction	$1,366,282	$1,366,282
Supplies	4,895	5,125
	1,371,177	1,371,407
Allowance for inventory loss	(4,895)	(5,125)
Net	$1,366,282	$1,366,282

NOTE 6 - Prepaid Expenses and Other Current Assets

As of June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021

Prepaid expense	$4,422,586	$4,055,087
Other receivable – related parties	111,082	3,076
Other current assets	9,901	13,068
Total	$4,543,569	$4,071,231

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - Property and Equipment

As of June 30, 2022 and December 31, 2021, the balances of property and equipment were as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	341,286	340,122
Satellite equipment	275,410	275,410
Vehicle	378,603	378,603
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	2,969,429	2,968,265
Accumulated depreciation	(2,212,070)	(1,923,438)
Net	757,359	1,044,827
Prepayments - land	35,861,589	35,861,589
Prepaid equipment	17,889	17,889
Total	$36,636,837	$36,924,305

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of June 30, 2022 and December 31, 2021, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than June 30, 2022. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of August 22, 2022, the license applications are still in progress.

Depreciation expense was $143,444 and $133,920 for the three-month periods ended June 30, 2022 and 2021, respectively, and $288,633 and $268,484 for the six months periods ended June 30, 2022 and 2021, respectively.

NOTE 8 - Long-term Investment

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000. The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. The Company accounts for its investment in tz-Comm by the equity method of accounting under which the Company’s share of the net income of tz-Comm is reported in the Company’s income statement. As of June 30, 2022, the balance of net investment in tz-Comm was $36,385.

As of June 30, 2022, 5,000,000 shares of Ejectt’s common stock were restricted. As of June 30, 2022 and December 31, 2021, the fair value of the long-term investment in Ejectt was $4,388,030 and $4,704,398, respectively.

NOTE 9 - Intangible Asset, Net

As of June 30, 2022 and December 31, 2021, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(3,300,000)	(3,052,500)
Net	$1,650,000	$1,897,500

Amortization expense was $123,750 and $123,750 for the three-month periods ended June 30, 2022 and 2021, respectively, and $247,500 and $247,500 for the six-month periods ended June 30, 2022 and 2021, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2022	2021
	(Unaudited)
Weighted-average remaining lease term
Operating lease	0.54 Year	1.03 Years
Finance lease	2.35 Years	3.35 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

Operating Leases

	June 30, 2022	December 31, 2021
	(Unaudited)
Right-of-use assets	$89,141	$177,994
Lease liability – current	$230,106	$376,027
Lease liability – non-current	$-	$36,639

Finance Leases

	June 30, 2022	December 31, 2021
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(31,440)	(25,529)
Property and equipment, net	$25,330	$31,241

Lease liability - current	$11,007	$11,481
Lease liability – non-current	18,707	26,013
Total finance lease liabilities	$29,714	$37,494

The components of lease expense are as follows within the unaudited consolidated statements of operations and comprehensive loss for the three months and six months periods ended June 30, 2022 and 2021:

Operating Leases

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$45,066	$54,658	$96,149	$112,590
Sublease rental income	(21,496)	(2,737)	(38,532)	(5,563)
Net lease expense	$23,570	$51,921	$57,617	$107,027

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - Operating and Finance Leases - Continued

Finance Leases

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$3,155	$3,034	$6,186	$6,057
Interest on lease liabilities	303	429	650	880
Total finance lease cost	$3,458	$3,463	$6,836	$6,937

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$97,762	$64,517
Operating cash outflows from finance lease	$6,186	$5,462
Financing cash outflows from finance lease	$650	$878
Leased assets obtained in exchange for lease liabilities:
Operating leases	$-	$28,197

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
July 1, 2022 – June 30, 2023	$55,022	$177,492	$232,514
July 1, 2023 – June 30, 2024	-	-	-
Total lease payments	$55,022	$177,492	$232,514
Less: Imputed interest	-	(2,408)	(2,408)
Present value of lease liabilities	$55,022	$175,084	$230,106
Current portion	(55,022)	(175,084)	(230,106)
Non-current portion	$-	$-	$-

Finance Leases

Total
(Unaudited)
July 1, 2022 – June 30, 2023	$11,951
July 1, 2023 – June 30, 2024	11,951
July 1, 2024 – June 30, 2025	7,346
Total lease payments	$31,248
Less: Imputed interest	(1,534)
Present value of lease liabilities	$29,714
Current portion	(11,007)
Non-current portion	$18,707

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Short-term Loans

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan bears no interest. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of June 30, 2022, the outstanding loan balance was $1,008,742 (NTD 30,000,000). As of August 22, 2022, the two parties are negotiating the amendment agreement to extend the loan repayment date.

On June 28, 2022, the Company entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of the Company’s common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros (the “Purchase Price”). On June 29, 2022, the Company received the first installment of the Purchase Price of $3,175,200, equivalent to 3,000,000 Euros, from this investor. Despite the fact that the Company has received the investor’s funds, the subscription agreement, as amended on July 29, 2022, is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, the Company will be required to return the Purchase Price funds to the investor, without interest. Additionally, if the final installment on the Euro 3,100,000 subscription amount is not received by the Company by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and the Company will be required to return all Purchase Price funds received to the investor. Because of the wording of the subscription agreement, the Company cannot be assured at this time that the Company will not be required to return the Purchase Price funds to the investor and classify this subscription as short-term loan until the subscription agreement is consummated.

NOTE 12 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of June 30, 2022 are as follows:

Twelve months ending June 30,	(Unaudited)
2023	$12,771
2024	11,706
Total installment payments	24,477
Less: Imputed interest	(2,222)
Present value of long-term loan	22,255
Current portion	(11,097)
Non-current portion	$11,158

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of June 30, 2022 and December 31, 2021, and the Deposit was recorded as restricted cash.

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

As of June 30, 2022 and December 31, 2021, the long-term bonds payable consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(1,308,103)	(1,546,489)
Net	$8,891,897	$8,653,511

Bond issuance cost was $120,022 and $48,093 for the three months ended June 30, 2022 and 2021, respectively, and $238,386 and $95,659 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 14 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2022 and December 31, 2021, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2022, the project is still ongoing.

NOTE 15 - Income Taxes

Income tax expense for the three-month and six-month periods ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	1,600	1,600
Foreign	-	(26)	-	1,669
Total	$-	$(26)	$1,600	$3,269

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months and six months periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(811,252)	$(332,734)	$(1,406,007)	$(1,424,074)
Net operating loss carryforwards (NOLs)	836,510	286,113	1,572,517	172,886
Foreign investment losses (gains)	(185,248)	(8,497)	(372,868)	443,037
Stock-based compensation expense	149,600	33,100	201,500	390,500
Amortization expense	21,800	23,425	43,600	46,055
Accrued payroll	81,500	73,800	155,400	130,700
Unrealized exchange losses (gains)	143,590	(98,807)	304,758	200,896
Others	(236,500)	23,574	(497,300)	43,269
Tax expense at effective tax rate	$-	$(26)	$1,600	$3,269

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - Income Taxes - Continued

Deferred tax assets (liability) as of June 30, 2022 and December 31, 2021 consist approximately of:

	June 30, 2022	December 31, 2021
	(Unaudited)
Net operating loss carryforwards (NOLs)	$10,498,000	$9,802,000
Stock-based compensation expense	3,025,000	2,757,000
Accrued expenses and unpaid expense payable	820,000	634,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	249,000	(44,000)
Excess of tax amortization over book amortization	(399,000)	(468,000)
Others	(120,000)	(186,000)
Gross	14,141,000	12,563,000
Valuation allowance	(14,141,000)	(12,563,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,578,000 for the six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $28,659,000 and $21,147,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2022 and December 31, 2021, the Company had State NOLs of approximately $39,132,000 and $31,370,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of June 30, 2022 and December 31, 2021, the Company has Japan NOLs of approximately $311,000 and $358,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of June 30, 2022 and December 31, 2021, the Company has Taiwan NOLs of approximately $3,024,000 and $3,279,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of June 30, 2022 and December 31, 2021, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2022 and December 31, 2021, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 16 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2022, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Capital Stock - Continued

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of June 30, 2022 and December 31, 2021, the restricted shares consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

3)	Stock Warrant:

In connection with the Underwriting Agreement with Boustead Securities, LLC, or Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019, the Company issued total warrants to Boustead to purchase 77,680 shares of the Company’s stock. As of June 30, 2022, Boustead has not exercised any of the stock warrants.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
Star Jec Inc. (“Star Jec”)	Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Wealth Wide Int’l Ltd. (“WWI”)	Bummy Wu, a stockholder, is the Chairman
Mepa Labs Inc. (“Mepa”)	Jeffrey Wun, the Chairman of Aerkomm, is the CEO

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Other receivable from:
WTL [1]	$104,001	$-
EESquare JP [2]	6,633	2,605
Others	448	471
Total	$111,082	$3,076

Customer Prepayment from Ejectt [3]	$826,144	$-

Loan from WTL [4]	$-	$1,143,259

Other payable to:
AATWIN [5]	$294,429	$294,429
Interest payable to WTL[4]	60,768	54,602
Others [7]	374,828	345,369
Total	$730,025	$694,400

Lease liability to WWI [6]	$55,022	$55,025

1.	Represents over payment on loan from WTL as of June 30, 2022. As of August 22, 2022, WTL is arranging to return the over-payment.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

3.	On April 18, 2021, the Company entered into a memorandum of understanding with Ejectt pursuant to which Ejectt will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In March 2022, Ejectt made prepayment of $361,910 to the Company in order to obtain certain air certificate. Further in June 2022, Ejectt made prepayment of $464,234 to the Company in order to purchase certain satellite equipment.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of August 22, 2022, the Company has no outstanding loan from WTL under the loans.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of HK$1,000. The lease term was from July 1, 2022 to June 30, 2023. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,823). The lease term is from June 28, 2022 to June 27, 2023.

7.	Represents receivable/payable from/to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Significant Related Party Transactions - Continued

b.	For the three months and six months periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase from Ejectt [1]	$-	$-	$-	$1,807,100
Service income from Star Jec [2]	265	-	3,218	-
Consulting expense charged by AATWIN [3]	-	54,388	-	109,068
Interest expense charged by WTL [4]	7,756	17,951	10,184	38,778
Rental expense charged by WWI [5]	11,852	11,988	23,767	2,396
Sales to Ejectt [6]	-	72,000	-	72,000
Rental income from EESqaure JP [7]	2,296	2,826	4,874	5,563
Other income from Mepa [8]	6,230	-	6,230	-
Rental income from Mepa [8]	19,200	-	36,335	-

1.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100. The deposit on PO2 was refunded by Ejectt on June 1, 2021.

2.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

3.	Represents payable to AATWIN due to a consulting agreement dated January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000). This agreement will expire on December 31, 2021.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of 16, 2022, the Company has no outstanding loan from WTL under the Loans.

5.	Aircom Hong Kong has a lease agreement with WWI for warehouse space with a monthly rental cost of HK$1,000. The lease term on this property is from July 1, 2022 to June 30, 2023. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829). The Company renewed this lease on June 27, 2020 and the current lease term is from June 28, 2022 to June 27, 2023 with a monthly rental cost of HKD 30,000 (approximately $3,823).

6.	On April 18, 2021, the Company entered into a memorandum of understanding with YuanJiu pursuant to which YuanJiu will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In 2021, the Company sold ground antenna equipment to YuanJiu for the cooperation purpose.

7.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

8.

Aircom Taiwan assisted Mepa in administrative works and charged Mepa for the work performed. Aircom entered into a sublease agreement with Mepa for the period between January 11, 2022 and January 10, 2023. Pursuant to the terms of the lease agreement, Mepa pays Aircom a rental and utility fees of $6,400 per month.

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

On June 1, 2022, the Board of Directors approved to issue options for 18,750 and 75,000 shares under the Aerkomm 2017 Plan to two of the Company’s officers, respectively. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $959,340 and $1,859,696 for the six-month periods ended June 30, 2022 and 2021, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in six-month period ended June 30, 2022 and year ended December 31, 2021 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% – 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0 - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the six months ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(820,391)	0.0067	0.0020
Options outstanding at December 31, 2021	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2022 (unaudited)	111,871	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the six months period ended June 30, 2022 and the year ended December 31, 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

Of the shares covered by options outstanding as of June 30, 2022, 111,871 are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2022, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	4.00	$3.3521	111,871	4.00	$3.3521

As of June 30, 2022, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the six months periods ended June 30, 2022 and 2021.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	992,397	$12.7486	$9.3927
Granted	215,500	4.3698	3.3578
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2021	1,207,897	11.2537	7.5309
Granted	112,500	9.4692	7.3440
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at June 30, 2022 (unaudited)	1,230,188	11.0431	7.4517

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six months period ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2021	438,291	$8.4541
Granted	215,500	3.3578
Vested	(613,597)	5.0867
Forfeited/Cancelled	-	-
Options unvested at December 31, 2021	40,194	8.9422
Granted	112,500	7.3440
Vested	(118,500)	7.3238
Forfeited/Cancelled	(8,000)	14.4305
Options unvested at June 30, 2022 (unaudited)	26,194	7.7235

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Stock Based Compensation - Continued

Of the shares covered by options outstanding under the Aerkomm2017 Plan as of June 30, 2022, 1,203,188 shares are now exercisable; 26,194 shares will be exercisable for the twelve months period ending June 30, 2023. Information related to stock options outstanding and exercisable at June 30, 2022, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.72 – 4.20	478,500	7.93	$3.8964	477,656	7.92	$3.8961
7.00 – 10.00	396,538	8.78	8.4452	396,538	8.78	8.4452
11.00 – 14.20	126,150	7.75	11.4688	100,800	7.78	11.5643
20.50 – 27.50	109,000	5.28	25.4982	109,000	5.28	25.4982
30.00 – 35.00	120,000	4.98	34.5479	120,000	4.98	34.5479
	1,230,188	7.66	11.0431	1,203,994	7.66	11.0480

As of June 30, 2022, total unrecognized stock-based compensation expense related to stock options was approximately $89,000 (unaudited), which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.28 year. No option was exercised during the six-month period ended June 30, 2022 and the year ended December 31, 2021.

NOTE 19 - Commitments

As of June 30, 2022, the Company’s significant commitment is summarized as follows:

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of the Company’s “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on the Company’s behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement, or BASA, went into effect on September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency, or EASA, and the Civil Aviation Administration of China, or CAAC, while also ensuring high safety and environment standards will continue to be met. Pursuant to the terms of our Airbus agreement, Airbus agreed to provide the Company with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2022, although there is no guarantee that the project will be successfully completed in the projected timeframe.

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

NOTE 20 - Subsequent Events

Short-term Loan

On August 17, 2022, the Company borrowed a short-term loan in the amount of $500,000 from one of its related parties for its working capital needs. As of August 22, 2022, the Company and the lender are still negotiating the terms of this short-term loan.

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

Overview

Aerkomm Inc., is a development stage Non-Geostationary Orbit NGSO Low Earth Orbit and Medium Earth Orbit (LEO/MEO) satellite communication technology provider, focusing on B5G / 6G communications. With our advanced technology, we intend to provide our partners the benefits of E / V / Ka / Ku and X band unique solutions that encompasses a wide range of service options. Such options include connectivity solutions (IVI) on Vehicles (RVs, EVs…. etc.), Internet of Things (IOT) scenarios, internet in rural and remote sites to complement mobile communication weakness, maritime market and aviation market, including Government UAVs, as well as the provision of in-flight broadband entertainment and connectivity (IFEC) for commercial airlines and corporate jets.

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

Our total sales were $2,953 and $0 for the six months ended June 30, 2022 and the year ended December 31, 2021.

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

Our AERKOMM K++ System

Our proprietary IFEC system, which is called the AERKOMM K++ system, will contain an ultra-low-profile radome (that is, a dome or similar structure protecting our radio equipment) containing two antennas, one for transmitting and the other for receiving, and will comply with the ARINC 791 standard of Aeronautical Radio, Incorporated. Our AERKOMM K++ system also meets Airbus Design Organisation Approval.

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

Private Placement Investment

On June 28, 2022, one investor agreed to purchase 516,666 shares of our common stock at a purchase price of Euro 6.00 per share (at an effective exchange rate of 1 Euro for 1.0585 U.S. Dollars) for an aggregate purchase price of Euro 3,100,000. As of this date, we have received the first installment of $3,175,200, equivalent to 3,000,000 Euros, in cash under this subscription agreement. The subscription agreement, as amended on July 29, 2022, includes a “cooling off” clause such that, prior to December 31, 2022, unless further amended, either party may terminate the subscription agreement for any or no reason and if the subscription agreement is so terminated, we will be required to return to the investor the funds that we have received within 10 business days of the termination date. Additionally, if the final installment on the Euro 3,100,000 subscription amount is not received by us by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and we will be required to return all Purchase Price funds received to the investor. This sale was made under the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Temporary Loan

On August 17, 2022, the Company borrowed a temporary loan in the amount of $500,000 from one of its related parties for its working capital needs. As of August 22, 2022, the Company and the lender are still negotiating the terms of this temporary loan.

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

●

CH-Aviation, a Swiss company that specializes in accurate data on airline industry, issues weekly and monthly data and up to date market intelligence. In their June 2022 report “Monthly Industry Update”, it reported that for June 2022, the global aircraft fleet size stands at 28,674 aircraft, with 23,513 aircraft active and 5,161 grounded. There is a favorable trend over the last three months. In comparison to the previous month, there is a 3% increase in active aircraft and an 11% decrease in grounded aircraft. The operational aircraft fleet expanded by 11% compared to June 2021 and 91% compared to June 2020.

●	The global capacity figures are steadily rising.

●

In the same June 2022 report issued by CH-Aviation “Monthly Industry Update”, it reported that after reaching the highest post-Covid era capacity levels in mid-April (104.2 million planned seats) and dropping numbers in May, global capacity is rising again, with 98.9 million scheduled seats, a 35% increase over June 2021 and a startling 146% rise over June 2020.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue – related parties	$265	$72,000	$(71,735)	(99.6)%
Cost of revenue	-	43,878	(43,878)	(100.0)%
Operating expenses	1,914,486	1,996,515	(82,029)	(4.1)%
Loss from operations	(1,914,221)	(1,968,393)	54,172	(2.8)%
Net non-operating income (loss)	(820,707)	432,466	(1,253,173)	(289.8)%
Loss before income taxes	(2,734,928)	(1,535,927)	(1,199,001)	78.1%
Income tax expense	-	(26)	26	100.0%
Net Loss	(2,734,928)	(1,535,901)	(1,199,027)	78.1%
Other comprehensive income (loss)	673,064	(524,181)	1,197,245	(228.4)%
Total comprehensive loss	$(2,061,864)	$(2,060,082)	$(1,782)	0.1%

Revenue. Our total revenue was $265 and $72,000 for the three months periods ended June 30, 2022 and 2021, respectively. Our total revenue was $265 for the three months ended June 30, 2022 for providing satellite service to one of our related parties. Our total revenue of $72,000 for the three months ended June 30, 2021 due to our sale of ground antenna units to one of our related parties.

Cost of revenue. Our cost of revenue was $0 and $43,878 for the three-month periods ended June 30, 2022 and 2021, respectively. The cost of revenue for the three months ended June 30, 2022 was $0 as it was a small service provided to one of our related parties. The cost of sales for the three months ended June 30, 2021 of $43,878 was the costs of our sale of ground antenna units to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $82,029, or 4.1%, to $1,914,486 for the three-month period ended June 30, 2022, from $1,996,515 for the three months ended June 30, 2021. This decrease was mainly due to decreases in legal expense, payroll and related expenses, insurance expense and outside services of $203,188, $172,431, $93,804 and $66,055, respectively, which was offset by the increase in stock-based compensation expense of $533,011. The increase in insurance expense was mainly related to the amortization of D&O insurance during the period.

Net non-operating loss. We had $820,707 in net non-operating loss for the three months ended June 30, 2022, as compared to net non-operating income of $432,466 for the three months ended June 30, 2021. Net non-operating loss in the three months ended June 30, 2022 represents a loss of $705,604 in foreign exchange translation, financing cost of $120,022 from the amortization of bond issuing costs and unrealized loss in investment of $15,876, which was offset by a net other income of $20,795. Net non-operating income in the three months ended June 30, 2021 represents a gain of $512,418 in foreign exchange translation, a net interest expense of $29,791, financing cost of $48,093 from the amortization of bond issuing costs and unrealized loss in investment of $18,742.

Loss before income taxes. Our loss before income taxes increased by $1,199,001, or 78.1%, to $2,734,928 for the three months ended June 30, 2022, from a loss of $1,535,927 for the three months ended June 30, 2021, as a result of the factors described above.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,782 to $2,061,864 for the three months ended June 30, 2022, from $2,060,082 for the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue – related party	$3,218	$72,000	$(68,782)	(95.5)%
Cost of revenue	-	43,878	(43,878)	100.0%
Operating expenses	3,694,924	5,167,514	(1,472,590)	(28.5)%
Loss from operations	(3,691,706)	(5,139,392)	1,477,686)	(28.2)%
Net non-operating loss	(1,520,835)	(621,366)	(899,469)	144.8%
Loss before income taxes	(5,212,541)	(5,760,758)	548,217	(9.5)%
Income tax expense	1,600	3,269	(1,669)	(51.1)%
Net Loss	(5,214,141)	(5,764,027)	(549,886)	(9.5)%
Other comprehensive income (loss)	1,191,091	(130,414)	1,321,505	(1,013.3)%
Total comprehensive loss	$(4,023,050)	$(5,894,441)	$1,871,391)	(31.7)%

Revenue. Our total revenue was $3,218 and $72,000 for the six months periods ended June 30, 2022 and 2021, respectively. Our total revenue was $3,218 for the six months period ended June 30, 2022 represents an income from providing satellite service to one of our related parties. Our total revenue was $72,000 for the six months period ended June 30, 2021 due to our sale of ground antenna units to one of our related parties.

Cost of revenue. Our cost of sales was $0 and $43,878 for the six-month periods ended June 30, 2022 and 2021, respectively. The cost of sales for the six months ended June 30, 2022 was $0 as there is no cost directly associated with providing satellite service to one of our related parties. The cost of sales for the six months ended June 30, 2021 was $43,878 which was the cost of our sale of ground antenna units to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $1,472,590, or 28.5%, to $3,694,924 for the six months ended June 30, 2022, from $5,167,514 for the six months ended June 30, 2021. This decrease was mainly due to the decrease in non-cash stock-based compensation expense, payroll and payroll related expense, insurance expense, legal expense and accounting and audit fees and insurance expense of $900,536, $223,562, $219,854, $207,694 and $183,212, respectively, which was offset by the decrease in outside services and consulting fee as the result of warrant re-valuation of $280,719 and $149,154.

Net non-operating loss. We had $1,520,835 in net non-operating loss for the six months ended June 30, 2022, as compared to net non-operating loss of $621,366 for the six months ended June 30, 2021. Net non-operating income in the six months ended June 30, 2022 represents loss on foreign exchange translation of $1,284,258, amortization of financing cost of $238,386, unrealized loss in investment of $21,132 and net other income of $22,941. Net non-operating expense in the six months ended June 30, 2021 represents an unrealized loss in investment of $643,480, amortization of financing cost of $95,660 from bond issuing, net interest expense of $53,810, gain in foreign exchange translation of $141,914 and government subsidies of $29,669 from the Japanese and Hong Kong governments.

Loss before income taxes. Our loss before income taxes decreased by $548,217, or 9.5%, to $5,212,541 for the six months ended June 30, 2022, from a loss of $5,760,758 for the six months ended June 30, 2021, as a result of the factors described above.

Income tax expense. Income tax expense was $1,600 and $3,269 for the six-month periods ended June 30, 2022 and 2021, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $1,871,391, or 31.7%, to $4,023,050 for the six months ended June 30, 2022, from $5,894,441 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $2,143,757. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our completed public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended June 30,
	2022	2021
Net cash used for operating activities	$(1,804,478)	$(1,418,381)
Net cash provided by (used for) investing activity	6,658	(5,078)
Net cash provided by financing activity	2,684,491	1,009,769
Net decrease in cash and cash equivalents	886,671	(413,690)
Cash at beginning of year	3,288,813	3,794,591
Foreign currency translation effect on cash	1,191,091	(130,414)
Cash at end of the periods	$5,366,575	$3,250,487

Operating Activities

Net cash used for operating activities was $1,804,478 for the six months ended June 30, 2022, as compared to $1,418,381 for the six months ended June 30, 2021. In addition to the net loss of $5,214,141, the increase in net cash used for operating activities during the six months ended June 30, 2022 was mainly due to an increase in prepaid expenses and other current assets of $472,338 and a decrease in operating lease liability of $95,301, which was offset by a decrease in accounts receivable of $136,800 and increase in accrued expense and other current liabilities of $2,077,255. In addition to the net loss of $5,764,027, the increase in net cash used for operating activities during the six-month period ended June 30, 2021 was mainly due to increase in inventory and prepaid expenses and other current assets of $1,575,436 and $355,764, respectively, offset by the increase in accrued expense and other current liabilities and prepayment from a customer of $1,908,033 and $1,611,357, respectively.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $6,658 as compared to net cash used for investing activities of $5,078 for the six months ended June 30, 2021. The net cash provided by investing activities for the six months ended June 30, 2022 was mainly due to the disposal of short-term investment of $7,823, which was offset by purchase of property and equipment of $1,165. The net cash provided by investing activities for the six months ended June 30, 2021 was mainly due to the purchase of property and equipment of $3,521.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $2,684,491 and $1,009,769, respectively. Net cash provided by financing activities for the six months ended June 30, 2022 was mainly attributable to net proceeds from the short-term loan of $2,697,810. Net cash provided by financing activities for the six months ended June 30, 2021 was mainly attributable to proceeds from short-term loan of $1,017,693.

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by our Taiwan land parcel which we recently purchased. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are now waiting for title to the Taiwan land parcel to be transferred to us pending the completion of our satellite ground station licensing process. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. On April 25, 2022, the Lenders amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of the date of this report, we don’t have any outstanding balance under the Loans from the Lenders.

As of June 30, 2022, we unintentionally made an overpayment on the repayment on a loan from Well Thrive Limited (“WTL”) in the amount of $104,001. We have asked WTL to return the over-payment to us and we expect, although we cannot guarantee, that it will be returned to us.

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

On June 28, 2022, we entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of our common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros (the “Purchase Price”). On June 29, 2022, we received the first installment of the Purchase Price of $3,175,200, equivalent to 3,000,000 Euros, from this investor. Despite the fact that we have received the investor’s funds, the subscription agreement, as amended on July 29, 2022, is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, we will be required to return the Purchase Price funds to the investor, without interest. Additionally, if the final installment on the Euro 3,100,000 subscription amount is not received by us by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and we will be required to return all Purchase Price funds received to the investor. Because of the wording of the subscription agreement, we cannot assure you at this time that we will not be required to return the Purchase Price funds to the investor.

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

Capital expenditures for the six months ended June 30, 2022 and 2021 were $1,165 and $5,078, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2021 and 2020, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,110,000 and $3,106,000 as of June 30, 2022 and December 31, 2021, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the six months ended June 30, 2022 and 2021, we incurred approximately $0 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the six months ended June 30, 2022 and 2021.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on June 30, 2022. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2022.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the six months ended June 30, 2022 composed of the service income to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to August 17, 2022, the date on which these unaudited condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been included in these consolidated financial statements.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We adopted ASU 2020-06 as of June 30, 2022 and the adoption does not have significant impact on our consolidated financial statements and related disclosures as of and for the six months ended June 30, 2022.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2022.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. we adopted ASU 2021-04 as of June 30, 2022 and the adoption does not have significant impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2022.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on July 1, 2022, and further referenced below, which we are still in the process of remediating as of June 30, 2022, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, our management identified the following material weaknesses:

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

There were no changes in our internal controls over financial reporting during quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2022 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on July 1, 2022.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on July 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
10.1	Amendment No. 2 to Loan Commitment by and among Aerkomm Inc., Rising Development Co., Ltd. and Well Thrive Limited dated April 25, 2022
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2022	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Y. Tristan Kuo
	Name:	Y. Tristan Kuo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)