Form 10-Q
period 2022-09-30
Aerkomm Inc.
filed 2022-12-20
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of December 20, 2022, there were 9,869,165 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Periods Ended September 30, 2022 and 2021	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Nine Months Periods Ended September 30, 2022 and 2021	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Periods Ended September 30, 2022 and 2021	5

Notes to Unaudited Consolidated Financial Statements	6

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$2,745,708	$38,695
Short-term investment	2,282,291	994,549
Accounts receivable – related party	61,620	136,800
Inventories, net	1,366,282	1,366,282
Prepaid expenses and other current assets	6,922,622	4,071,231
Total Current Assets	13,378,523	6,607,557
Long-term Investment	4,142,741	4,740,784
Property and Equipment
Cost	3,197,769	2,968,265
Accumulated depreciation	(2,330,422)	(1,923,438)
	867,347	1,044,827
Prepayment for land	35,861,589	35,861,589
Prepayment for equipment	17,889	17,889
Net Property and Equipment	36,746,825	36,924,305
Other Assets
Restricted cash	3,220,586	3,250,118
Intangible asset, net	1,526,250	1,897,500
Goodwill	4,561,037	1,475,334
Right-of-use assets, net	123,883	177,994
Deposits	112,160	117,146
Total Other Assets	9,543,916	6,918,092
Total Assets	$63,812,005	$55,190,738

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$14,473,093	$1,633,732
Accounts payable	1,815,971	1,564,627
Accrued expenses and other current liabilities	8,851,099	7,924,044
Long-term loan - current	10,638	11,334
Lease liability – current	146,278	387,508
Total Current Liabilities	25,297,079	11,521,245
Long-term Liabilities
Long-term bonds payable	9,013,600	8,653,511
Long-term loan – non-current	7,685	18,054
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current	44,948	62,652
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	9,829,233	9,497,217
Total Liabilities	35,126,312	21,018,462
Commitments
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,720,003 shares (excluding 149,162 unvested restricted shares) and 9,715,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of September 30, 2022 and December 31, 2021	9,720	9,716
Additional paid in capital	78,878,066	77,825,976
Accumulated deficits	(50,787,938)	(41,767,258)
Accumulated other comprehensive loss	585,845	(1,896,158)
Total Stockholders’ Equity	28,685,693	34,172,276
Total Liabilities and Stockholders’ Equity	$63,812,005	$55,190,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales – Related Party	$-	$1,810,000	$-	$1,882,000
Service Income – Related Party	2,855	-	6,073	-

Total Revenue	2,855	1,810,000	6,073	1,882,000

Cost of Sales	-	1,807,100	-	1,850,978

Gross Profit	2,855	2,900	6,073	31,022

Operating Expenses	2,380,851	1,676,214	6,075,775	6,843,728

Loss from Operations	(2,377,996)	(1,673,314)	(6,069,702)	(6,812,706)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(1,318,614)	27,402	(2,602,872)	169,316
Bond issuance cost	(121,703)	(47,775)	(360,089)	(143,434)
Unrealized investment (loss) gain	(25)	3,375,049	(21,157)	2,731,569
Other income (loss), net	11,799	19,940	34,740	(4,201)

Net Non-Operating (Loss) Income	(1,428,543)	3,374,616	(2,949,378)	2,753,250

Gain (Loss) before Income Taxes	(3,806,539)	1,701,302	(9,019,080)	(4,059,456)

Income Tax Expense	-	(12)	1,600	3,257

Net Loss (Income)	(3,806,539)	1,701,314	(9,020,680)	(4,062,713)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	1,290,912	(30,294)	2,482,003	(160,708)

Total Comprehensive Gain (Loss)	$(2,515,627)	$1,671,020	$(6,538,677)	$(4,223,421)

Net Loss Per Common Share:

Basic	$(0.3857)	$0.1765	$(0.9140)	$(0.4216)
Diluted	$(0.3857)	$0.1765	$(0.9140)	$(0.4216)

Weighted Average Shares Outstanding - Basic	9,869,165	9,637,051	9,869,165	9,637,051
Weighted Average Shares Outstanding - Diluted	9,869,165	9,637,051	9,869,165	9,637,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Stock compensation expense	-	-	1,680,365	-	-	1,680,365
Revaluation of stock warrant	-	-	(355,600)	-	-	(355,600)
Other comprehensive income	-	-	-	-	393,767	393,767
Net loss for the period	-	-	-	(4,228,126)	-	(4,228,126)
Balance as of March 31, 2021	9,487,889	9,488	74,485,381	(36,611,959)	(1,360,461)	36,522,449
Stock compensation expense	-	-	179,331	-	-	179,331
Revaluation of stock warrant	-	-	(42,000)	-	-	(42,000)
Other comprehensive loss	-	-	-	-	(524,181)	(524,181)
Net loss for the period	-	-	-	(1,535,901)	-	(1,535,901)
Balance as of June 30, 2021	9,487,889	9,488	74,622,712	(38,147,860)	(1,884,642)	34,599,698
Stock compensation expense	-	-	161,465	-	-	161,465
Revaluation of stock warrant	-	-	(21,100)	-	-	(21,100)
Other comprehensive loss	-	-	-	-	(30,294)	(30,294)
Net loss for the period	-	-	-	1,701,314	-	1,701,314
Balance as of September 30, 2021	9,487,889	$9,488	$74,763,077	$(36,446,546)	$(1,914,936)	$36,411,083

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2022	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276
Stock compensation expense	-	-	246,999	-	-	246,999
Other comprehensive income	-	-	-	-	518,027	518,027
Net loss for the period	-	-	-	(2,479,213)	-	(2,479,213)
Balance as of March 31, 2022	9,715,889	9,716	78,072,975	(44,246,471)	(1,378,131)	32,458,089
Issuance of common stock	4,114	4	32,908	-	-	32,912
Stock compensation expense	-	-	712,341	-	-	712,341
Other comprehensive income	-	-	-	-	673,064	673,064
Net loss for the period	-	-	-	(2,734,928)	-	(2,734,928)
Balance as of June 30, 2022	9,720,003	9,720	78,818,224	(46,981,399)	(705,067)	31,141,478
Issuance of common stock	-	-	-	-	-	-
Stock compensation expense	-	-	59,842	-	-	59,842
Other comprehensive income	-	-	-	-	1,290,912	1,290,912
Net loss for the period	-	-	-	(3,806,539)	-	(3,806,539)
Balance as of September 30, 2022	9,720,003	$9,720	$78,878,066	$(50,787,938)	$585,845	$28,685,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(9,020,680)	$(4,062,713)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	778,234	773,065
Stock-based compensation	1,019,182	2,021,161
Consulting expense adjustment from change in fair value of warrants	-	(418,700)
Unrealized losses on trading security	21,157	(2,731,569)
Amortization of bonds issuance costs	360,089	143,434
Gain on disposal of property and equipment	-	(14,106)
Changes in operating assets and liabilities:
Accounts receivable	75,180	-
Inventories	-	50,332
Prepaid expenses and other current assets	(2,216,352)	(46,248)
Deposits	10,386	1,639
Accounts payable	262,419	(309,712)
Accrued expenses and other current liabilities	1,526,171	1,903,246
Prepayment from customer	-	1,231,200
Operating lease liability	(195,544)	43,464
Net Cash Used for Operating Activities	(7,379,758)	(1,415,507)

Cash Flows from Investing Activities
Proceeds from disposal of property and equipment	-	26,063
Proceeds from sales (Purchase) of trading security	7,823	(2,053)
Purchase of property and equipment	(11,462)	(85,628)
Purchase of short-term investment	(1,416,142)	-
Purchase of long-term investment	-	(1,392)
Net Cash Used for Investing Activities	(1,419,781)	(63,010)

Cash Flows from Financing Activities
Proceeds from short-term loans	9,015,361	1,169,561
Repayment of long-term loan	(11,065)	(7,262)
Finance lease liability	(9,279)	(9,530)
Net Cash Provided by Financing Activities	8,995,017	1,152,769

Net Increase (Decrease) in Cash and Restricted Cash	195,478	(325,748)
Cash and Restricted Cash, Beginning of Period	3,288,813	3,794,591
Foreign Currency Translation Effect on Cash	2,482,003	(160,708)
Cash and Restricted Cash, End of Period	$5,966,294	$3,308,135

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,600	$3,257
Cash paid during the period for interest	$18,819	$21,101

Cash and Restricted Cash:
Cash	$2,745,708	$98,135
Restricted cash	3,220,586	3,210,000
Total	$5,966,294	$3,308,135

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - Organization - Continued

On September 04, 2022, Aerkomm acquired a wholly owned subsidiary, MEPA Labs Inc. (MEPA), a California corporation. The purpose of the acquisition is to extend business development and operations related to the satellite products.

The Company’s organization structure is as following:

Aerkomm and its subsidiaries (the “Company”) are full-service, development-stage providers of in-flight entertainment and connectivity solutions with their initial market in the Asian Pacific region.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the nine months ended September 30, 2022, the Company reported net loss of $9,020,680. As of September 30, 2022, the Company had working capital deficit of approximately $11.9 million. In addition, the Company had net cash outflows of $7,379,758 from operating activities for the nine months ended September 30, 2022. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022 and the results of operations and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six-month periods are unaudited. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai, Aerkomm Malta, and MEPA Labs. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of Prior Year Presentation

Certain prior year balance sheet, and cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of long-lived assets, valuation of deferred tax assets, issuance of common stock and warrants exercised and other provisions and contingencies.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2022 and December 31, 2021, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was $2,134,000 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,265,000 and $3,106,000 as of September 30, 2022 and December 31, 2021, respectively.

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

Investment in Equity Securities – Continued

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the nine months ended September 30, 2022 and 2021.

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2022 and December 31, 2021.

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

Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 1,943,618 and 1,218,698 common stock equivalents, primarily stock options and warrants, as of September 30, 2022 and 2021, respectively. For the nine months periods ended September 30, 2022 and 2021, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted ASU 2020-06 as of September 30, 2022 and the adoption does not have significant impact on its condensed consolidated financial statements and related disclosures as of and for the nine months ended September 30, 2022.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2022.

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which was consistent with customary practice in the French securities market. The liquidity agreement complied with applicable laws and regulations in France and authorized the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into its account with the Liquidity Provider. The transaction was initiated in the beginning of 2020, and the Company paid annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and was to renew automatically unless otherwise terminated by either party. As of September 30, 2022, the Company had purchased 5,361 shares of its common stock with the fair value of $44,055. The securities were recorded as short-term investment with an accumulated unrealized loss of $21,157. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

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

As of September 30, 2022, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. As of September 30, 2022 and December 31, 2021, this investment totaled approximately a 10% ownership of Ejectt.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - Short-term Investment – Continued

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,101,322). Shinbao is a privately-held company in Taiwan. As of December 20, 2022, the stock title transfer is still under process.

Also on September 29, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase 2,670,000 shares of common stock of AnaNaviTek Corp. (AnaNaviTek) in a total amount of NT$40,050,000 (approximately $1,260,227). AnaNaviTek is a privately-held company in Taiwan. As of December 20, 2022, the Company has paid NT$10,005,000 (approximately $314,821) for 667,000 shares of AnaNaviTek stock and the stock title transfer for these shares has been completed. The Company expects to receive a valuation report on AnaNaviTek and will determine whether to purchase the remainder of the AnaNaviTek shares under the Stock Purchase Agreement once it has completed its review of the AnaNaviTek valuation report.

As of September 30, 2022 and December 31, 2021, the fair value of the investment was as follows:

	September 30, 2022	December 31, 2021
Investment cost – Ejectt – short-term	$606,252	$694,544
Investment cost - Liquidity	44,055	24,354
Total Investment Cost	650,307	718,898
Appreciation in market value (Allowance for value decline)	215,841	275,651
Net	866,148	994,549
Prepaid investment	1,416,143	-
	$2,282,291	$994,549

NOTE 5 - Inventories

As of September 30, 2022 and December 31, 2021, inventories consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Satellite equipment for sale under construction	$1,366,282	$1,366,282
Supplies	4,822	5,125
	1,371,104	1,371,407
Allowance for inventory loss	(4,822)	(5,125)
Net	$1,366,282	$1,366,282

NOTE 6 - Prepaid Expenses and Other Current Assets

As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021

Prepaid expense	$6,689,979	$4,055,087
Other receivable – related parties	182,289	3,076
Other current assets	50,354	13,068
Total	$6,922,622	$4,071,231

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - Property and Equipment

As of September 30, 2022 and December 31, 2021, the balances of property and equipment were as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	569,626	340,122
Satellite equipment	275,410	275,410
Vehicle	378,603	378,603
Leasehold improvement	83,721	83,721
Furniture and fixture	36,382	36,382
	3,197,769	2,968,265
Accumulated depreciation	(2,330,422)	(1,923,438)
Net	867,347	1,044,827
Prepayments - land	35,861,589	35,861,589
Prepaid equipment	17,889	17,889
Total	$36,746,825	$36,924,305

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of September 30, 2022 and December 31, 2021, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than September 30, 2022. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of December 20, 2022, the license applications are still in progress.

Depreciation expense was $118,351 and $133,331 for the three-month periods ended September 30, 2022 and 2021, respectively, and $406,984 and $401,815 for the nine-month periods ended September 30, 2022 and 2021, respectively.

NOTE 8 - Long-term Investment

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000. The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. The Company accounts for its investment in tz-Comm by the equity method of accounting under which the Company’s share of the net income of tz-Comm is reported in the Company’s income statement. As of September 30, 2022, the balance of net investment in tz-Comm was $36,385.

As of September 30, 2022, 5,000,000 shares of Ejectt’s common stock were restricted. As of September 30, 2022 and December 31, 2021, the fair value of the long-term investment in Ejectt was $4,106,356 and $4,704,398, respectively.

NOTE 9 - Intangible Asset, Net

As of September 30, 2022 and December 31, 2021, the cost and accumulated amortization for intangible asset were as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(3,423,750)	(3,052,500)
Net	$1,526,250	$1,897,500

Amortization expense was $123,750 and $123,750 for the three-month periods ended September 30, 2022 and 2021, respectively, and $371,250 and $371,250 for the nine-month periods ended September 30, 2022 and 2021, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Goodwill

The Company obtained the goodwill from various merge and acquisition events described in Note 1.

On September 4, 2022, the Company acquired 100% of the ownership of MEPA Labs Inc. (MEPA) with total consideration of $100,000. The fair value of MEPA at acquisition date was $-2,985,703. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was $3,085,703, which is recorded as goodwill.

As of September 30, 2022 and December 31, 2021, the goodwill were as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
Gross amount	$4,561,037	$1,475,334
Accumulated impairment	-	-
Net	$4,561,037	$1,457,334

No impairment loss on goodwill were recognized for the nine-month period ended September 30, 2022 and for the year ended December 31, 2021.

Cash payment for the acquisition of subsidiary for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)

Cash	$482,247	$-
Loan receivable	500,000	-
Prepaid expenses and other current assets	252,792	-
Property and equipment	218,042	-
Deposits	5400	-
Goodwill	3,085,703	-
Accounts payable	11,075	-
Loan payable	(4,324,000)	-
Other payable	(131,259)	-
Total Cash paid for the acquisition of the subsidiary	$100,000	$-

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2022	2021
	(Unaudited)
Weighted-average remaining lease term
Operating lease	0.54 Year	0.81 Year
Finance lease	2.10 Years	3.10 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

Operating Leases

	September 30, 2022	December 31, 2021
	(Unaudited)
Right-of-use assets	$123,882	$177,994
Lease liability – current	$135,861	$376,027
Lease liability – non-current	$30,079	$36,639

Finance Leases

	September 30, 2022	December 31, 2021
	(Unaudited)
Property and equipment, at cost	$56,771	$56,770
Accumulated depreciation	(34,370)	(25,529)
Property and equipment, net	$22,401	$31,241

Lease liability - current	$10,399	$11,481
Lease liability – non-current	14,870	26,013
Total finance lease liabilities	$25,269	$37,494

The components of lease expense are as follows within the unaudited consolidated statements of operations and comprehensive loss for the three months and nine months periods ended September 30, 2022 and 2021:

Operating Leases

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$32,710	$54,399	$124,376	$166,989
Sublease rental income	(19,200)	(3,643)	(52,858)	(9,206)
Net lease expense	$13,510	$50,756	$71,518	$157,783

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

Finance Leases

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,845	$3,049	$8,840	$9,106
Interest on lease liabilities	274	401	932	1,281
Total finance lease cost	$3,119	$3,450	$9,772	$10,387

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2022 and 2021 is as follows:

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$47,774	$87,994
Operating cash outflows from finance lease	$8,321	$8,249
Financing cash outflows from finance lease	$932	$1,281
Leased assets obtained in exchange for lease liabilities:
Operating leases	$74,795	$28,197

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
	(Unaudited)	(Unaudited)	(Unaudited)
October 1, 2022 – September 30, 2023	$-	$99,284	$99,284
October 1, 2023 – September 30, 2024	-	30,861	30,861
Total lease payments	$-	$130,145	$130,145
Less: Imputed interest	-	(5,110)	(5,110)
Present value of lease liabilities	$-	$125,035	$125,035
Current portion	-	(94,956)	(94,956)
Non-current portion	$-	$30,079	$30,079

Finance Leases

Total
(Unaudited)
October 1, 2022 – September 30, 2023	$11,184
October 1, 2023 – September 30, 2024	11,184
October 1, 2024 – September 30, 2025	4,079
Total lease payments	$26,447
Less: Imputed interest	(1,178)
Present value of lease liabilities	$25,269
Current portion	(10,399)
Non-current portion	$14,870

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Short-term Loans

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan bears no interest. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of September 30, 2022, the outstanding loan balance was $943,990 (NTD 30,000,000). As of December 20, 2022, the two parties are negotiating the amendment agreement to extend the loan repayment date.

On June 28, 2022, the Company entered into a subscription agreement with an investor who agreed to purchase 516,666 shares of the Company’s common stock for 6.00 Euros per share for an aggregate purchase price of 3,100,000 Euros (the “Purchase Price”). On June 29, 2022, the Company received the first installment of the Purchase Price of $3,175,200, equivalent to 3,000,000 Euros, from this investor. Despite the fact that the Company has received the investor’s funds, the subscription agreement, as amended on July 29, 2022, is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, the Company will be required to return the Purchase Price funds to the investor, without interest. Additionally, if the final installment on the Euro 3,100,000 subscription amount is not received by the Company by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and the Company will be required to return all Purchase Price funds received to the investor. Because of the wording of the subscription agreement, the Company cannot be assured at this time that the Company will not be required to return the Purchase Price funds to the investor and, thus, the Company is currently classifying this subscription as a short-term loan until the earlier of the subscription agreement being terminated and the payment to the Company of the balance due under the subscription.

On July 29,2022, MEPA Lab. entered into an additional subscription agreement with the investor who agreed to purchase 4,400,000 shares of MEPA Lab’s common stock for an aggregate purchase price of $4,400,000. To date, the investor has paid the Company $4,324,000 against the purchase price. Despite the fact that the Company have received a substantial portion of the subscribed for investment, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, the Company will be required to return the funds paid by the investor against the subscription amount to the investor, without interest. Additionally, if the final installment on the subscription amount is not received by the Company by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and the Company will be required to return all funds received to the investor. Because of the wording of the subscription agreement, the Company cannot assure you at this time that the Company will not be required to return the invested funds to the investor.

On September 15, 2022, the Company entered into an additional subscription agreement with the investor referenced who agreed to purchase 966,669 shares of the Company’s common stock for 6.00 Euros per share for an aggregate purchase price of 5,800,000 Euros ($5,810,458 at the agreed upon exchange rate of EUR/USD 0.9982). To date, this investor has paid the Company $5,674,000 against the purchase price. Despite the fact that the Company have received a substantial portion of the subscribed for investment, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, the Company will be required to return the funds paid by the investor against the subscription amount to the investor, without interest. Additionally, if the final installment on the subscription amount is not received by the Company by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and the Company will be required to return all funds received to the investor. Because of the wording of the subscription agreement, the Company cannot assure you at this time that the Company will not be required to return the invested funds to the investor.

The Company have not issued any shares to the investor for either of these two subscriptions and the Company are temporarily accounting for these investment as short-term loans to us.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of September 30, 2022 are as follows:

Twelve months ending September 30,	(Unaudited)
2023	$11,951
2024	7,967
Total installment payments	19,918
Less: Imputed interest	(1,595)
Present value of long-term loan	18,323
Current portion	(10,638)
Non-current portion	$7,685

NOTE 14 - Long-term Bonds Payable and Restricted Cash

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - Long-term Bonds Payable and Restricted Cash - Continued

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of September 30, 2022 and December 31, 2021, and the Deposit was recorded as restricted cash.

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

As of September 30, 2022 and December 31, 2021, the long-term bonds payable consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(1,186,400)	(1,546,489)
Net	$9,013,600	$8,653,511

Bond issuance cost was $121,702 and $47,775 for the three months ended September 30, 2022 and 2021, respectively, and $360,089 and $143,434 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 15 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of September 30, 2022 and December 31, 2021, the Company had received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of September 30, 2022, the project is still ongoing.

NOTE 16 - Income Taxes

Income tax expense for the three-month and six-month periods ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	1,600	1,600
Foreign	-	(12)	-	1,657
Total	$-	$(12)	$1,600	$3,257

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Income Taxes - Continued

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months and nine months periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax expense (benefit) at statutory rate	$(1,089,179)	$991,321	$(2,495,186)	$(432,753)
Net operating loss carryforwards (NOLs)		-	-	-
Foreign investment losses (gains)	(445,209)	(1,329,427)	(818,077)	(886,390)
Stock-based compensation expense	12,500	33,900	214,000	424,400
Amortization expense	24,600	21,740	68,200	67,795
Accrued payroll	(83,400)	15,300	72,000	155,700
Unrealized exchange losses (gains)	252,712	(4,537)	557,470	196,359
Others	(542,700)	9,288	(1,040,000)	42,857
Valuation allowance	1,870,676	262,403	3,443,193	435,289
Tax expense (benefit) at effective tax rate	$-	$(12)	$1,600	$3,257

Deferred tax assets (liability) as of September 30, 2022 and December 31, 2021 consist approximately of:

	September 30, 2022	December 31, 2021
	(Unaudited)
Net operating loss carryforwards (NOLs)	$12,863,000	$9,802,000
Stock-based compensation expense	3,042,000	2,757,000
Accrued expenses and unpaid expense payable	639,000	634,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	470,000	(44,000)
Excess of tax amortization over book amortization	(364,000)	(468,000)
Others	(115,000)	(186,000)
Gross	16,603,000	12,563,000
Valuation allowance	(16,603,000)	(12,563,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,578,000 for the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $37,494,000 and $21,147,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of September 30, 2022 and December 31, 2021, the Company had State NOLs of approximately $46,791,000 and $31,370,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of September 30, 2022 and December 31, 2021, the Company has Japan NOLs of approximately $358,000 and $358,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of September 30, 2022 and December 31, 2021, the Company has Taiwan NOLs of approximately $2,943,000 and $3,279,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of September 30, 2022 and December 31, 2021, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2022 and December 31, 2021, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2022, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock with par value of $0.001.

On February 13, 2017, all of Aircom’s 5,513,334 restricted shares were converted to 2,055,947 shares of Aerkomm’s restricted stock at the ratio of 2.681651 to 1, pursuant to the Exchange Agreement (see Note 1). As of September 30, 2022 and December 31, 2021, the restricted shares consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

3)	Stock Warrant:

In connection with the Underwriting Agreement with Boustead Securities, LLC, or Boustead, the Company agreed to issue to Boustead warrants to purchase a number of the Company’s shares equal to 6% of the gross proceeds of the public offering, which shall be exercisable, in whole or in part, commencing on April 13, 2018 and expiring on the five-year anniversary at an initial exercise price of $53.125 per share, which is equal to 125% of the offering price paid by investors. As of December 31, 2019, the Company issued total warrants to Boustead to purchase 77,680 shares of the Company’s stock. As of September 30, 2022, Boustead has not exercised any of the stock warrants.

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

NOTE 18 - Significant Related Party Transactions

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

NOTE 18 - Significant Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Other receivable from:
Star Jec [1]	$173,996	$-
EESquare JP [2]	8,293	2,605
Others	-	471
Total	$182,289	$3,076

Customer Prepayment from Ejectt [3]	$1,229,154	$-

Loan from WTL [4]	$206,734	$1,143,259

Other payable to:
AATWIN [5]	$104,219	$294,429
Interest payable to WTL[4]	56,867	54,602
Others [7]	415,675	345,369
Total	$576,761	$694,400

Lease liability to WWI [6]	$55,022	$55,025

1.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

3.	On April 18, 2021, the Company entered into a memorandum of understanding with Ejectt pursuant to which Ejectt will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In March 2022, Ejectt made prepayment of $361,910 to the Company in order to obtain certain air certificate. Further in June 2022, Ejectt made prepayment of $464,234 to the Company in order to purchase certain satellite equipment.

4.

The Company has loans from WTL due to operational needs under the Loans (Note 1). As of December 20, 2022, the Company borrowed approximately $206,734 (approximately NTD 6,570,000) from WTL under the loans.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Aircom Hong Kong has a lease agreement with WWI for the warehouse with a monthly rental cost of HK$1,000. The lease term was from July 1, 2022 to June 30, 2023. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong with a monthly rental cost of HKD 30,000 (approximately $3,823). The lease term is from June 28, 2022 to June 27, 2023.

7.	Represents receivable/payable from/to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Significant Related Party Transactions - Continued

b.	For the three months and nine months periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase from Ejectt [1]	$-	$-	$-	$1,807,100
Service income from Star Jec [2]	2,855	-	6,073	-
Consulting expense charged by AATWIN [3]	-	53,284	-	162,353
Interest expense charged by WTL [4]	-	249	10,155	39,027
Rental expense charged by WWI [5]	11,833	11,954	35,499	35,919
Sales to Ejectt [6]	-	-	-	72,000
Rental income from EESqaure JP [7]	2,149	3,643	7,023	9,206
Other income from MEPA [8]	11,331	-	17,544	-
Rental income from MEPA [8]	19,200	-	55,535	-

1.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100. The deposit on PO2 was refunded by Ejectt on June 1, 2021.

2.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

3.	Represents payable to AATWIN due to a consulting agreement dated January 1, 2019. The monthly consulting fee is EUR 15,120 (approximately $17,000). This agreement will expire on December 31, 2021.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1).

5.	Aircom Hong Kong has a lease agreement with WWI for warehouse space with a monthly rental cost of HK$1,000. The lease term on this property is from July 1, 2022 to June 30, 2023. Aircom Hong Kong has another lease agreement with WWI for its office space in Hong Kong. The original lease term was from June 28, 2020 to June 27, 2022 with a monthly rental cost of HKD 30,000 (approximately $3,829). The Company renewed this lease on June 27, 2020 and the current lease term is from June 28, 2022 to June 27, 2023 with a monthly rental cost of HKD 30,000 (approximately $3,823).

6.	On April 18, 2021, the Company entered into a memorandum of understanding with YuanJiu pursuant to which YuanJiu will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. In 2021, the Company sold ground antenna equipment to YuanJiu for the cooperation purpose.

7.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2021. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

8.	Aircom Taiwan assisted MEPA in administrative work and charged MEPA for the work performed. Aircom entered into a sublease agreement with MEPA for the period between January 11, 2022 and January 10, 2023. Pursuant to the terms of the lease agreement, MEPA pays Aircom a rental and utility fees of $6,400 per month.

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

NOTE 19 - Stock Based Compensation - Continued

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $959,340 and $1,859,696 for the nine-month periods ended September 30, 2022 and 2021, respectively, related to such employee stock options.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in six-month period ended September 30, 2022 and year ended December 31, 2021 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% – 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% – 2.99%
Forfeiture rate	0 – 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the nine months ended September 30, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(820,391)	0.0067	0.0020
Options outstanding at December 31, 2021	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2022 (unaudited)	111,871	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the nine months period ended September 30, 2022 and the year ended December 31, 2021.

Of the shares covered by options outstanding as of September 30, 2022, 111,871 are now exercisable. Information related to stock options outstanding and exercisable on September 30, 2022, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	4.00	$3.3521	111,871	4.00	$3.3521

As of September 30, 2022, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the nine months periods ended September 30, 2022 and 2021.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the nine months ended September 30, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	992,397	$12.7486	$9.3927
Granted	215,500	4.3698	3.3578
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2021	1,207,897	11.2537	7.5309
Granted	112,500	9.4692	7.3440
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at September 30, 2022 (unaudited)	1,230,188	11.0431	7.4517

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the nine months period ended September 30, 2022 and the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2021	438,291	$8.4541
Granted	215,500	3.3578
Vested	(613,597)	5.0867
Forfeited/Cancelled	-	-
Options unvested at December 31, 2021	40,194	8.9422
Granted	112,500	7.3440
Vested	(121,344)	7.3198
Forfeited/Cancelled	(8,000)	14.4305
Options unvested at September 30, 2022 (unaudited)	23,350	7.7927

Of the shares covered by options outstanding under the Aerkomm2017 Plan as of September 30, 2022, 1,206,838 shares are now exercisable; 23,350 shares will be exercisable for the twelve months period ending September 30, 2023. Information related to stock options outstanding and exercisable at September 30, 2022, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.72 – 4.20	478,500	7.68	$3.8964	478,500	7.68	$3.8964
6.00 – 10.00	396,538	8.53	8.4452	396,538	8.53	8.4452
11.00 – 14.20	126,150	7.50	11.4688	102,800	7.57	11.5643
20.50 – 27.50	109,000	5.03	25.4982	109,000	5.03	25.4982
30.00 – 35.00	120,000	4.75	34.5479	120,000	4.75	34.5479
	1,230,188	7.41	11.0431	1,206,838	7.42	11.0430

As of September 30, 2022, total unrecognized stock-based compensation expense related to stock options was approximately $29,000 (unaudited), which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.03 year. No option was exercised during the nine-month period ended September 30, 2022 and the year ended December 31, 2021.

NOTE 20 - Commitments

As of September 30, 2022, the Company’s significant commitment is summarized as follows:

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 21 - Subsequent Events

tz-Comm

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000. The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. On November 8, 2022, the Company sold its 40% ownership of tz-Comm to a non-related party for the amount of $40,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aerkomm SY Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aerkomm, or Aerkomm SY; Aerkomm Taiwan Inc., a Taiwanese company and wholly-owned company of Aerkomm, or Aerkomm Taiwan; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aerkomm SY Ltd., or Aerkomm Malta; Aerkomm Hong Kong Limited, a Hong Kong company and wholly-owned subsidiary of Aerkomm, or Aerkomm HK; Aerkomm Japan, Inc., a Japanese company and wholly-owned subsidiary of Aerkomm, or Aerkomm Japan; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, or Aircom Taiwan; MEPA Lab Inc., a California company and wholly-owned subsidiary of Aerkomm, or MEPA; or Beijing Yatai Communication Co., Ltd., a Chinese company and wholly -owned subsidiary of Aerkomm Taiwan, or Beijing Yatai.

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

Our total sales were $2,953 and $0 for the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

GEO (Geostationary Earth Orbiting) and NGSO (Non-Stationary Orbit) MEO (Medium Earth Orbiting) / LEO (Low Earth Orbiting) Satellites

Our initial AERKOMM K++ system will work with geostationary earth orbiting, or GEO satellites. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. One of the main advantages of NGSO satellites over GEO satellites is considerably lower latency as well as worldwide coverage, particularly over the poles. Whereas GEO satellites have roughly 550 milliseconds of round-trip latency time, LEO satellites boast a latency of 240 milliseconds, signifying a distinct advantage in the sphere of real-time applications. Only LEO satellites can collect high quality data over the North and South poles. We are developing technologies to work with MEO/LEO satellites and plans to partner with Airbus to develop aircraft installation solutions. As new MEO and LEO satellites are being regularly launched over the next few years, which, we expect, will enable the provision of worldwide aircraft coverage, we plan to have the necessary technology ready to take advantage of this new trend in MEO/LEO satellite connectivity, although it cannot assure you that it will be successful in this new area of endeavor. We have two cooperation agreements in place with LEO/MEO satellite providers. On June 23, 2020, we entered into a cooperation agreement with Telesat LEO Inc., a wholly owned subsidiary of Telesat Canada. Telesat is one of the world’s largest and most successful satellite operators providing critical connectivity solutions that tackle complex communications challenges. Through this agreement, Aircom and Telesat will jointly collaborate to develop a test program for the Telesat low-Earth-orbit (LEO) Network, Telesat’s network of low-earth orbit satellites for aircraft connectivity, to assess the technical and commercial viability of incorporating the Telesat LEO Network capacity into Aircom’s IFEC product portfolio and network. Aircom and Telesat will collaborate in both technical and commercial activity. On January 10, 2022, Aerkomm entered into a cooperation agreement with New Skies Satellites B.V., a Dutch company with its principal offices located at Rooseveltplantsoen The Hague, Netherlands (“SES”). SES is one of the world leaders in satellite operations and is operating a constellation of satellites in medium-earth orbit (MEO) and geostationary-earth orbit (GEO) with a multi-terabit, high-throughput, low-latency network infrastructure (the “SES Satellite Network”), used for the global mobility market, including aviation, maritime, and the global fixed location market, including equipment, mobile back haul, teleport and data center co-location. SES has launched SES-17, a GEO satellite, and a series of MEO satellites (O3b), and will launch additional MEO satellites (“O3b mPOWER”) as part of the SES Satellite Network. Through this agreement, Aerkomm and SES will jointly collaborate both technically and commercially.

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

Recent Events

Termination of Joint Venture Agreement

On January 10, 2022, we entered into a joint venture (the “Joint Venture”) agreement with Sakai Display Products Corporation, a company incorporated under the laws of Japan (“SDPJ”), and PanelSemi Corporation, a company incorporated under the laws of Taiwan, to develop and commercialize a tile antenna. The Joint Venture was operated through MEPA Labs Inc., a California corporation (“MEPA”) wholly owned by SDPJ. On September 4, 2022, we entered into a stock purchase agreement with SDPJ to acquire 100% of the outstanding capital stock of MEPA for a purchase price of $100,000. We closed this acquisition on September 4, 2022, and, as of that date, the Joint Venture terminated and MEPA became our wholly owned subsidiary.

Changes in our Executive Officers

On August 29, 2022, Y. Tristan Kuo resigned from his position as our Chief Financial Officer. Mr. Kuo’s resignation was not the result of any disagreement with us on any matter relating to its operation, policies (including accounting or financial policies) or practices. On that same day, we entered into an independent contractor agreement with Mr. Kuo pursuant to which he agreed to assist and advise us, until the earlier of February 28, 2023 and our hiring of a new chief financial officer. Mr. Kuo will be assisting us with the following matters: SEC reporting, financial, accounting and SOX issues, and public offering and financing issues. We agreed to pay Mr. Kuo a fee of $15,000 per month with a one-time $15,000 signing bonus and will reimburse Mr. Kuo for certain out-of-pocket expenses. On September 1, 2022, our board of directors appointed Louis Giordimaina, our Chief Executive Officer, as Interim Chief Financial Officer.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$2,855	$1,810,000	$(1,807,145)	(99.8)%
Cost of revenue	-	1,807,100	(1,807,100)	(100.0)%
Operating expenses	2,380,851	1,676,214	704,637	42.0%
Loss from operations	(2,377,996)	(1,673,314)	(704,682)	42.1%
Net non-operating income (loss)	(1,428,543)	3,374,616	(4,803,159)	(142.3)%
Loss before income taxes	(3,806,539)	1,701,302	(5,507,841)	(323.7)%
Income tax expense	-	(12)	12	(100.0)%
Net Loss	(3,806,539)	1,701,314	(5,507,853)	(323.7)%
Other comprehensive income (loss)	1,290,912	(30,294)	1,321,206	(4,361.3)%
Total comprehensive loss	$(2,515,627)	$1,671,020)	$(4,186,647)	(250.5)%

Revenue. Our total revenue was $2,855 and $1,810,000 for the three months periods ended September 30, 2022 and 2021, respectively. Our total revenue was $2,855 for the three months ended September 30, 2022 for providing satellite service to one of our related parties. Our total revenue of $1,810,000 for the three months ended September 30, 2021 due to our sale of network hardware to a non-related party.

Cost of revenue. Our cost of revenue was $0 and $1,807,100 for the three-month periods ended September 30, 2022 and 2021, respectively. The cost of revenue for the three months ended September 30, 2022 was $0 as it was a small service provided to one of our related parties. The cost of sales for the three months ended September 30, 2021 of $1,807,100 was the costs of our sale of network hardware to a non-related party.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $704,637, or 42.0%, to $2,380,851 for the three-month period ended September 30, 2022, from $1,676,214 for the three months ended September 30, 2021. The increase was mainly due to the increase in professional services, payroll and related expenses and amortization expense of $619,688, $344,004, and $79,000, respectively, which was offset by the decrease in equipment leasing, stock-based compensation expense and insurance expense of $210,000, $101,624 and $94,533, respectively. The increases in payroll and related expenses and professional fee were partially related to the consolidation of newly acquired subsidiary, MEPA.

Net non-operating loss. We had $1,428,543 in net non-operating loss for the three months ended September 30, 2022, as compared to net non-operating income of $3,374,616 for the three months ended September 30, 2021. Net non-operating loss in the three months ended September 30, 2022 represents a loss of $1,318,614 in foreign exchange translation and financing cost of $121,703 from the amortization of bond issuing costs, which was offset by a net other income of $11,799. Net non-operating income in the three months ended September 30, 2021 represents a gain of $27,402 in foreign exchange translation, financing cost of $47,775 from the amortization of bond issuing costs, unrealized gain in investment of $3,375,049 and a net other income of $19,940.

Loss before income taxes. Our loss before income taxes increased by $5,507841, or 323.7%, to $3,806,539 for the three months ended September 30, 2022, from an income of $1,701,314 for the three months ended September 30, 2021, as a result of the factors described above.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $4,186,647 to $,2515,627 for the three months ended September 30, 2022, from the total comprehensive income of $1,671,020 for the three months ended September 30, 2021.

Comparison of Nine months ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the nine-month periods ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenue – related party	$6,073	$1,882,000	$(1,875,927)	(99.7)%
Cost of revenue	-	1,850,978	(1,850,978)	(100.0)%
Operating expenses	6,075,775	6,843,728	(767,953)	(11.2)%
Loss from operations	(6,069,702)	(6,812,706)	743,004	(10.9)%
Net non-operating loss	(2,949,378)	2,753,250	(5,702,628)	(207.1)%
Loss before income taxes	(9,019,080)	(4,059,456)	(4,959,624)	122.2%
Income tax expense	1,600	3,257	(1,657)	(50.9)%
Net Loss	(9,020,680)	(4,062,713)	(4,957,967)	(122.0)%
Other comprehensive income (loss)	2,482,003	(160,708)	2,642,711	(1,644.4)%
Total comprehensive loss	$(6,538,677)	$(4,223,421)	$(2,315,256)	54.8%

Revenue. Our total revenue was $6,073 and $1,882,000 for the nine months periods ended September 30, 2022 and 2021, respectively. Our total revenue was $6,073 for the nine months period ended September 30, 2022 represents an income from providing satellite service to one of our related parties. Our total revenue of $1,882,000 for the nine months period ended September 30, 2021 composed of the sales of ground antenna units to one of our related parties and sales of network hardware to a non-related party.

Cost of revenue. Our cost of sales was $0 and $1,850,978 for the nine-month periods ended September 30, 2022 and 2021, respectively. The cost of sales for the nine months ended September 30, 2022 was $0 as there is no cost directly associated with providing satellite service to one of our related parties. The cost of sales for the nine months ended September 30, 2021 of $1,850,978 was for the sales of ground antenna units to one of our related parties and sales of network hardware to a non-related party.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $767,953, or 11.2%, to $6,075,775 for the nine months ended September 30, 2022, from $6,843,728 for the nine months ended September 30, 2021. This decrease was mainly due to the decrease in non-cash stock-based compensation expense, insurance expense, legal expense, equipment leasing and accounting and audit fees of $1,001,979, $314387, $217,181, $210,000 and $148,129, respectively, which was offset by the increase in professional services, consulting fee and payroll and related expenses as the result of warrant re-valuation of $900,407, $118,327 and $120,442.

Net non-operating loss. We had $2,949,378 in net non-operating loss for the nine months ended September 30, 2022, as compared to net non-operating income of $2,753,250 for the nine months ended September 30, 2021. Net non-operating income in the nine months ended September 30, 2022 represents loss on foreign exchange translation of $2,602,872, amortization of financing cost of $360,089, unrealized loss in investment of $21,157 and net other income of $34,740. Net non-operating expense in the nine months ended September 30, 2021 represents an unrealized gain in investment of $2,731,569, amortization of financing cost of $143,434 from bond issuing, gain in foreign exchange translation of $169,316 and net other loss of $4,201.

Loss before income taxes. Our loss before income taxes decreased by $4,959,624, or 122.2%, to $9,019,080 for the nine months ended September 30, 2022, from a loss of $4,059,456 for the nine months ended September 30, 2021, as a result of the factors described above.

Income tax expense. Income tax expense was $1,600 and $3,257 for the nine-month periods ended September 30, 2022 and 2021, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $2,315,256, or 54.8%, to $6,538,677 for the nine months ended September 30, 2022, from $4,223,421 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $5,966,294. To date, we have financed our operations primarily through cash proceeds from financing activities, including through our completed public offering, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Nine Months Ended September 30,
	2022	2021
Net cash used for operating activities	$(7,379,758)	$(1,415,507)
Net cash used for investing activity	(1,419,781)	(63,010)
Net cash provided by financing activity	8,995,017	1,152,769
Net decrease in cash and cash equivalents	195,478	(325,748)
Cash at beginning of year	3,288,813	3,794,591
Foreign currency translation effect on cash	2,482,003	(160,708)
Cash at end of the periods	$5,966,294	$3,308,135

Operating Activities

Net cash used for operating activities was $7,379,758 for the nine months ended September 30, 2022, as compared to $1,415,507 for the nine months ended September 30, 2021. In addition to the net loss of $9,020,680, the increase in net cash used for operating activities during the nine months ended September 30, 2022 was mainly due to an increase in prepaid expenses and other current assets of $2,216,352 and a decrease in operating lease liability of $195,544, which was offset by a decrease in accounts receivable of $75,180, increase in accounts payable of $262,419 and increase in accrued expense and other current liabilities of $1,526,171. In addition to the net loss of $4,062,713, the increase in net cash used for operating activities during the nine-month period ended September 30, 2021 was mainly due to decrease in accounts payable and increase of prepaid expenses and other current assets of $309,712 and $46,248, respectively, offset by the increase in accrued expenses and other current liabilities, prepayment from customer and operating lease liability of $1,903,246, $1,231,200 and $43,464, respectively, and decrease in inventory of $50,332.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2022 was $1,419,781 as compared to net cash used for investing activities of $63,010 for the nine months ended September 30, 2021. The net cash used for investing activities for the nine months ended September 30, 2022 was mainly due to the acquisition of short-term investment of $1,416,142 and acquisition of property and equipment of $11,462, which was offset by proceeds from disposal of trading security of $7,823. The net cash used for investing activities for the nine months ended September 30, 2021 was mainly due to the purchase of property and equipment of $85,628, which was offset by the proceeds from disposal of property and equipment of $26,063.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was $8,995,017 and $1,152,769, respectively. Net cash provided by financing activities for the nine months ended September 30, 2022 was mainly attributable to net proceeds from short-term loans of $9,015,361, which was offset by the repayment on long-term loan and finance lease liability of $11,065 and $9,279, respectively. Net cash provided by financing activities for the nine months ended September 30, 2021 was mainly attributable to the proceeds from short-term loans of $1,169,561.

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

We have not generated significant revenues, excluding non-recurring revenues in 2021 and 2019, and will incur additional expenses as a result of being a public reporting company. Currently, we have taken measures that management believes will improve our financial position by financing activities, including, in 2022, having successfully completed short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

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

On July 29,2022, MEPA Lab. entered into an additional subscription agreement with the investor who agreed to purchase 4,400,000 shares of MEPA Lab’s common stock for an aggregate purchase price of $4,400,000. To date, the investor has paid the Company $4,324,000 against the purchase price. Despite the fact that we have received a substantial portion of the subscribed for investment, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, we will be required to return the funds paid by the investor against the subscription amount to the investor, without interest. Additionally, if the final installment on the subscription amount is not received by us by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and we will be required to return all funds received to the investor. Because of the wording of the subscription agreement, we cannot assure you at this time that we will not be required to return the invested funds to the investor.

On September 15, 2022, we entered into an additional subscription agreement with the investor referenced above who agreed to purchase 966,669 shares of our common stock for 6.00 Euros per share for an aggregate purchase price of 5,800,000 Euros ($5,810,458 at the agreed upon exchange rate of EUR/USD 0.9982). To date, this investor has paid us $5,000,000 against the purchase price. Despite the fact that we have received a substantial portion of the subscribed for investment, the subscription agreement is subject to a cooling off period pursuant to which it may be terminated prior to December 31, 2022 by either party at any time and for any reason. If the subscription agreement is terminated by the investor, we will be required to return the funds paid by the investor against the subscription amount to the investor, without interest. Additionally, if the final installment on the subscription amount is not received by us by December 31, 2022, as that date may be further extended by mutual agreement of the parties, the subscription agreement will terminate and we will be required to return all funds received to the investor. Because of the wording of the subscription agreement, we cannot assure you at this time that we will not be required to return the invested funds to the investor.

We have not issued any shares to the investor for either of these two subscriptions and we are temporarily accounting for these investment as short-term loans to us.

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

Capital expenditures for the nine months ended September 30, 2022 and 2021 were $11,462 and $62,298, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2021 and 2020, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $2,134,000 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,265,000 and $3,106,000 as of September 30, 2022 and December 31, 2021, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the nine months ended September 30, 2022 and 2021, we incurred approximately $0 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the nine months ended September 30, 2022 and 2021.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on September 30, 2022. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2022.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the nine months ended September 30, 2022 composed of the service income to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to August 17, 2022, the date on which these unaudited condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2022 have been included in these consolidated financial statements.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We adopted ASU 2020-06 as of September 30, 2022 and the adoption does not have significant impact on our consolidated financial statements and related disclosures as of and for the nine months ended September 30, 2022.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2022.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. we adopted ASU 2021-04 as of September 30, 2022 and the adoption does not have significant impact on our condensed consolidated financial statements as of and for the nine months ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive and interim chief financial officer, Louis Giordimaina, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2022.

Based upon, and as of the date of this evaluation, our chief executive and interim chief financial officer, Louis Giordimaina, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on July 1, 2022, and further referenced below, which we are still in the process of remediating as of September 30, 2022, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, our management identified the following material weaknesses:

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2022 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on July 1, 2022.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on July 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
10.1	Independent Contractor Agreement with Y. Tristan Kuo dated August 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2022)
10.2*	Stock Purchase Agreement dated September 4, 2022 by and between Aerkomm Inc. and Sakai Display Products Corporation
10.3*	Subscription Agreement dated June 28, 2022 between the Registrant and the Investor referenced therein
10.4*	Subscription Agreement dated July 29, 2022 between the Registrant and the Investor referenced therein
10.5*	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2022	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)