Form 10-K
period 2022-12-31
Aerkomm Inc.
filed 2023-07-10
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTCQB Market) was approximately $15,070,542.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 9,869,165 shares of the registrant’s common stock outstanding as of July 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the impact and effects of the global coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	the impact and effects of the conflict between Russia and Ukraine;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new product offerings and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” and elsewhere in this annual report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

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

You should read this annual report and the documents that we reference in this report and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Summary of Risk Factors

Our annual report should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by similar companies. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including, among others, the following:

Risks Related to Our Business

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Excluding non-recurring revenues in 2021 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company;

●	An extended delay in the transfer of title to us of the Taiwan land parcel that we purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects;

●	If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected;

●	We may experience delay or failure in obtaining the proof of concept of our proprietary FGSA antenna;

●	We may not be able to grow our business with our current airline partner or successfully negotiate agreements with airlines to which we do not currently provide our service;

●	We may experience network capacity constraints in our future operation regions and we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected;

●	We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our new proprietary FGSA antenna, operations-oriented full user terminals, distributed content delivery network, or CDN, network and operations-oriented IFC connectivity services;

●	The demand for in-flight broadband internet access service may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the international in-flight broadband internet access market or the market acceptance for our products and services;

●	Our possession and use of personal information and the use of credit cards by our customers present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation;

●	We will source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our business by providing us with less quality content to choose from and resulting in potentially less attractive offerings for passengers;

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

Risks Relating to Our Technology and Intellectual Property

Risks and uncertainties related to our technology and intellectual property include, but are not limited to, the following:

●	We rely on service providers for certain critical components of and services relating to our satellite connectivity network;

●	Our use of open-source software could limit our ability to commercialize our technology;

●	The satellites that we currently rely on or may rely on in the future have minimum design lives, but could fail or suffer reduced capacity before then; and

●	Satellites that are not yet in service are subject to construction and launch related risks.

Risks Relating to Ownership of our Common Stock

Risks and uncertainties related to our common stocks include, but are not limited to, the following:

●	Our common stock is quoted on the OTCQX Market, which may have an unfavorable impact on our stock price and liquidity;

●	Our common stock is quoted on the Professional Segment of the regulated market of Euronext Paris, which may have an unfavorable impact on our stock price and liquidity;

●	We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock;

●	Investors may experience immediate and substantial dilution; and

●	Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in Item 1A. “Risk Factors” and elsewhere in this annual report before investing in our common stocks.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly owned subsidiary of our company;

●	“Aerkomm HK” are to Aerkomm Hong Kong Limited, previously Aircom Pacific Inc. Limited, a Hong Kong company and wholly owned subsidiary of Aircom;

●	“Aerkomm Japan” are to Aerkomm Japan Inc., previously Aircom Japan, Inc., a Japanese company and wholly owned subsidiary of Aircom;

●	“Aerkomm Malta” are to Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Seychelles;

●	“Aerkomm Taiwan” are to Aerkomm Taiwan Inc., a Taiwanese company and subsidiary of our company;

●	“Aerkomm SY” are to Aerkomm SY Ltd., previously Aircom Pacific Ltd., a Republic of Seychelles company and wholly owned subsidiary of Aerkomm;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly owned subsidiary of Aircom;

●	“Beijing Yatai” are to Beijing Yatai Communication Co., Ltd., a company organized under the laws of China and a wholly owned subsidiary of Aerkomm Taiwan;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

v

PART I

ITEM 1. BUSINESS.

Overview

Our current business plan reflects the impact created as a result of the global COVID 19 pandemic, and how it afforded Aerkomm the development time needed to shift its focus to becoming a multi-orbit LEO/MEO/GEO/HEO space technology provider. With air travel for the most part being halted during the pandemic, a negative impact in the inflight entertainment and connectivity, or IFEC, market was experienced globally, Aerkomm at this time identified these weaknesses in marketing and business expectations, and, thus, we saw the opportunity to utilize LEO/MEO satellites to address overwhelmed networks as usage skyrocketed globally.

As the IFEC market is expected to experience a slow recovery, Aerkomm expects to be able to create new business opportunities and new revenue streams, to address past business scope endeavors as the IFEC market recovers. Prior to the global pandemic, connectivity was primarily offered via fiber line, creating bottlenecks in most networks as traffic increased over time. With the increased desire to utilize LEO satellite systems for connectivity, intensified by the ongoing conflict in Ukraine, Aerkomm is positioning itself to provide solutions with what we believe to be never seen before resilience. This sudden and globally experienced impact of the pandemic as well as increasing international tensions has created the opportunity for Aerkomm to develop our proprietary Full-Dominance-Glass-Semiconductor Antenna technology.

From Aerkomm’s experience preparing to service the IFEC markets and focusing on delivering Ka/Ku connectivity, we have been able to utilize our industry expertise and engineering capabilities to develop a state-of-the-art technology to apply across multiple sectors of satellite communications. Aerkomm has successfully invented a proprietary Full-Dominance Glass Semiconductor Antenna (FGSA) technology which, we believe, is a game changer in the current satellite ecosystem. During our proof-of-concept stage, which we expect to exit during the six to nine months, we have been able to design our new FGSA antenna using multilayered panel display glass with a semiconductor process and integrated circuit, or IC, designed by Aerkomm and intended to be manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and WIN Semiconductor Corp. The results of our proof-of-concept testing phase, in laboratory, show that our FGSA antenna is able to successfully connect to LEO/MEO/GEO satellite beams.

FGSA technology revolutionizes phased array antenna technology from PCB-based systems to semiconductor-based. This innovation we are developing is ahead of industry standards and is, we believe, the most unique technology utilizing semiconductor scale-down capabilities to create a new era of full-functioned satellite mobile communications.

FGSA can be installed on satellites and used in ground equipment. By utilizing this remarkable high-efficiency antenna, current satellite operators can significantly reduce the constellation CAPEX and offer lower cost antennas to customers by increasing the effective bandwidth capacity of each satellite to provide services. FGSA can achieve simultaneous multi-orbit tracking of satellite communication links. This paves the way for AERKOMM to bring innovation to the broadcast TV market by offering this unique antenna for versatile satellite services catering to the existing and expanding global customer base.

As of April 27th, 2023, Aerkomm has been awarded a regional satellite operator license. Please refer to the attached exhibits 99.1 through 99.4 for a copy of this license.

With this satellite operator license along with our proprietary FGSA technology, Aerkomm has created a much stronger position to define specifications for satellite communications and, as we believe, this will enable us to create a revenue stream from satellite services. This now positions Aerkomm as not only a hardware supplier, but also a value-added service and ISP provider, and expands the markets in which we can participate.

As a licensed satellite operator in Taiwan, AERKOMM is legally authorized to provide satellite services in the mobile backhaul market, aero/maritime markets, automotive market , and this will lead, we expect, to numerous network resiliency contracts.

Moving forward, we will show how Aerkomm intends to capitalize on our initiatives in the mobile backhaul, aero, maritime and government satcom markets, which markets we believe, we will be able to penetrate in the short and long term. This broadened market reach, we believe, will enable Aerkomm to move to the forefront in a booming space tech industry.

Regional Satellite Service Operation (TW)

With the approval from Taiwan’s Ministry of Digital Affairs, Aerkomm will provide one of the few legal avenues for satellite service providers to offer satellite services to customers. Beyond this, Aerkomm is in the unique position to be the only Non-Geostationary Satellite Orbit, or NGSO, service operator in the Taiwan market.

As a satellite service operator Aerkomm will be able to operate in most connectivity markets, unlike our regional competitors who are legally limited to only operate within the maritime market and only on Ka band satellites.

The markets Aerkomm will now be able to serve increases to and includes, data center trunking, mobile backhaul, automotive, maritime, aero, teleport services, government projects, as well as many other segments of the ever-expanding space tech market.

The receipt of our satellite operator license in Taiwan, also qualifies AERKOMM to apply for an ITU (International Telecommunication Union) operator’s membership, to enable us to expand global operations.

As a qualified ITU member, AERKOMM would gain access to the global radio frequency spectrum, regulatory compliance, international coordination and cooperation, and representation in global forums.

AERKOMM is currently the only legal avenue for NGSO satellite operators to provide services, which should enable us to create an ongoing revenue stream.

Aerkomm is partnering with global content connectivity service provider SES to leverage O3b mPOWER, SES’s next generation MEO (Medium Earth Orbit) communications system to target markets, including data-center trunking, mobile backhaul, automotive, maritime, aviation, teleport services, government projects, and many other segments of the ever-expanding space tech market.

Designed to deliver high throughput, ultra-flexible and carrier-grade MEO services, SES’s O3b mPOWER will enable Aerkomm to connect its customers from even the most remote regions across Taiwan. O3b mPOWER is scheduled to start delivering global services in the third quarter of 2023.

With partnership support from SES, Aerkomm expects to continue to expand its portfolio, extending services globally.

Proprietary Full-Dominance Glass Semiconductor Antenna (FGSA) Technology

Currently, flat panel satellite antennas are being built on Printed Circuit Boards (PCB). This conventional technology and manufacturing process are outdated and have limiting performance issues. Drawbacks to this material and process are, among others susceptibility to temperature variation which leads to system instability and warpage of the PCB, creating reliability issues. In the ultra-low temperatures of space, PCB also becomes increasingly brittle. Additionally, the trace width of copper circuit lines printed on PCB does not allow for further size reduction.

Aerkomm has invented a proprietary glass-based Antenna which utilizes Thin Film Transistor (TFT) manufacturing process to integrate control circuit on sheet glass. This TFT technology has been commonly used in Liquid Crystal Display (LCD) manufacturing. Aerkomm has successfully adopted the TFT design concept and process into our antenna element structure, creating a revolutionary product.

AERKOMM’s Antenna Circuits on Glass

FGSA can be installed on satellites and adopted for installation on ground equipment as well.

By utilizing this remarkably high efficiency antenna, current satellite operators can not only significantly reduce the maintenance and replacement schedule of satellites but also offer lower cost antennas to customers by increasing the effective bandwidth capacity of each satellite to provide services.

FGSA Technology: The World’s First Full Glass Antenna

◼	Antenna and circuit are built using a semiconductor process which allows for a much higher degree of integration and smaller form factor.

◼	Our glass surface is much flatter than a PCB, which enables a much more precise signal transmission.

◼	Bare IC without packaging reduces the RF loss of packaging.

◼	Antenna is designed and manufactured in a standard tile format and can be easily modularized for various applications.

The following factors differentiate FGSA technology from PCB based Antennas:

◼	Antenna is built on sheet glass with semiconductor processing.

◼	Bare-IC is bonded directly on top of glass.

◼	Innovative device structure achieves direct control of individual antenna element.

◼	Dual-beam and multi-beam can be easily achieved by these direct control elements.

◼	Ultra-small form factor antenna for satellite-based smart phone is feasible through FGSA technology.

FGSA Architecture

Full-Glass and Bare IC Integration Enables Ultra High-Performance Antenna(s)

◼	An innovative real-time self-calibration algorithm has been created to bring phased array antenna production from a workshop-style manufacturing to a semiconductor-style manufacturing process.

◼	This is a key technology to reduce the bottleneck calibration cycle time from hours to seconds in production process.

AERKOMM’s Self-Calibration Elements

FGSA Technology Can Achieve Multi-Beam and Multi-Orbit on A Single Antenna

◼	FGSA technology utilizes direct-drive design to achieve independent control of each element which, in turn, allows one single antenna to achieve multi-beam and communications with different satellites in different orbits (LEO/MEO/GEO/HEO) at the same time.

One Antenna, All Satellites

Competitor Benchmark: Satellite Internet Service Provider Market

FGSA semiconductor antenna can greatly improve the bandwidth efficiency and sensitivity by 100%+ compared to competitors in internet service provider, or ISP market.

When comparing similar sized antennas in the current market, Aerkomm’s Antenna stands out:

2X performance

✓	50% cost reduction

✓	Wider field of view angle

✓	Seamless handover

✓	Faster beam tracking

Comparison of performance between competitor (S Company) and Aerkomm

Technology and Product Overview

AERKOMM will provide next generation antenna solutions at lower cost and ultra-high performance by integrating U.S. advanced satellite technology and superior TFT and semiconductor development utilizing the sophisticated manufacturing infrastructures of Japan and Taiwan.

Aerkomm In-House Proprietary IC – GaN/GaAs RF IC, ADC IC, Panel Driver IC, And Power Management IC

Proprietary IC On FGSA

●	AERKOMM proprietary Si-based and SiC-based GaN (Gallium Nitride) RF IC.

●	GaN IC achieves an exceptional performance, with higher breakdown strength, higher thermal conductivity, and lower on-resistance in satellite applications.

●	Si-based and SiC-based process have both been developed for cost-oriented and performance-oriented applications.

●	Various customized Analog and Power Ics are developed to be plugged into our products. This includes, analog-to-digital converters (ADC), panel drivers, power management Ics, and many others. Analog Ics must be fully optimized to achieve maximum performance, especially when considering Space applications.

●	IGBT (Insulated Gate Bipolar Transistor) has been adopted for high power and high voltage power management.

RF IC

We are developing III-V series ICs which can be used for high performance products:

RF ICs (Radio Frequency Integrated Circuit) are essential components in satellite communication systems as they enable signal amplification, frequency conversion, filtering, modulation/demodulation, and power control. They ensure efficient and reliable communication between the satellite and ground stations, contributing to the overall performance and effectiveness of satellite communication links.

They could be integrated into the antenna system via FGSA technique.

o	Ka-Band Proprietary PA (Power Amplifier) & LNA (Low-noise Amplifiers).

o	Ku-Band Proprietary PA & LNA.

o	We are developing CMOS series ICs which can be used for cost effective products.

o	Ka-Band Proprietary PA / LNA / PS (Phase Shifter).

o	Ku-Band Proprietary PA / LNA / PS.

UDC (Up-Down Converter)

➢

We are developing Ka-Band / Ku-Band Proprietary Up-Down Converter, or UDC. UDC is a device that performs the functions of frequency conversion, bandwidth allocation, and signal conditioning between the uplink and downlink signals. This can be integrated into our proprietary FGSA antenna.

◼	Prime Features:

-	Excellent Frequency stability over the entire band.

-	Fine-tuning steps for LO.

-	Low Phase Noise over the entire frequency of operation.

-	Gain Control option and its stability.

-	Low LO leakage and high Image rejection.

-	Small package with multichannel options.

Aerkomm Software-Defined Modem--A Universal Modem for Various Constellation Connections

●	Development for next generation constellation connection

Software-defined modems enable flexibility, adaptability, and efficiency by providing programmable signal processing functions that can be reconfigured to support different modulation and coding schemes, as well as the latest protocols and standards.

By applying single hardware platform for multiple standards, we have created this unique system to be more flexible and compatible to different satellite constellation waveforms, and more easily upgraded for new waveforms via software updates.

●	Benefits of utilizing minimal resources to achieve maximum performance.

LEO satellite communication systems often have limited power / bandwidth resources and suffer time-varying channel / high mobility issues. Software-defined modems can be designed to optimize the use of those resources and combat channel impairments by implementing advanced signal processing techniques and algorithms.

➢	We are developing broadband Modem FPGA and SOC

◼	The 1st Generation is FPGA-based architecture, will be ready in Q4 2023

◼	The 2nd Generation is SOC-based architecture, will be ready in Q4 2024/2025

➢	Main Function Blocks of AERKOMM’s Modem:

◼	Control Processor (CPU), Physical Layer (PHY), Media Access Control Layer (MAC), Network Ports (Ethernet / WIFI).

➢	Key Features of AERKOMM’s Modem:

◼	Beyond Enterprise-Level Outdoor Connectivity Experiencing

-	5+Gsps ADC/DAC, Multi-Channels, Software-Defined Modem

-	500+MHz Symbol Rate, High Bandwidth Application

-	1000+Mbps Downlink Data Throughput

-	1000+Mbps Uplink Data Throughput

Software-Defined Modem Architecture

We have been developing our first-generation software-defined modem using FPGA (Field Programmable Gate Array), expected to be in operation by Q1 2024.

The second-generation architecture will be implemented by SoC (System On Chip) with CPU/GPU-embedded which can leverage high parallel-processing capability.

EdgeKomm Box:

Aerkomm’s EdgeKomm Box is an advanced computing device that optimizes connectivity services and over-the-top (OTT) content delivery by providing local caching, reducing latency, and improving network performance, revolutionizing the way content is accessed and delivered.

●	Distributed satellite-enabled “always-on” EdgeKomm Box CDN network to ensure high QoS and low latency for media delivery.

●	Significant reduction in “last mile” bandwidth cost (CAPEX) for operators and VOD platforms

●	Robust Hybrid Cloud Computing Platform for future revenue stream

●	Profit-sharing model with advertising VOD to provide additional revenue streams.

●	Potential for growth and scalability with the ability to connect users in even the most remote locations.

Market-Proven Distributed CDN Network for ISP CAPEX Reduction

Satellite-Enabled Distributed CDN Network To Reduce ISP’s Last Mile CAPEX

Aerkomm’s EdgeKomm Box will define and implement the most advanced satellite DTH 2.0 to enable IP-delivered and multicast-based video applications for hybrid cloud computing services.

What is DTH 2.0?

◼	DTH 2.0 is the next generation of DTH (Direct-to-Home) satellite television services, including new technologies and services designed to enhance the user experience and provides new revenue opportunities for DTH operators.

◼	Native IP is used for the delivery of interactive and on-demand services such as video-on-demand (VOD) and catch-up TV.

◼	High-Efficiency Video Coding (HEVC) is used for improved video quality at lower bitrates, which reduces satellite bandwidth costs and enables the delivery of more channels and services.

◼	Advanced advertising capabilities, including targeted advertising based on viewer demographics and interests, are integrated into DTH2.0.

◼	Social media and other interactive features are also integrated to provide a more personalized and immersive experience for viewers.

EdgeKomm Box defines and implements the most advanced satellite DTH 2.0 to enable IP-delivered and multicast-based video applications.

Our Technology Roadmap

The roadmap below shows our high-level summary and time frame of the technology under development.

GEO/MEO and LEO antennas will commence mass production on Q1 2024 and Q4 2024 respectively.

Our Product Roadmap

The Integrated Outdoor Unit, or ODU, system comprises of Antennas and Modems of several bands that are uniquely dedicated for satellite applications. We mainly focus on ODU devices of Ka-band, Ku-band, V-band, and E-band. ODU refers to equipment used in satellite communication systems that is located outside or in the vicinity of a building or facility. The antenna is the primary component of the ODU and is designed to receive and transmit signals to and from the satellite.

The product roadmap timeline below also shows the development of the EdgeKomm Box together with the applicable related Solutions.

Our Market

Utilizing our revolutionary FGSA technology, Aerkomm aims to acquire significant market share across all sectors of Ground Equipment and Satellite Services. As stated in the 2021 report by the Satellite Industry Association Report, Ground Equipment and Satellite services account for nearly 68% of an industry that was a $386B Market.

This growing market is anticipated to explode over the next decade, and reach a total value of some $1,053B by 2040. Aerkomm believes it can leverage our industry leading technology to offer cost-competitive data services to market.

Mobile BackHaul Market

Currently millions of existing 4G/5G base stations are in desperate need of upgrade for satellite connectivity. FGSA technology can provide ultra-high-performance throughput/small form factor antennas for existing base stations. We are currently engaged in business discussions with major satellite operators in this 5G segment currently underway.

Emerging high demand in the satellite 5G/6G mobile backhaul market in developing nations and global conflict zones, has created a need to address network resilience by utilizing satellite connectivity.

The cost involved to build out a fiber network can be too cumbersome for developing and under serviced nations, which often see fiber lines cut and stripped for resale. In global conflict zones, communications infrastructure is an immediate military target, resulting in marine and land lines being destroyed.

New Generation Teleport Services

With global teleport antenna technology evolving away from analog/parabolic antennas to digital beamforming flat panel antennas, parabolic antennas are set for rapid replacement as the satellite industry shifts from GEO services to multi-orbit services. This means massive numbers of LEO satellites will need to be tracked and connected simultaneously. As NGSO elevation is extremely low, a low-profile antenna is required to avoid obstacles and interference. We believe that Aerkomm’s FGSA technology can accommodate this market demand by offering a digital beamforming flat panel antenna that can fulfill multi-orbit tracking simultaneously. With this revolutionary antenna, beaming and tracking is not limited by mechanical movement (as seen in parabolic antennas), FGSA antennas are also small enough to not be visible from the sky.

ISR Projects

Aerkomm expects to be awarded a GEO/MEO Aero ISR (Intelligence, Surveillance and Reconnaissance) project in 2024 by a certain national government which we cannot name due to the confidential nature of the proposed contract. This six-year project will be based on Aerkomm’s robust quality and innovative technology in aviation and maritime applications.

Aerkomm will offer high-throughput antennas for real-time data transmission, unique small form factor FGSA technology resulting in consistent advantages for UAV and SatCom applications. This will allow for the implementation of AI technology for identification and real-time calibration of high value objects.

Network Resilience Market

The recent conflict between Russia and Ukraine has set off the trend of satellite communication as an essential means of comprehensive emergency support worldwide. With GEO, HEO, MEO, and LEO satellites providing supportive services, tailored to different application domains for critical emergency rescue operations, intelligence, surveillance, and reconnaissance (ISR) missions, coastal and maritime monitoring, technological research, and addressing communication blind spots in civilian areas.

Over the past year globally, government budgets have seen massive increases to secure network resiliency. When comparing flat panel antennas to conventional parabolic antennas, flat panel antennas are becoming highly desired products due to the advantages of small form factor, high efficiency, high gain and are especially inconspicuous from-the-sky.

FGSA Offers Small Form Factor and Low-Cost Solutions to Various Markets:

5G/6G Mobile Backhaul Market

◼	Emerging high demand of satellite 5G/6G mobile backhaul in developing countries and global conflict zones.

◼	Reinforcing communication network resilience via satellites is an increasingly dedicated market.

FGSA Technology will Serve 5G/6G Mobile Backhaul Market

◼	Millions of existing 4G/5G base stations are in desperate need to be upgraded for satellite-compatibility.

◼	FGSA technology can provide ultra-high throughput/small form factor antennas for millions of existing 4G/5G base stations.

◼	Business engagement with the major satellite operators in this 5G mobile backhaul segment is in rapid progress.

◼	The service delivery is expected in Q1 of 2024.

AERKOMM’s Flat Panel Antenna Technology Will Lead the Revolution of New Generation Teleport Services

◼	Global Teleport antenna technology is evolving from analog parabolic antennas to digital beamforming flat panel antennas.

◼	Current Teleport’s parabolic antennas will be replaced due to various reasons:

◼	Satellite industry is shifting from GEO service to multi-orbit service.

◼	Massive numbers of LEO satellites need to be tracked and connected simultaneously.

◼	NGSO elevation is extremely low and need low profile antennas to avoid obstacles and interference.

◼	The next generation of antennas need to be invisible from sky due to national security concern.

◼	To fulfill these requirements, flat panel antennas are the only solution:

◼	Digital beamforming flat panel antennas can do multi-orbit tracking simultaneously.

◼	Digital beamforming and tracking are not limited by mechanical movements as in parabolic antennas.

◼	Flat panel antennas are much smaller and not visible from the sky.

Aviation Connectivity

The February 24, 2023, IATA Economics Chart, following a Business Confidence Survey, shows a broadly positive outlook for the air transport industry in this post-COVID recovery period. The outlook is more favorable for the passenger than cargo segment, with passenger demand expected to continue to recover strongly over the year ahead. In contrast, the outlook for cargo volumes has softened over the past year, with a much more moderate expectation for growth over the next twelve months.

◼	Respondents attribute much of their optimism to the reopening of borders across the world,

especially amongst the major economies in the Asia Pacific.

◼	That said, the latest survey results make clear that the outlook for 2023 is not without its challenges. Macro-economic headwinds – particularly inflation and fuel prices – remain key concerns for the industry. Compared with expectations from a year ago, only 14% of respondents expect input costs to moderate over the year ahead vs 34% in January 2022. Despite concerns regarding ongoing wage pressures in some markets, 71% of respondents expect to increase employment this year, up solidly from 59% a year ago.

◼	Turning to yields, the outlook has softened for the passenger segment, with almost 1/3 of respondents expecting yields to decline this year and a similar proportion expecting no change.

There is a clear expectation that cargo yields are likely to decline over the course of the year.

◼	Despite the challenges, respondents are, overall, much more positive about their financial prospects than a year ago; 82% expect an improved profit performance over the next twelve months currently, compared with 59% at the same time last year. This is consistent with our latest financial forecast which anticipates that the industry will return to a modest net profit position in 2023.

The March 3, 2023, IATA Economics Chart, demonstrates that Aircraft deliveries are poised for a solid rebound in 2023, with a total of 1,540 aircraft scheduled to be delivered this year, up 300 units (24%) compared to 2022. Where the new deliveries lead to replacement of old aircraft with modern, more fuel-efficient alternatives, they not only improve operational efficiency, but also contribute to a reduction in harmful emissions.

On current estimates, aircraft deliveries are set to surpass their 2019-level for the first time since the onset of the Covid-19 pandemic. The largest portion of the year-on-year (YoY) increase in 2023 can be attributed to orders from North America and Europe, whose deliveries are up by a significant 32% and 33% YoY, respectively.

●	In 2023, North America (primarily the United States) is expected to be the recipient of a third of the deliveries, followed closely by Europe (27%) and Asia Pacific (24%; mainly China P.R. and India). This contrasts with the pre-pandemic trends, where for a number of years Asia Pacific accounted for the largest proportion of aircraft deliveries by some distance (39% share in 2019). That region’s delayed recovery from the pandemic – a result of prolonged Covid-19 outbreaks and travel restrictions – is likely to be a key explanation for this development. In light of the recent reopening of China P.R. we might expect it to be a temporary occurrence.

●	Another important aspect of aircraft deliveries is aircraft type, as it sheds light on airline business model evolution and network development. In 2023, 1,149 (75%) of deliveries are expected to be narrowbody jets – designed primarily for short haul routes – compared to 213 widebody jets (14% of the deliveries). Two thirds of the widebodies are scheduled to be delivered to Asia Pacific and Europe alone. While widebody deliveries are up 28% YoY, they are still lagging their pre-pandemic levels. The delayed recovery in widebody aircraft deliveries is reflected across all regions.

●	Overall, the rebound in the number of scheduled aircraft deliveries in 2023 provides a promising outlook for the aviation industry, underpinned by a firm commitment and drive to improve the efficiency of its fleet.

IATA’s Air Passenger Market Analysis, issued in February 2023, shows that air travel growth remains strong.

●	Global passenger demand continued to grow in February 2023. Industry-wide revenue passenger-kilometers (RPKs) increased 55.5% year-on-year (YoY) and were only 15.1% below their pre-pandemic level. The global traffic recovery has been helped by recent developments in the Asia Pacific region’s air travel markets.

●	International RPKs grew 89.7% annually, as passenger flows between the Asia Pacific region and the rest of the world continued to catch up with other major international markets. Asia Pacific airlines grew their international RPKs by 378.7% YoY.

●	Domestic passenger traffic continued to trend near pre-pandemic levels, growing 25.2% annually and achieving 91.2% of February 2019 RPKs. A few monitored markets have exceeded their pre-pandemic capacity and passenger traffic levels.

Aviation Industry

Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years. Both Airbus and Boeing had estimated that the global fleet of commercial aircraft would increase from 23,000 planes in 2019 to more than 46,000 in 2041, according to their respective 2022 reports, “Global Market Forecast report 2022 – 2041” and “Commercial Market Outlook 2022 – 2041.”

The Airbus Global Market Forecast report 2022 – 2041 predicted the following:

●	Air traffic demand is coming back strongly as the world adapts to Covid. Traffic will recover to 2019 levels between 2023 and 2025.

●	Passenger traffic growth 3.6% CAGR and freight traffic growth 3.2% CAGR.

●	Approximately 39,500 new aircraft deliveries will be needed, of which >2,400 new and converted freighters. The increase would include 40% for aircraft replacement and 60% for growth.

●	Approximately 80% will typically be single-aisle aircraft and approximately 20% will be widebodies.

●	Asia-Pacific, China, Europe and US continue to be major drivers for growth and replacement.

Boeing, in their Commercial Market Outlook 2022-2041 Report, presents an excellent Executive Summary of the 20-Year Market Demand which is depicted below:

Rapidly Growing In-Flight Internet Markets

●	In-Flight Highspeed Internet market is growing rapidly

●	Boeing predicts that 70% of commercial aircraft will be equipped with internet connectivity by 2030

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

According to the Boeing Report titled “Commercial Market Outlook 2019 – 2038”, it has been projected that by the end of 2030, two-thirds of the world’s aircraft fleet will have some form of connectivity, whether through retrofit or line fit at production stage. Currently, most connectivity upgrades are being done through aircraft modification as in-service aircraft are outfitted with new and high-speed systems. It is estimated that more than one thousand commercial aircraft are being upgraded annually. Eventually, more airplanes will be delivered from the production line with connectivity installed. However, whether aircraft connectivity is being carried out as a retrofit, or built into the initial aircraft production line, the evolution of IFEC technology shows that the demand for connectivity is increasing.

Our Aviation IFC Solutions

Aerkomm has two systems which can be offered to the aviation market.

1.	Aerkomm K++ System: This is a full internet connectivity solution offered to both commercial airlines and private business jet operators. The Aerkomm K++ System, which is described in more detail below, will contain our proprietary FGSA Ka and Ku band antennas for transmission and receiving, and will comply with ARINC 791 and 781 standards of Aeronautical Radio, Incorporated (ARINC) meeting the necessary design approvals.

With our advanced proprietary FGSA antenna system which will be qualified for aviation use, we plan to provide both commercial airlines and private business jet operators, as well as the different aircraft manufacturers with a cost-effective connectivity solution for both hardware and broadband.  This system will operate through both Ku and Ka connectivity via GEO, MEO and LEO satellites.

2.	Aerkomm AirCinema Cube: This is an intranet-based wireless connectivity solution also offered to both commercial airlines and private business operators. The Aerkomm AirCinema Cube which is described in more detail below, will provide passengers access to media content, including movies, videos, music, news feeds, video games, advertising and promotions. It streams content from an onboard server to existing cabin IFE devices and/or passenger mobile devices.

We have various business models in place for our approach to the IFC aviation market.

1.	Commercial Airlines

Our main source of revenue is expected to be derived from the sale of the hardware as well as subscription-based plan for the bandwidth connectivity from selected satellite operator partners. This can be achieved from both retrofit solutions on commercial aircraft already in operation by airline customers, as well as line-fit solutions for new aircraft being assembled at the different aircraft manufacturers’ facilities prior to delivery to the respective aircraft lessors and airline customers.  We already have an agreement in place with our first commercial airline customer, Hong Kong Airlines (discussed below). We are in advanced discussion with several additional potential customers directly through our corporate network. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed in the fourth quarter of 2024, as further discussed below, we will begin providing our Aerkomm K++ systems for installation on commercial airline aircraft.

2.	Corporate Jet Customers

To capitalize on this market, we plan to sell our IFC system hardware to corporate jet owners through the Airbus Corporate Jets (ACJ) and Boeing Business Jets (BBJ) programs. In addition to selling our IFC systems equipment, we will also sell these corporate jet aircraft owners the bandwidth required for the operation of our services, priced on a subscription plan basis. This business model would generate revenue and income directly from the sale of our IFC hardware and related bandwidth. We already have an agreement in place with our first corporate jet and launch customer, MJet GMBH (discussed below), and we are in advanced discussion with several additional potential customers both directly through our corporate network and through Airbus. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

Once our Aerkomm K++ system is approved by Airbus and receives the applicable airworthiness certifications, which process we expect to be completed during the fourth quarter of 2024, we will begin selling our Aerkomm K++ systems for installation on Airbus ACJ aircraft.

Our Different Business Solutions

Aerkomm can provide different business solutions to airline customers and business jet operators, all of which generate revenue.

1.	Retrofit solution for Airlines:

Commercial airline customers having an existing fleet with aircraft already operating in service will require a retrofit solution.  For those airline customers who already have aircraft in operation, Aerkomm shall offer a retrofit solution by selling at a competitive price, our Aerkomm K++ System. The airline would be responsible for installing the equipment whilst the aircraft is undergoing scheduled maintenance which can be carried out under the supervision of Aerkomm.  The airline would also require purchasing from Aerkomm the necessary bandwidth to provide connectivity to its passengers.

●	Line Fit solution for Airlines

Today, airliners can choose from among a wide range of selectable features that provide value to their operation. Optional provisions such as satellite communications and In-Flight Connectivity (IFC) systems give airlines the ability to improve passenger experience and enhance operating efficiencies. Selectable features are generally made up of independent selections and package selections, which are discussed below.

●	Independent Selections

Independent selectable features are pre-qualified equipment options offered from a wide variety of industry suppliers. The options offered are used to modify or add to the standard features described in the aircraft’s baseline specification.

Independent selections are made up of selectable Seller-Furnished Equipment (SFE), which is optional equipment offered directly by the aircraft manufacturer, and Buyer-Furnished Equipment (BFE), which is optional equipment which the airlines choose during the production of the aircraft, and which the airline is fully responsible for negotiating directly with the Original Equipment Manufacturer (OEM), such as Aerkomm, for all terms of the purchase. Another category used is Seller Purchased Equipment (SPE), which is simply (BFE) that the aircraft manufacturer purchases on behalf of the customer.

3.1       Supplier Furnished Equipment (SFE): SFE is standard equipment which makes up the bulk of the hardware installed on an aircraft. SFE is generally sole-sourced to suppliers under a partnership/cost-sharing agreement and includes equipment used in various aircraft systems. Generally, there are limited SFE options for the operator to choose from, and when available they are commercially managed between airline and the aircraft manufacturer. The price of all SFE is commonly included in the airframe price.

SFE suppliers are generally not required to bid for contracts at each phase of the design and manufacturing process but are expected to be highly responsive to the needs of the manufacturer as part of a longer-term partnership. This strategy reassures equipment suppliers of the manufacturer’s commitment, avoids costs associated with frequent re-competitions, and puts SFE suppliers in a position to influence the establishment of future industry standards and specifications for new equipment.

More recently, airframers and system integrators have taken to make risk-sharing more attractive by reducing the number of suppliers with whom they contract with. The airlines like this concept because it offers them a choice of equipment without requiring them to make contract arrangements with suppliers. And the manufacturers prefer this alternative given it gives them better control of the production process and reduces manufacturing costs.

3.2       Buyer Furnished Equipment (BFE): BFE is optional equipment chosen during the production of the aircraft and is commercially managed between the airline and the BFE suppliers. Aircraft manufacturers offer customers a choice of BFE equipment from a catalog listing qualified suppliers. The customers would then have to negotiate with the suppliers themselves and would be contractually responsible for choosing the right equipment and ensuring it is delivered on time. Generally, the price of BFE is not included in the airframe price. Most of this equipment is largely standard from airplane to airplane, such as navigation, communication, and entertainment systems. An airline will thus usually select a supplier for their entire fleet and then have the supplier adapt it to the particular airplane installation. This allows for the owner to standardize BFE on other aircraft and take advantage of interchangeability and bulk purchases.

Our Connectivity Solutions

1. Aerkomm K++ System

Our full internet connectivity IFC system, which is called the AERKOMM K++ system, will include an adaptor plate where our proprietary FGSA Ka and Ku band antennas for transmission and receiving will be mounted and covered by an ultra-low-profile radome which is capable for both Ka and Ku bands. The system will comply with ARINC 791 and 781 standards of Aeronautical Radio, Incorporated (ARINC) and meet the necessary design approvals. The number of proprietary antenna tiles installed will depend on the required download speeds and will work with SES O3bmPower, Telesat and OneWeb satellite constellations.

The standard Aerkomm K++ system can deliver up to 350 Mbps to each aircraft which is enough to enable all passengers to access streaming-capable internet connectivity at the same time. Passengers can also do online gaming, e-commerce and other activities requiring high data rate.  We can also offer higher Mbps capability by installing additional proprietary antennas for which we will charge an additional amount.

Most in-flight connectivity systems currently in the market rely on the Ku-band satellite signals for communication. Many players in the market are working to provide higher bandwidth and faster transmitting rates using the Ka-band.

1.1 Our Connectivity Solutions using Ku-band and Ka-band GEO/MEO/LEO Band Satellites

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

Our Aerkomm K++ system architecture will bring our aviation partners and their passengers the benefits of both GEO, MEO and LEO Ka-band satellite technology. GEO satellites may scan a hemisphere of earth, or fixed regions of that hemisphere at regular intervals. Performance of GEO satellites diminishes greatly in the areas near the Earth’s poles. LEO satellites orbit the earth from pole to pole and collect data from the areas beneath them. Only LEO satellites can collect high quality data over the poles. The Ka-band satellite increases data throughput. Aerkomm has the necessary technology ready to take advantage of this new trend in Ka-band aviation connectivity. To-date a number of satellites belonging to different satellite companies and using Ku and Ka bands are already in operation. SES O3b already have 20 classic Ka band satellites in orbit and this year they would have launched 6 new O3bmPower Ka band satellites which are more powerful than the classic ones. One Web will launch 618 Ku and Ka band satellites, whilst Telesat will launch 188 Ka band satellites in 2023. Starlink has by far the biggest number of satellites in orbit with Ku and Ka band satellites already launched and another 2000 expected for 2023. Full global service with Ka-band is target for the second half of 2024.

2.	Aerkomm AirCinema Cube

This is an intranet-based wireless connectivity solution also offered to both commercial airlines and private business operators. The Aerkomm AirCinema Cube will provide passengers access to media content, including movies, videos, music, news feeds, video games, advertising and promotions. It streams content from an onboard server to existing cabin IFE devices and/or passenger mobile devices. It is capable of up to 16TB worth of content available for streaming. Contents are accessed on mobile devices from web browsers or an app.

Narrow body aircraft such as the Airbus A320 and Boeing B737 require only one Aerkomm AirCinema cube to be fitted to cater for all passengers. Wide body aircraft such as the Airbus A330/340/350 and Boeing B777/787 will require two Aerkomm AirCinema cubes per aircraft to cater for all passengers. The installation of the cube can be carried out relatively quickly during an overnight stop of the aircraft and The Aerkomm AirCinema Cube is non-battery operated and will require connection to the 28V DC system of the aircraft through a Supplemental Type Certificate and cabling which will also include the cabling and connectors supplied from an Engineering company such as AKKA Technologies (now Sabena Technics) in France.

We partner with SES (GEO/MEO) and Telesat (GEO/LEO)

Telesat Cooperation Agreement: On June 23, 2020, Aerkomm entered into a cooperation agreement with Telesat Leo Inc., or Telesat, a wholly owned subsidiary of Telesat Canada. Telesat is one of the world’s largest and most successful satellite operators providing critical connectivity solutions that tackle complex communications challenges. Through this agreement, Aerkomm and Telesat will jointly collaborate to develop a test program for the Telesat low-Earth-orbit (LEO) Network, Telesat’s network of low-earth orbit satellites for aircraft connectivity, to assess the technical and commercial viability of incorporating the Telesat LEO Network capacity into Aerkomm’s IFEC product portfolio and network. Aerkomm and Telesat will collaborate in both technical and commercial activity.

The two parties’ technical collaboration is expected to include testing network performance, leveraging Telesat’s Phase 1 LEO satellite which has been in polar orbit since 2018, ensuring compatibility with existing Aerkomm IFEC solutions and future user terminal solutions, and end-to-end implementation within regulatory guidelines. Commercial collaboration will include optimizing business and operating models, joint presentations and information sessions with key customers and partners and exploring a long-term joint development plan.

This cooperation agreement between Aerkomm and Telesat is preliminary and nonbinding and subject to the negotiation and execution of a definitive agreement. Aerkomm expects that a definitive agreement will be signed, although there can be no assurance when this will happen, if at all. The Telesat Cooperation Agreement was renewed by both parties on November 10, 2021.

SES Cooperation Agreement: On January 10, 2022, Aerkomm entered into a non-binding cooperation agreement (see Exhibit No. 10.77) with New Skies Satellites B.V., a Dutch company with its principal offices located at Rooseveltplantsoen the Hague, Netherlands (“SES”). SES is one of the world leaders in satellite operations and is operating a constellation of satellites in medium-earth orbit (MEO) and geostationary-earth orbit (GEO) with a multi-terabit, high-throughput, low-latency network infrastructure (the “SES Satellite Network”), used for the global mobility market, including aviation, maritime, and the global fixed location market, including equipment, mobile back haul, teleport and data center co-location. SES has launched SES-17, a GEO satellite, and a series of MEO satellites (O3b), and will launch additional MEO satellites (“O3b mPOWER”) as part of the SES Satellite Network. Through this agreement, Aerkomm and SES will jointly collaborate respect to the following areas relating to the Project:

●	Technical collaboration

a)	SES Satellite Network test campaign: Develop a test program based on the SES Satellite Network and conduct tests to validate the network performance with user terminal equipped with an AKOM antenna solution to optimize AKOM’s and SES’s assets and investments. AKOM shall share with SES all results of any testing and experiments conducted.

b)	AKOM Antenna Ku/Ka-band solutions: Collaboration on developing on AKOM Antenna to be deployed on the SES Satellite Network, such collaboration may include an SES Satellite Network modem as part of the solution.

c)	Hybrid user terminal solutions: Collaboration to set AKOM antenna development goals seeking compatibility across the SES Satellite Network, including GEO and MEO assets.

●	Commercial collaboration

a)	Market demand: Share user terminal market demand and forecast for the SES Satellite Network by market segment and explore optimal business and operating models.

b)	Market promotion: Collaborate on promoting O3b MEO satellite network and bandwidth, including O3b mPOWER, with or without AKOM antenna and/or Sat. DDC to AKOM’s customers.

c)	Partnership plan: Explore a longer-term joint services and market development plan for AKOM’s regions of interests, to best leverage the combined scale and capabilities of both Parties.

This cooperation agreement between Aerkomm and SES is preliminary and nonbinding and subject to the negotiation and execution of a definitive agreement. Aerkomm expects that a definitive agreement will be signed, although there can be no assurance when this will happen, if at all.

The MOUs we enter are nonbinding and, as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiation by the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to enter into such definitive agreements or receive the required governmental approvals, and there can be no assurances that any of the expired MOUs will be extended or renewed. If for whatever reason the transactions contemplated by the MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

Our Contracts with Airbus and Airline Partners

Airbus SAS

On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, Aerkomm entered into an agreement with Airbus SAS, or Airbus, pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of our “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. We expect to expand our agreement with Airbus to include other Airbus models including the Airbus A330, A340, A350 and A380 series. Airbus will apply for and obtain on our behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system.

Pursuant to the terms of our Airbus agreement, Airbus agreed to provide Aerkomm with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2024~~1~~, although there is no guarantee that the project will be successfully completed in the projected timeframe. Once the project is completed, Aerkomm, or Airbus on behalf of Aerkomm, will be able to commence installation of the AERKOMM K++ system on aircraft in the fourth quarter of 2024.

Multiple airlines, and in particular aircraft lessors, will accept only Service Bulletins issued by the aircraft manufacturers for the retrofit installation of any system on board their aircraft. Our agreement with Airbus ensures that our system will meet this requirement for aircraft lessors who intend to purchase Airbus aircraft, although it does not guarantee that airlines or aircraft lessors will purchase our AERKOMM K++ system.

Airbus Interior Services

On July 24, 2020, our wholly owned subsidiary, Aerkomm Malta, entered into an agreement with Airbus Interior Services, a wholly owned subsidiary of Airbus. This new agreement follows the agreement that Aerkomm signed with Airbus on November 30, 2018, pursuant to which Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards, Airbus Interior Services provides current cabin upgrade solutions for Airbus aircraft operators while bringing additional flexibility and reduced lead times to the cabin upgrade process. Pursuant to the agreement with Aerkomm Malta, Airbus Interior Services will provide and certify, via the Airbus Design Organization Approval process, a complete retrofit solution to develop EASA/FAA certified Service Bulletins, to supply related Aircraft Modification Kits and to install the Aerkomm K++ Connectivity solution on the A320 family of commercial aircraft. This new agreement also includes Airbus support for the integration of the Aerkomm K++ System components on the aircraft, including ARINC 791 structural reinforcements and related engineering work.

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

On January 30, 2020, further to the master agreement with Hong Kong Airlines, Aerkomm signed an agreement with Hong Kong Airlines to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ IFEC solutions. This agreement does not include Klingon as a party and Klingon is no longer involved in our contractual relationship with Hong Kong Airlines.

Under the terms of this new agreement, Aerkomm will provide its Ka-band AERKOMM K++ IFEC system for installation on Hong Kong Airlines’ fleet of 12 Airbus A320 and 5 Airbus A330-300 aircraft as well as its AERKOMM AirCinema system for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines will become the first commercial airliner launch customer for Aerkomm.

On November 17, 2021, we signed a new agreement with Hong Kong Airlines Ltd and Ejectt Inc. (formerly known as Yuanjiu Inc.). Based on the long-term relationship and anticipated further co-operation between Aerkomm and Hong Kong Airlines, Aerkomm agreed that it will provide to Hong Kong Airlines the Low Earth Orbit (LEO) satellite version of the Aerkomm K++ System with the Telesat Lightspeed service when available. The Aerkomm K++ System will be delivered with a full certified Service Bulletin by Airbus.

The AERKOMM K++ system, will introduce high-speed internet access to the seatback screens of Hong Kong Airlines’ Airbus A320 aircraft, connected via the AERKOMM K++ IFEC system. Instead of the traditionally preloaded and fixed selection of in-flight entertainment, passengers will have access to high-speed internet steaming services for videos, music and social media.

The AERKOMM K++ IFEC system will also provide passengers of Hong Kong Airlines with an “at home” network experience by providing on-board Wi-Fi internet connectivity to all passenger personal devices, including laptops, mobile phones and tablets. The AERKOMM K++ system will be ready “future-proof” and compatible with the next generation of satellite technologies.

In order to install the AERKOMM K++ system on the Hong Kong Airlines aircraft, we will have to obtain local approval for the AERKOMM K++ system from the Hong Kong Civil Aviation (HKCAD). This HKCAD local approval will be based on our obtaining the Airbus Service Bulletin, which we expect to receive from Airbus, together with EASA certification, by sometime in the fourth quarter of 2024. Once we receive the Airbus Service Bulletin and the EASA certification, jointly with the support of Airbus, we will be able to apply to the HKCAD for the required local approval.

As an interim solution for Hong Kong Airlines, until the Aerkomm K++ System can be fully retrofitted onto the Hong Kong Airlines aircraft fleet, Aerkomm plans to install the Aerkomm AirCinema Cube on Hong Kong Airlines fleet of A320 and A330 aircraft during the thi~~rd to~~ fourth quarter of 2023. The AirCinema Cube is a portable inflight entertainment, or IFE, intranet server which will provide to passengers’ personal entertainment devices pre-loaded videos, news, music and games, on demand. Media content will be jointly managed by Aerkomm and Hong Kong Airlines and content updates will be provided regularly by Aerkomm.

On May 11, 2020, our Taiwan based subsidiary, Aerkomm Telecom, entered into a binding product purchase agreement with Ejectt Inc., or Ejectt, a Taiwan company whose Chairman is a member of our board of directors, to purchase 100 sets of the AirCinema Cube from Ejectt for installation on Hong Kong Airlines’ fleet of aircraft. On July 15, 2020, Aerkomm Telecom signed a second product purchase agreement with Ejectt for an additional 100 sets of the AirCinema Cube. To date, Ejectt has delivered 20 AirCinema Cubes to Aerkomm.

Other Airline Partners and Business Jet Prospective Customers

We are actively working with prospective airline customers to provide them with the AERKOMM K++ system.

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

As discussed below, we have entered into an agreement with MJet GMBH, an Airbus ACJ customer.

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

We plan to enter into business agreements with additional airline partners and corporate jet owners, which will allow our proprietary FGSA antenna equipment to be installed together with our bandwidth services provided, on additional fleet aircraft. Under any such agreements, we expect that the airlines will commit to have our equipment installed on some or all the aircraft they operate. We cannot guarantee that we will be able to enter into any such additional agreements.

Other Agreements and Understandings with our Business Partners

MJet Definitive Agreement: On March 6, 2019, we signed a General Terms Agreement (GTA) with MJet GMBH, or MJet, a corporate jet owner operating an Airbus ACJ A319 based in Vienna, Austria. On June 11, 2019, we converted this GTA into a definitive agreement with MJet, and on June 12, 2019, MJet placed a first purchase order with Aerkomm. The purchase order provides for the provision, installation, testing and certification of our AERKOMM K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an MJet Airbus ACJ A319 aircraft under the supervision of Airbus. Assuming the installation, testing and certification of our AERKOMM K++ system on the MJet A319 is successful, something we cannot guarantee at this time, MJet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, and we will also begin charging MJet for the bandwidth required to use the AERKOMM K++ system services. Assuming the success of this installation, MJet will become the first recurring payment customer of our AERKOMM K++ system as well as being the launch customer of our Aerkomm K++ solution.

Vietjet Air: On October 25, 2021, we signed an agreement with Vietjet Air (“Vietjet”) to provide them with our Aerkomm AirCinema In-Flight Entertainment and Connectivity (“IFEC”) solutions. Under the terms of the agreement, we will provide to Vietjet our Aerkomm AirCinema Cube IFEC system for installation on Vietjet’s fleet of Airbus A320, A321 and Airbus A330-300 aircraft.

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

Aerkomm is planning to install the AirCinema Cubes on the first 23 Airbus A320/A321 aircraft and 3 Airbus A330 aircraft of Vietjet during the fourth quarter of 2023 subject to obtaining local approval for the AirCinema Cubes from the Civil Aviation Authority of Vietnam (CAAV). This CAAV local approval will be based on providing a minor modification Supplemental Type Certificate from AKKA Technologies (now Sabena Technics) of France.

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

Network Resilience by Satellite Is a Surging Global Trend

The ongoing conflict between Russia and Ukraine has given rise to a trend with satellite communication becoming an essential means of comprehensive emergency support worldwide.

●	LEO, MEO, GEO, and HEO satellites provide supportive services, tailored to different application domains for critical emergency rescue operations, intelligence, surveillance, and reconnaissance (ISR) missions, coastal and maritime monitoring, technological research, and addressing communication blind spots in civilian areas.

●	Massive government budgets for satellite resilience have been allocated starting from last year.

●	When compared to conventional parabolic antennas, flat panel antennas are becoming highly desired products due to the advantages of small form factor, high efficiency, high gain and are especially inconspicuous-from-the-sky.

AERKOMM Awarded α-Government’s GEO/MEO UAV Surveillance Projects

◼

With robust quality and innovative technology, we will be continuously awarded more aviation and maritime projects by a certain national government which we cannot name due to the confidential nature of the proposed project.

◼	Offer high-throughput antenna for real-time video data transmission.

◼	Unique small form factor FGSA technology offers miniature advantage for UAV satcom application.

◼	Implementation of AI technology for identification, tracking, and real-time calibration of high value objects

Automotive Market

With Satellite IoT Market Applications have massive commercial potentials Aerkomm will first focus on the “Automotive Mobility” sector. Aerkomm’s small form FGSA antenna offers advantages in Automotive Applications.

Automotive IoT Market Shows Robust Growth: The global automotive IoT market size was valued at USD 82.7 billion in 2021 and is projected to surpass USD 621.8 billion by 2030. The global automotive IoT market is expected to grow at a compound annual growth rate (CAGR) of 25.13% during the forecast period 2022 to 2030.

◼	FGSA semiconductor antenna can greatly reduce the area by 90% for automotive SatCom application.

Aerkomm currently holds the chair position of the MIH Interest Group. MIH mission is to redefine what the Next Generation of Automotive Communication will be and create a new standard within the automotive industry.

MIH (Mobility in Harmony) – Open EV Ecosystem Initiated by Foxconn Technology Group

An Open Electric Vehicle Ecosystem Promotes Collaboration In The Automotive Industry

Satcom Service Business

Aerkomm’s Business Model: Offering Subsidized FGSA Antenna Replacement to Existing Broadcast TV Customers and Provide Additional High Value-Added ISP Service

◼	Currently, greater than 80% of satellite service revenue is from TV Broadcasting, and existing global satellite TV viewers are around 475 million in 2023

◼	AERKOMM’s LEO/MEO/GEO/HEO integrated hybrid antenna can utilize low-cost GEO signals for broadcasting and MEO/LEO signal for ISP service.

◼	By replacing the Broadcasting antenna with AERKOMM’s multicast FGSA antenna, we can provide additional pre-loaded OTT and ISP services, and we expect to greatly increase the service revenue by ~5-8X

◼	By offering additional value-added service to the existing satellite broadcast TV customer base, we can greatly reduce customer acquisition cost.

◼	AERKOMM is currently in discussion with several existing Broadcast TV operators to offer LEO/MEO/GEO/HEO hybrid FGSA to upgrade the service and build a profit-sharing business model.

By utilizing FGSA, Aerkomm Enables Revitalization of Broadcast TV Subscription Business

◼	FGSA can be tailored to achieve simultaneous multi-orbit (LEO/MEO/GEO) connectivity.

◼	FGSA can offer existing broadcast TV operators the opportunity to expand their service offerings to include Pre-loaded OTT and broadband services.

◼	Utilizing GEO for Pre-loaded OTT and MEO for broadband services are the most cost-efficient solutions for data transmission.

With highly competitive FGSA technology and its new, in development EdgeKomm Box product, Aerkomm expects to be able to cooperate with satellite TV operators/mobile telcos and CATV MSO operators, to provide:

1.	Internet Broadband Service: with satellite technology to under-serviced geographical areas globally

2.	Pre-loaded OTT Service: to offer the best viewing experience and off-load the CDN traffic for operators.

3.	Virtual Cloud Distributed Network: provide full-mesh solution with low-latency satellite connectivity.

4.	EdgeKomm Box: by implementation, we can harvest all the edge-computing power for additional revenue stream.

◼	AERKOMM intends to offer customers a subscription model with subsidized equipment in order to generate consistent revenue in the customers’ lifetime value.

Aerkomm’s Business Roadmap

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

Excluding non-recurring revenues that we earned from affiliates and one non-affiliate in 2021 and in the second quarter of fiscal 2019, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued launch and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. In addition, we may incur significant costs in connection with our pursuit of next generation air to ground technology or other new technologies such as FGSA. With respect to our expansion, such variables may include costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

Our company is in the development stage and has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our company and our core business are in the development stage and we continue to face all of the risks and uncertainties associated with a new and unproven business. We plan to launch our Aerkomm AirCinema cube services in the in the last quarter of 2023, initially in Hong Kong with our Hong Kong Airlines customer followed by our Aerkomm K++ System in the last quarter of 2024 in Austria, Europe with our launch customer MJet and in Hong Kong with Hong Kong Airlines. The limited operating history of our business may make it difficult to accurately evaluate the business and predict its future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our service. If we do not address any of the foregoing risks successfully, our business will be harmed.

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

In July 2019, we completed payment of the NT$1,098,549,407, or US$35,861,589, purchase price for our acquisition of approximately 6.3 acres of undeveloped land (which we refer to as the Taiwan land parcel) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Our agent has received all of the necessary title transfer documentation from the seller however, according to the land use law of Taiwan, we need to first, obtain a telecommunications license in Taiwan, then second, submit a usage plan to the local land office and to obtain the necessary development license or authorization for the intended usage before we can obtain an official certificate of title. Aerkomm Taiwan is currently preparing the plan of usage and is working with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements. We do not know at this time how long it will take to complete this process and receive the certificate of title to the parcel. Although we currently expect to complete the entire process and receive or certificate of title by sometime in the fourth quarter of 2023, we cannot provide any assurance of this timing. Once title to the Taiwan land parcel is transferred to us, we expect to lease a portion of the land parcel, pursuant to the terms of an existing binding memorandum of understanding, to a Samoa based telecom company who will use the land for their own satellite ground station and to mortgage the land to be able to raise funds to build our first satellite ground station and data center. If there is an extended delay in the transfer of the Taiwan land parcel title to us, our agreement with the Samoa telecom company may be terminated and we may not be able to raise the funds needed to build our ground station in a timely fashion. Either or both of these eventualities could have a negative impact on our business plans, prospects and future results of operations.

From time to time, we enter into memorandums of understanding (MOUs) with various third parties. If the transactions contemplated by these MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

From time to time, we enter into MOUs with potential prospective collaborative partners or potential customers. These MOUs typically are nonbinding and as a result, they only express the desires and understandings between the parties and do not create any legally binding rights, obligations or contracts except for certain customary provisions such as exclusivity, costs and expenses, confidentiality and governing law. For more information related to these MOUs, please refer to the section “Our Contracts with Airline Partners.” Any binding obligation to proceed with the transactions contemplated by the MOUs would need to be included in a definitive agreement that is subject to negotiations of the parties, approvals by the board of directors of respective parties and in certain instances, approvals from regulatory authorities. There can be no assurance that we will be able to reach definitive agreements with any parties who may sign MOUs with us. If for whatever reason the transactions contemplated by signed MOUs do not proceed, our results of operations and financial condition could be materially adversely affected.

We may not be able to grow our business with our current airline partners or successfully negotiate agreements with airlines and other partners or grow our additional businesses.

Currently, our only airline partners are MJet GmbH, an Austrian-based private jet operator, MJet, Hong Kong Airlines Limited, a Hong Kong-based airline, or Hong Kong Airlines, and Vietjet Aviation Joint Stock Company, a Vietnam-based airline, or Vietjet, although we have not yet begun to provide our IFC products and services to these companies under our agreement with them. We are currently in advanced negotiations or discussions with certain other airline partners to provide our IFC services on additional aircraft in their fleets. We have no assurance that these efforts will be successful. Negotiations with prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different than the terms included in our existing agreement with Hong Kong Airlines. To the extent that any negotiations with current or future potential airline partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

We may not be able to successfully negotiate agreements with partners for our backhaul solutions or grow this additional business.

The varying awareness and sense of urgency regarding network resilience in different countries will directly impact the growth of our mobile backhaul business. Network resilience is the ability of a network to withstand and recover from unexpected disruptions, ensuring uninterrupted service and minimizing downtime. However, the importance placed on network resilience can differ across countries due to varying factors such as geographical location, infrastructure stability, and previous experiences with network failures.

In countries where there is a high level of awareness and a sense of urgency regarding network resilience, there is a greater demand for robust mobile backhaul solutions. Customers in these regions prioritize the reliability and resilience of their networks, driving the adoption of mobile backhaul technologies that offer built-in redundancy, failover mechanisms, and efficient disaster recovery capabilities.

Conversely, in regions where network resilience is not a primary concern or where there is limited awareness, the demand for advanced satellite mobile backhaul solutions may be relatively lower.

We may not be able to successfully negotiate agreements with partners for our EdgeKomm solutions or grow this additional business.

We are in negotiations with potential partners for our EdgeKomm Box CDN network. While we are actively seeking new partnerships, there is no guarantee that our business will grow or that we will secure agreements with potential partners. Negotiating agreements with potential partners requires time and resources, and there are uncertainties and risks involved. Factors such as technical compatibility, pricing, and market dynamics can impact the success of these negotiations. If we are unable to secure new partnerships or if the terms of new agreements are less favorable, our growth prospects and financial performance may be adversely affected. We are committed to initiating and growing our EdgeKomm box CDN business, but there are no guarantees of success, and investors should consider the risks associated with our partnership strategies.

We are dependent on airline partners to be able to access our customers. We expect that future payments by these customers for our services to be provided to them will account for most, if not all, of our initial revenues.

Under our existing contract with MJet, Hong Kong Airlines and Vietjet, we will provide our equipment for installation on, and provide our services to passengers on, a portion of the aircraft operated by these airlines. We expect to enter into similar contracts with other airlines in the future but there is no assurance that we will be successful in signing up additional airline partners. We expect that revenue from the successful installation of our Aerkomm AirCinema cube on Hong Kong Airlines and Vietjet in the fourth quarter of 2023, as well as the successful installation of our AerkommK++ System on MJet and Hong Kong Airlines in the fourth quarter of 2024, together with the monthly bandwidth charge, will account for the majority of our projected initial revenue once we begin our services. As of the date of this report, we do not yet have any revenue from equipment sales and installation. Our growth will be dependent on our ability to have our equipment installed on the aircraft of airline partners and increased use of our service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue.

We will be dependent on backhaul partners to be able to access our future customers. We expect that future payments by these customers for our services to be provided to them will account for a percentage of our revenues.

As of the date of this report, we do not yet have any revenue from equipment sales and installation of our mobile backhaul business. Our growth will be dependent on our ability to have our equipment installed on 4G/5G mobile base stations. Any delays in installations negatively may affect our ability to grow our user base and revenue.

We will be dependent on EdgeKomm partners to be able to access our future customers. We expect that future payments by these customers for our services to be provided to them will account for a number of our revenues.

We will rely on partnerships with businesses and service providers to deploy our EdgeKomm box CDN network and access our target customers. While we expect to secure agreements with EdgeKomm partners in the future, there is no guarantee of success. Our revenue projections heavily rely on the successful installation of our equipment and the use of our services by customers on partner networks. Delays or difficulties in equipment installations or the adoption of our services could impact our ability to grow our user base and generate revenue. We are committed to developing our EdgeKomm box CDN business, but there are inherent risks and uncertainties associated with our partnership strategies that investors should consider.

A failure to maintain airline customers satisfaction with our equipment or our service could have a material adverse effect on our revenue and results of operations.

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

A failure to maintain backhaul customers satisfaction with our equipment or our service could have a material adverse effect on our revenue and results of operations.

If our mobile backhaul solution fails to effectively ensure network resilience, customers may turn to competitors’ offerings. This would have a direct impact on our revenue and operations.

Network resilience is a critical requirement for customers seeking mobile backhaul solutions. Backhaul customers will rely on our services to maintain a robust and reliable network infrastructure that will be able to withstand disruptions and ensure uninterrupted connectivity. If our solution does not meet their expectations in terms of network resilience, customers may perceive it as a risk to their operations and seek alternative options.

A failure to maintain future EdgeKomm box customers’ satisfaction with our equipment or our service could have a material adverse effect on our revenue and results of operations.

Our success in the EdgeKomm box CDN business will be highly dependent on establishing and maintaining customer satisfaction with our equipment and service. Any failure to meet customer expectations, including capacity constraints or delays in equipment installation, may result in reduced co-marketing efforts by our partners and lower usage of our services, leading to potential contract terminations or claims for damages. Ensuring strong relationships with our partners and delivering a high-quality experience to customers is crucial for the growth and continuity of our business.

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

As the number of base stations increases with the implementation of 4G/5G mobile backhaul, it indicates a growing user base. However, when the network capacity reaches its initial design threshold, if we fail to timely develop new technologies to increase capacity and meet customer demands, such a failure will negatively impact our business.

If we are unable to develop and introduce new technologies that can expand our network’s capacity, customers may experience congestion, slow data speeds, and poor service quality. This can lead to customer dissatisfaction, churn, and a negative impact on our business.

We face the risk of network capacity constraints in our future EdgeKomm box CDN business as the demand for high-speed content delivery continues to grow. If we are unable to effectively scale our network infrastructure to meet increasing capacity demands, this failure may result in degraded performance, slower content delivery, and potential customer dissatisfaction. To mitigate this risk, we need to continuously invest in expanding our network capacity and implementing advanced technologies to ensure optimal performance and scalability. Failure to do so may adversely impact our competitiveness and market position.

Competition from a number of companies, as well as other market forces, could result in price reduction, reduced revenue and loss of market share and could harm our results of operations.

We face strong competition from satellite-based providers of broadband services that include in-flight internet and live television services. Competition from such providers has in the past and could have in the future, an adverse effect on our ability to maintain or gain market share.

Most of our competitors are larger, more diversified corporations that have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns or may offer a broader product line to customers. In addition, to the extent that competing in-flight connectivity services offered by commercial airlines that are not our airline partners are available on more aircraft or offer improved quality or reliability as compared to our service, our business and results of operations could be adversely affected. Competition could increase our sales and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to effectively respond to established and new competitors could have a material adverse impact on our business and results of operations.

Competition from various companies in the content delivery and edge computing industry, as well as market dynamics, may lead to price pressures, reduced revenue, and potential loss of market share, which could adversely affect our business operations.

We operate in a highly competitive landscape where other providers of content delivery solutions and edge computing services offer products and services similar to those we intend to introduce. These competitors may have greater financial resources, established customer bases, and extensive marketing and research and development capabilities. Increased competition could result in price reductions, which may impact our profitability and revenue generation. Additionally, if competing solutions offer enhanced features, performance, or reliability compared to our planned EdgeKomm box CDN service, this could negatively impact our market position and customer adoption.

To maintain a competitive edge, we must continuously invest in innovation, technology advancements, and marketing efforts to differentiate ourselves from competitors. Failure to effectively address competitive pressures, anticipate market trends, and adapt to evolving customer needs may limit our growth potential and financial performance.

We may be unsuccessful in generating revenue from entertainment services.

We are currently developing a host of IFEC service offerings to deliver to our future customers. We plan to offer a number of services to our customers and no assurance can be given that we will ultimately be able to launch any service. Additionally, we plan to generate a revenue stream from our video on demand and other in-flight entertainment services. If we are unable to generate revenue from our services or if other entertainment services do not ultimately develop, our growth and financial prospects would be materially adversely impacted.

The future growth prospects for our business depend, in part, on revenue from sale of equipment and bandwidth, advertising fees and e-commerce revenue share arrangements on passenger purchases of goods and services, including video and media services. Our ability to generate revenue from these service offerings depends on:

●	growth of commercial airline customer base;

●	the attractiveness of our customer base to media partners;

●	rolling out media on demand on more aircraft and with additional airline customers and increasing passenger adoption both in the U.S. and abroad;

●	establishing and maintaining beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers; and

●	our ability to customize and improve our service offerings in response to trends and customer interests.

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

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations oriented IFEC communications services, our new EdgeKomm Box product and our new FGSA antenna.

In order to continue to meet the evolving needs of our future customers and partners, we must continue to develop new products and services that are responsive to those needs. Our ability to realize the benefits of enabling our products, and to use these applications, including monetizing our services at a profitable price point, depends, in part, on the adoption and utilization of such applications by different customers including airlines, other aircraft operators and other companies in the aviation industry such as aircraft equipment suppliers, and we cannot be certain that airlines, other aircraft operators and others in the aviation industry will adopt such offerings in the near term or at all. We also expect to continue to rely on third parties to develop and offer the operational applications to be used to gather and process data transmitted on our network between the aircraft and the ground, and we cannot be certain that such applications will be compatible with our network or onboard equipment or otherwise meet the needs of airlines or other aircraft operators. If we are not successful in our efforts to develop and monetize new products and services, including our operations-oriented communications services, our future business prospects, financial condition and results of operations would be materially adversely affected.

We may face challenges in the development and monetization of new products and services, specifically related to our EdgeKomm box CDN for general customers and our in development FGSA antenna.

In order to meet the ever-changing needs of our target customers, we must continuously innovate and introduce new offerings that cater to their requirements. However, the successful adoption and utilization of these products depend on the interest and acceptance of our target customers. There is no guarantee that they will embrace our offerings in the near future or at all.

Additionally, as we strive to provide comprehensive and efficient content delivery solutions, we may need to collaborate with third-party developers to enhance our operational applications and ensure compatibility with our network and customer devices. However, uncertainties exist regarding the seamless integration and effectiveness of these applications in meeting the unique needs of our customers.

Should we encounter obstacles in effectively developing and monetizing new products and services, specifically pertaining to our EdgeKomm box CDN for general customers and our new FGSA antenna, it could significantly impact our business prospects, financial performance, and overall success in the market.

A future act or threat of terrorism or other events could result in a prohibition on the use of Wi-Fi enabled connectivity devices.

A future act of terrorism, the threat of such acts or other airline incidents could have an adverse effect on the airline industry. In the event of a terrorist attack, terrorist threats or unrelated airline accidents, the industry would likely experience significantly reduced passenger demand. The U.S. federal government or any other government could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our equipment and service. In addition, any association or perceived association between our equipment or service and incidents involving aircraft on which our equipment or service operates would likely have an adverse effect on demand for our equipment and service. Reduced demand for our products and services would adversely affect our business prospects, financial condition and results of operations.

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

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA, in Europe by EASA as well as other compatible civil aviation authorities. FAA and/or EASA certification is required for all equipment we install on commercial aircraft and type certificated business aircraft, and certain of our operating activities require that we obtain FAA/EASA certification as a parts manufacturer. As discussed in more detail in the section entitled “Business—Regulation—Federal Aviation Administration,” FAA and/or EASA approvals required to operate our business include Supplemental Type Certificates, or STCs and Parts Manufacturing Authorities, or PMAs and Service Bulletins, or SBs. Obtaining SBs, STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA/EASA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. The FAA/EASA closely regulates many of our operations. If we fail to comply with the FAA’s and/or EASA’s many regulations and standards that apply to our activities, we could lose the FAA/EASA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance, and alteration capabilities are based. In addition, from time to time, the FAA/EASA or comparable foreign authorities adopt new regulations or amend existing regulations. The FAA/EASA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations generally increase our costs of compliance.

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

The certification time for 4G/5G mobile backhaul by regulatory authorities varies among different countries. Each country has its own standards and procedures for assessing and certifying the compliance and safety of satellite communication products. Therefore, the time required for products to obtain certification may vary depending on the country. Some countries may have faster certification processes that can be completed in a shorter period of time. In other countries, the certification process may be relatively longer, requiring more time for review and testing. Therefore, when selling satellite communication systems for 4G/5G mobile backhaul in the global market, it is necessary to consider the differences in certification time among different countries which may increase our costs of providing service. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

We are subject to various regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we may do business. The two U.S. government agencies that have primary regulatory authority over our operations are the Federal Aviation Administration, or FAA, and the Federal Communications Commission, or FCC, the European Administration and Safety Agency, or EASA and other compatible civil aviation authorities.

Regulation by government agencies, such as the Federal Communications Commission (FCC) and other relevant regulatory bodies, may impact our satellite internet service and our EdgeKomm Box CDN business for households, resulting in increased costs and the need to modify our services.

As a future provider of satellite internet service and EdgeKomm Box CDN solutions for households, we will be subject to various regulations imposed by government agencies at the federal, state, and local levels. The FCC will play a significant role in regulating our future broadband internet services and ensuring compliance with applicable rules and requirements.

Compliance with FCC regulations, including licensing, spectrum usage, and service quality standards, is crucial to our operations. Failure to comply with FCC rules and guidelines may lead to penalties, fines, or restrictions that could adversely impact our ability to provide reliable and high-speed internet connectivity to households.

Furthermore, other regulatory bodies may have jurisdiction over aspects of our planned satellite internet Sservice and our EdgeKomm Box CDN business, such as data privacy and consumer protection. Compliance with these regulations, including privacy laws and fair business practices, is essential to maintaining customer trust and avoiding legal and reputational risks.

We face the risk of potential cybersecurity breaches and data privacy concerns that could harm our reputation, disrupt our services, and result in legal and financial liabilities.

As a future provider of EdgeKomm Box CDN services for households, we will handle a significant amount of data, including user information, content delivery, and advertising data. The increasing prevalence of cyber threats and data breaches poses a substantial risk to our business operations and customer trust.

Despite implementing robust security measures, such as encryption protocols and firewalls, there is no guarantee that our systems will be immune to unauthorized access or malicious attacks. Cybercriminals could exploit vulnerabilities in our network infrastructure, software, or third-party services, leading to unauthorized access, data breaches, service disruptions, or theft of sensitive information.

A cybersecurity breach or unauthorized disclosure of customer data could result in significant reputational damage, loss of customer trust, and legal and financial liabilities. We may be subject to legal and regulatory obligations to notify affected individuals and authorities, provide remedies, and face potential lawsuits and fines. The costs associated with investigating and mitigating the effects of a breach, as well as potential legal settlements and regulatory penalties, could have a material adverse impact on our business and financial position.

Furthermore, data privacy concerns and evolving privacy regulations, such as the General Data Protection Regulation (GDPR) in the European Union, require us to implement stringent data protection measures and obtain appropriate consents from users. Failure to comply with these regulations, or any changes in privacy laws or regulations, could result in legal consequences, reputational harm, and disruptions to our operations.

To address these risks, we continuously invest in cybersecurity technologies, conduct regular security assessments, and train our employees on best practices. However, the evolving nature of cyber threats and the sophistication of attackers require ongoing vigilance and investment in cybersecurity measures.

It is essential for us to maintain the trust of our customers by safeguarding their data and addressing potential cybersecurity threats effectively. Failure to adequately protect against cyber threats and address data privacy concerns could adversely affect our reputation, customer relationships, and financial performance.

If government regulation of the Internet, we may need to change the way we conduct our business to a manner that incurs greater operating expenses, which could harm our results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. We cannot be certain that we, our vendors or our customers are currently in compliance with applicable regulatory or other legal requirements in the countries in which our service is used. Our failure, or the failure of our vendors, customers and others with whom we transact business to comply with existing or future legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways.

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

We rely on third-party suppliers for equipment components that we use to provide our planned services. The supply of third-party components could be interrupted or halted by a termination of our relationships, a failure to make timely contracted payments to such suppliers, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected.

Our Investment in Ejectt Inc. (formerly Yuanjiu Inc.) could result in losses to us.

On December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of Ejectt Inc. for approximately $5 million, for business purposes in Taiwan relating to the AirCinema Cube. Ejectt Inc. is a listed company on the Taiwan Stock Exchange and a local business partner of ours. Although we are purchasing these shares as a long-term investment, the shares are currently restricted. If we determine that we need to sell these shares to raise funds for other business purposes, there may not be an immediate buyer and we may have to sell the shares at a loss. This could have a negative effect on our income statement and our ability to raise funds when needed.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Due to the widening use of state-of-the-art, personal electronic devices such as Apple’s iPad, ever-increasing numbers of passengers have their own mobile devices, which they might use to bring their own content such as movies, music or games with them on a flight. This could decrease demand for our in-flight offerings. Carriers now also have greater technical means at their disposal to offer passengers in-flight access to the Internet, including through our offerings and those of our competitors. At present, these offerings do not allow passengers to fully stream content on their mobile devices. If, however, in-flight Internet access in the future allows passengers to fully stream content on their mobile devices, this could decrease demand for our in-flight offerings. While both trends will give rise to risks as well as opportunities for us, it is impossible to foresee at present whether and, if so, to what extent these trends will have lasting effects. Note, too, that the in-flight entertainment connectivity systems currently in place are unable to support these developments. Given average useful lives of 15 to 20 years, the conventional systems will continue to dominate the in-flight entertainment industry for the foreseeable future. As a result, possible changes will happen slowly, giving all market players sufficient time to adapt.

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

We will source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our business by providing us with less quality content to choose from and resulting in potentially less attractive offerings for customers.

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

One of our EdgeKomm Box’s services is the pre-loaded OTT (over-the-top) service, which requires negotiating alliances with multiple OTT players. Several risk factors may impact subscriber and revenue growth and projections:

●	Securing contracts with influential OTT players is crucial for attracting subscribers. Failure to establish contracts with them would hinder business growth.

●	Maintaining the long-term strong bonds and relationships with OTT players poses a potential risk.

●	The varying attractiveness of OTT players across countries complicates negotiations and weakens Aerkomm’s bargaining power, hindering the benefits of economies of scale.

●	There is a risk of breakdown in agreements with signed OTT players, leading to potential requests for increased profit sharing or minimum guarantees as EdgeKomm Box’s subscriber base grows. Such risks would potentially damage our business margin gain.

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

Risks Relating to our Industry.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our planned IFEC business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, another pandemic, reductions in capacity by airlines, the number of passengers available to use our service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, terrorist attacks or threats and pandemics could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of our service or file for bankruptcy. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

Limited satellite availability may delay or curtail our ability to develop our satellite backhaul business.

If the number of satellite launches is delayed or falls short of the current planned quantity, it will directly impact the adoption rate of satellite communication for mobile backhaul, which, in turn, will directly affect our planned backhaul business. The availability of an adequate number of satellites is crucial for establishing a robust satellite communication infrastructure to support mobile backhaul services. However, if the planned number of satellite launches is not met, it can limit the capacity and coverage capabilities of the satellite communication system. Insufficient satellite coverage may result in reduced availability of mobile backhaul services via satellite, impacting our ability to offer comprehensive solutions to customers.

Furthermore, a lower adoption rate of satellite communication for mobile backhaul due to limited satellite availability may also affect our competitiveness in the market. Customers may turn to competitors offering alternative solutions or may delay their adoption of mobile backhaul services altogether.

Our planned EdgeKomm Box CDN business will be subject to certain industry-specific risks that may affect our operations and financial performance.

These risks include:

●	Technology Changes: The content delivery industry evolves rapidly, and we need to keep up with technological advancements to remain competitive. Failure to stay current could result in losing market share to more advanced solutions.

●	Market Competition: The content delivery market is highly competitive, with numerous providers offering similar services. We must differentiate ourselves, handle price pressures, and scale effectively to maintain a competitive edge.

●	Network Performance: Our success depends on delivering high-performance content delivery services. Network limitations, such as bandwidth constraints or insufficient server capacity, could lead to slower delivery and service disruptions.

●	Security and Data Privacy: Protecting customer data and content is crucial. Security breaches or data leaks could damage our reputation and result in legal consequences. Compliance with data protection regulations and robust security measures are necessary.

●	Dependency on ISPs: We rely on the cooperation of Internet Service Providers (ISPs) for efficient content delivery. Conflicts or disruptions with ISPs may impact service quality and availability.

●	Intellectual Property Infringement: Unauthorized distribution of copyrighted content could lead to legal claims and reputational damage. Implementing content monitoring mechanisms and complying with intellectual property laws are important.

●	Regulatory Environment: Regulatory changes related to net neutrality, data protection, and copyright regulations may affect our operations and revenue streams. Adapting to evolving regulations is necessary for compliance.

Monitoring these risks and implementing proactive measures is essential. Adapting to market dynamics, investing in technology, and prioritizing customer satisfaction will help us maintain a strong position in the competitive content delivery landscape.

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

Our reputation and ability to attract, retain and serve our future customers will depend upon the reliable performance of our satellite transponder capacity, network infrastructure and connectivity system. We may experience service interruptions, service delays or technology or systems failures in the future, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation could be harmed, and our future airline customers may have the right to terminate their contracts with us or pursue other remedies.

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

We currently source key components of our hardware including the mountings for our antenna systems and modems from third parties and key aspects of our connectivity services, including all of our satellite transponder services from SES and Telesat. While we have written contracts with these key component and service providers, if we experience a disruption in the delivery of products and services from either of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that we will avoid similar issues in the future. Additionally, the loss of the exclusive source protections that we have with our hardware provider could eliminate our competitive advantage in the use of satellites for in-flight connectivity, which could have a material adverse effect on our business and operations.

We design our proprietary phased array antenna and ICs and currently source key manufacturing process of our hardware, including the IC foundry, glass-based antenna fabrication, mobile backhaul system assembly from third parties and key aspects of our connectivity services, including all of our satellite transponder services from SES and Telesat. While we have written contracts with these key component and service providers, if we experience a disruption in the delivery of products and services from either of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that we will avoid similar issues in the future. Additionally, the loss of the exclusive source protections that we have with our hardware provider could eliminate our competitive advantage in the use of satellites for 4G/5G mobile backhaul systems, which could have a material adverse effect on our business and operations.

We will rely on third-party service providers for critical components and services essential to our planned EdgeKomm Box CDN business. Currently, we depend on these providers for key hardware components and connectivity services. While we have contractual agreements with certain providers, any disruption in their product delivery or service provision could impact our ability to deliver our own products and services to customers. Past experiences with component delivery issues highlight the potential for similar challenges in the future. Moreover, if we were to lose exclusive access to a hardware provider, our competitive advantage in satellite-based connectivity could be compromised, posing a material risk to our business and operations.

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

Open-source software is widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open-source licenses require as a condition of use that proprietary software that is combined with licensed open-source software and distributed must be released to the public in source code form and under the terms of the open-source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to (i) release the source code of certain of our proprietary software to the public, including competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

The satellites that we currently rely on or may rely on in the future have minimum design lives but could fail or suffer reduced capacity before then.

The usefulness of the satellites upon which we currently rely and may rely on in the future is limited by each satellite’s minimum design life. For example, the satellites through which we provide will our services have minimum design lives ranging from 10 to 15 years. Our ability to offer in-flight connectivity and alleviate capacity constraints throughout our network will depend on the continued operation of the satellites or any replacement satellites, each of which will have a limited useful life. We can provide no assurance, however, as to the actual operational lives of those or future satellites, which may be shorter than their design lives, nor can we provide assurance that replacement satellites will be developed, authorized or successfully deployed.

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

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is currently a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.

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

There can be no assurance that our common stock will be able to qualify for exemption from the Penny Stock Rule in the future now that our stock price has dropped below the point where we became subject to the Penny Stock Rule. This rule could affect the ability of broker-dealers to sell our securities and affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital in the future. Additionally, now that our common stock is subject to the Penny Stock Rule, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

The global distribution of 4G/5G base stations for satellite mobile backhaul poses a challenge as our network deployment technicians and organizational manpower resources may be experiencing slow growth compared to market demand. This situation may become an impact on our operational execution and financial performance.

As we develop our mobile backhaul business to a global scale, it requires a robust and efficient deployment strategy. The installation and maintenance of mobile backhaul system in various locations demand skilled technicians and adequate organizational resources to ensure timely and effective implementation.

However, if our deployment technicians and international operation manpower resources do not grow at a sufficient pace, this can lead to delays in mobile backhaul system installations, and network resilience deployments. This directly affects our operational execution, as it may result in longer lead times, missed deadlines, and an inability to meet customer demands in a timely manner.

As we seek to develop and commercialize our EdgeKomm Box CDN business, there will be inherent limitations that could impede our expansion. These limitations include factors such as the availability of potential customers, the capacity of our network infrastructure, and the adoption of our services by households. Our growth potential may be constrained by the saturation of the market or the inability to penetrate new markets effectively.

Furthermore, our ability to develop and deploy new technologies in a timely and cost-effective manner is crucial for future expansion. If we encounter challenges in technological advancements or fail to keep pace with market demands, our growth prospects could be significantly affected.

Additionally, competition from established or other new CDN providers and market forces could pose challenges to our market presence and growth. The dynamic nature of the industry requires us to continuously innovate and offer compelling solutions to stay competitive and attract customers.

We cannot provide assurance that we will be able to overcome these limitations and successfully expand our business. Failure to achieve market presence or establish new markets could have a material adverse effect on our business and financial performance.

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

Macro-economic challenges are capable of creating volatile and unpredictable environments for doing business. We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the industry. For many travelers, air travel and spending on in-flight internet access are discretionary purchases that they can eliminate in difficult economic times. Additionally, a weaker business environment may lead to a decrease in overall business travel, which is an important contributor to our service revenue. These conditions may make it more difficult or less likely for customers to purchase our equipment and services. If economic conditions in the United States or globally deteriorate further or do not show improvement, we may experience material adverse effects to our business, cash flow and results of operations.

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

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our future marketing and advertising expenditures. We plan to use a diverse mix of television, print, trade show, and online marketing and advertising programs to promote our business. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our expenses or cause us to choose less expensive, but potentially less effective, marketing and advertising channels. In addition, to the extent we implement new marketing and advertising strategies, we may in the future have significantly higher expenses. We may in the future incur, marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms, our marketing and advertising expenses could increase substantially, our customer levels could be affected adversely, and our business, financial condition and results of operations may suffer.

We believe our business depends on strong brands, and if we do not develop, maintain and enhance our brand, our ability to gain new customers and retain customers may be impaired.

We believe that our brands will be a critical part of our business. Alongside our own brand and marketing strategies, we anticipate extensive collaboration with partners for joint-marketing activities and leveraging each other’s resources to acquire and retain customers. If we fail to promote and maintain our brand, or if we incur significant expenses to promote the brands and are still unsuccessful in maintaining strong brands, our business prospects, financial condition and results of operations may be adversely affected.

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

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees, vendors, airline customers, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. We have not yet obtained registrations for our most important marks in all markets in which we may do business in the future, including countries in Asia, Africa, the Middle East and the US. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

There can be no assurance that our efforts to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Additionally, the intellectual property laws and enforcement practices of other countries in which our service is or may in the future be offered may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our brand image may be harmed, and our business and results of operations may suffer.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our shares of common stock are currently sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Aircom HK leases approximately 2,300 square feet of space at our Hong Kong office. The lease expires on June 27, 2022, and the monthly lease payment is $3,829. Aircom HK also leases warehouse from the same landlord at a cost of approximately $450 per month.

Aerkomm Malta leases approximately 150 square meters of space at our Malta office. The lease expired on December 31, 2020, and the monthly lease payment was €2,000. The lease was renewed on December 6, 2020, for a further period of one year and extended until the end of February 2022 under the same conditions. The lease terminated at the end of February 2022 and Aerkomm Malta gave up this office space at the end of the lease and is now looking to lease another property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the OTCQB Venture Market on May 30, 2017 under the symbol “AKOM.” On July 31, 2017, our stock began trading on the OTCQX Market. To date, there has been limited trading for our common stock on the OTC Markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

Since July 23, 2019, our common stock has also been listed on the Professional Segment of the regulated market of Euronext Paris under the symbol “AKOM”.

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Invest Securities SA, dated September 9, 2019. The liquidity agreement complied with applicable laws and regulations in France. The liquidity agreement authorized Invest Securities SA to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. The balance of liquidity account is classified in other non-current financial assets in our statement of financial position. At May 15, 2023, 5,361 shares of our common stock were in the liquidity account. The liquidity agreement had a term of one year and was to be renewed automatically unless otherwise terminated by either party. In January 2022, Invest Securities SA terminated the agreement and we are determining whether to continue a similar program.

Approximate Number of Holders of Our Common Stock

As of May 15, 2023, there were approximately 26 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2022.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company’s financial condition as of December 31, 2022, and its results of operations for the years ended December 31, 2022 and 2021.

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

Overview

Our current business plan reflects the impact created as a result of the global COVID 19 pandemic, and how it afforded Aerkomm the development time needed to focus on becoming a multi-orbit LEO/MEO/GEO/HEO space technology provider. With air travel for the most part being halted during the pandemic, a negative impact in the inflight entertainment and connectivity, or IFEC, market was experienced globally, Aerkomm at this time identified these weaknesses in marketing and business expectations, and, thus, we saw the opportunity to utilize LEO/MEO satellites to address overwhelmed networks as usage skyrocketed globally.

As the IFEC market is expected to experience a slow recovery, Aerkomm expects to be able to create new business opportunities and new revenue streams, to address past business scope endeavors as the IFEC market recovers. Prior to the global pandemic, connectivity was primarily offered via fiber line, creating bottlenecks in most networks as traffic increased. With the increased desire to utilize LEO satellite systems for connectivity, intensified by the ongoing conflict in Ukraine, Aerkomm is positioning itself to provide solutions with never seen before resilience. This sudden and globally experienced impact of the pandemic as well as increasing international tensions created the opportunity for Aerkomm to develop our proprietary Full-Dominance-Glass-Semiconductor Antenna technology.

From Aerkomm’s experience preparing to service the IFEC markets, and focusing on delivering Ka/Ku connectivity, we have been able to utilize our industry expertise and engineering capabilities to develop a state-of-the-art technology to apply across multiple sectors of satellite communications. Aerkomm has successfully invented a proprietary Full-Dominance Glass Semiconductor Antenna (FGSA) technology which, we believe, is a game changer in the current satellite ecosystem. During our proof-of-concept stage, we were able to design our antenna using multilayered panel display glass with a semiconductor process and IC designed by Aerkomm and manufactured by TSMC and WIN Semiconductor Corp. The results of our proof-of-concept testing phase, in laboratory show that our FGSA antenna is able to successfully connect to LEO/MEO/GEO satellite beams.

FGSA technology revolutionizes the way phased array antenna technology is applied, taking it from PCB-based systems to semiconductor-based. This innovation is far ahead of industry standards and the most unique technology utilizing semiconductor scale-down capabilities to create a new era of full-functioned satellite mobile communications.

FGSA can be installed on satellites and used in ground equipment. By utilizing this remarkable high-efficiency antenna, current satellite operators can significantly reduce their capital expenditures, or CAPEX, and offer lower cost antennas to customers by increasing the effective bandwidth capacity of each satellite to provide services. FGSA can achieve simultaneous multi-orbit tracking of satellite communication links. This ability paves the way for AERKOMM to innovate the broadcast TV market by offering this unique antenna for versatile satellite services catering to the existing and expanding global customer base.

As of April 27th, 2023, Aerkomm has been awarded a regional satellite operator license.

With this satellite operator license along with our proprietary FGSA technology, Aerkomm has created a much stronger position to define specifications for satellite communications and, as we believe, will be able to create a revenue stream from satellite services. This now positions Aerkomm as not only a hardware supplier, but also a value-added service and ISP provider, and expands the markets in which we can participate in.

As a licensed satellite operator in Taiwan, AERKOMM is legally authorized to provide satellite services in mobile backhaul market, aero/maritime markets, automotive, and numerous network resiliency contracts.

Moving forward, we will show how Aerkomm intends to capitalize the mobile backhaul, aero, maritime and government satcom markets, which markets, we believe, we will be able to penetrate in the short and long term, This broadened market reach, we believe, will enable Aerkomm to move to the forefront in a booming space tech industry.

Our total sales were $0 and $3,250,000 for the years ended December 31, 2022, and 2021. Our total sales of $3,250,000 for the year ended December 31, 2021, consisted of a non-recurring sale of ground antenna units to a related party and sales of network hardware to a non-related party.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance will be driven by various factors that affect the commercial airline industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

●

our ability to enter into and maintain long-term business arrangements with airline partners and other customers, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	the extent of the adoption of our products and services by airline partners and customers;

●	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

●	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	costs associated with managing a rapidly growing company;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

●	our ability to obtain required licenses and approvals necessary for our operations; and

●	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

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

Recent Developments

On September 4, 2022, we acquired the 100% ownership of MEPA Labs, Inc.

On December 29, 2022, we sold    a majority interest in our then wholly owned subsidiary, Aerkomm Taiwan, for NT$255,000,000 (approximately US $8,300,000) to dMobile System Co., Ltd., a Taiwanese based company owned by Sheng-Chun Chang, a current owner of more than 10% of our voting equity. The purpose of this transaction was to enable Aerkomm Taiwan to become a qualified company under Taiwanese law and to apply for a telecommunications license in Taiwan. Under Taiwanese law, a telecommunications license can only be granted to a company that is majority owned by Taiwanese residents. Aerkomm Taiwan owns the rights to the approximately 6.36 acre parcel of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan that was acquired to house the location of our planned first satellite ground station. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about this sale transaction.

Aerkomm has successfully invented a proprietary Full-Dominance Glass Semiconductor Antenna (FGSA) technology which, we believe, is a game changer in the current satellite ecosystem. During our proof-of-concept stage, we were able to design our antenna using multilayered panel display glass with a semiconductor process and IC designed by Aerkomm and manufactured by TSMC and WIN Semiconductor Corp. The results of our proof-of-concept testing phase, in laboratory show that our FGSA antenna is able to successfully connect to LEO/MEO/GEO satellite beams.

FGSA technology revolutionizes the way phased array antenna technology is applied, taking it from PCB-based systems to semiconductor-based. This innovation is far ahead of industry standards and the most unique technology utilizing semiconductor scale-down capabilities to create a new era of full-functioned satellite mobile communications.

FGSA can be installed on satellites and used in ground equipment. By utilizing this remarkable high-efficiency antenna, current satellite operators can significantly reduce their capital expenditures, or CAPEX, and offer lower cost antennas to customers by increasing the effective bandwidth capacity of each satellite to provide services. FGSA can achieve simultaneous multi-orbit tracking of satellite communication links. This ability paves the way for AERKOMM to innovate the broadcast TV market by offering this unique antenna for versatile satellite services catering to the existing and expanding global customer base.

As of April 27th, 2023, Aerkomm has been awarded a regional satellite operator license by the Taiwan Ministry of Digital Affairs.

With this satellite operator license along with our proprietary FGSA technology, Aerkomm has created a much stronger position to define specifications for satellite communications and, as we believe, will be able to create a revenue stream from satellite services. This now positions Aerkomm as not only a hardware supplier, but also a value-added service and ISP provider, and expands the markets in which we can participate in.

As a licensed operator in Taiwan, AERKOMM is legally authorized to provide satellite services in mobile backhaul market, aero/maritime markets, automotive, and numerous network resiliency contracts.

On May 5, 2023, Mr. Jan-Yueng Lin resigned from his position as a member of our board of directors, effective as of that date. Also on May 5, 2023, the board of directors appointed Mr. Jeff T. C. Hsu to become a member of the board of directors effectively immediately, to fill the vacancy created by the resignation of Mr. Lin.

Results of Operations

The discussion below relates to our two fiscal years ended on December 31, 2022 and 2021.

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change
	2022	2021	$	%
Sales	$-	$3,250,000	$(3,250,000)	-100%
Cost of sales	-	3,050,978	(3,050,978)	-100%
Operating expenses	10,425,183	10,103,543	321,640	3%
Loss from operation	(10,425,183)	(9,904,521)	(520,662)	5%
Net non-operating income (expense)	(1,450,572)	524,335	(1,974,907)	-377%
Loss before income taxes	(11,875,755)	(9,380,186)	(2,495,569)	27%
Income tax expense	2,968	3,239	(271)	-8%
Net Loss	(11,878,723)	(9,383,425)	(2,495,298)	27%
Other comprehensive gain (loss)	1,522,184	(141,930)	1,664,114	-1172%
Total comprehensive loss	$(10,356,539)	$(9,525,355)	$(831,184)	9%

Revenue. Our sales were $0 for the year ended December 31, 2022, as compared to the $3,250,000 for the year ended December 31, 2021. Our total revenue of $3,250,000 for the year ended December 31, 2021 consisted of the sales of ground antenna units of $1,440,000 to a related party and sales of network hardware of $1,810,000 to a non-related party.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $3,050,978 for the years ended December 31, 2022 and 2021, respectively. The cost of sales for the year ended December 31, 2022 was $0 as we did not have product sales during this period. The cost of sales for the year ended December 31, 2021 was $3,050,978 as we sold ground antenna units to a related party in the amount of $1,243,878 and network hardware to a non-related party in the amount of $1,807,100.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $321,640 to $10,425,183 for the year ended December 31, 2022, from $10,103,543 for the year ended December 31, 2021. Such increase was mainly due to the increase in payroll and related expenses, professional fees, and R&D expenses in the amount of $1,585,415, $931,481, $530,740, respectively, which was offset by the decrease in stock-based compensation expense, equipment leasing, accounting, insurance expense, consulting fees, and legal expense in the amount of $1,400,211, $300,000, $240,828, $382,865, $512,293, and $297,724 respectively.

Net non-operating income (expense). We had $1,450,572 net non-operating loss for year ended December 31, 2022 as compared to $524,335 in net non-operating income for the year ended December 31, 2021. Net non-operating loss of loss of foreign currency exchange loss of $1,587,157, bond issuance cost of $483,495, offset by other income of $740,315. Net non-operating income for the year ended December 31, 2021, primarily consisted of unrealized gain from long-term investment of $972,722, gain on disposal of investment of $306,848, gain on foreign exchange of $188,020, which was offset by the financing cost from bonds issuance of $942,375 and net interest expense of $79,297.

Loss before income taxes. Our loss before income tax is 11,875,755 for the year ended December 31, 2022 as compared to the loss of $9,380,186 for the year ended December 31, 2021, an increase of $2,495,569, or 27%, as a result of the factors described above.

Income tax expense (benefit). Income tax expense decreased by $271 to $2,968 for the year ended December 31, 2022, from an income tax expense of $3,239 for the year ended December 31, 2021. The income tax expenses were mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $831,184, or 9%, to $10,356,539 for the year ended December 31, 2022, from $9,525,355 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $6,878,362 and restricted cash of $3,228,558. We have financed our operations primarily through cash proceeds from financing activities, including from our 2022 Offering, the issuance of convertible notes.

The following table provides detailed information about our net cash flow:

Cash Flow

	Years Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(11,094,249)	$(1,963,824)
Net cash used in investing activities	(2,763,317)	(76,950)
Net cash provided by financing activities	19,006,704	1,676,926
Net increase (decrease) in cash and restricted cash	5,149,138	(363,848)
Cash and restricted cash at beginning of year	3,288,813	3,794,591
Foreign currency translation effect on cash and restricted cash	1,663,969	(141,930)
Cash and restricted cash at end of year	$10,101,920	$3,288,813

Operating Activities

Net cash used in operating activities was $ 11,094,249 for the year ended December 31, 2022, as compared to $1,963,824 for the year ended December 31, 2021. In addition to the net loss of $11,878,723, the increase in net cash used in operating activities during the year ended December 31, 2022 was mainly due to increase in other receivable-related parties, other receivable-others and prepaid expense and decrease in other payable – related party – of $303,954, $118,257, $3,336,327, $353,933, respectively, offset by the decrease in accounts receivable, increase in accounts payable, prepaid from customer -related party and other payable – others of $136,800, $397,387, $1,258,786, and $573,895, respectively. In addition to the net loss of $9,383,425, the increase in net cash used in operating activities during the year ended December 31, 2021 was mainly due to increase in accounts receivable and prepaid expense and decrease in accounts payable and other payable – others of $136,800, $388,828, $309,712 and $281,535, respectively, offset by the decrease in inventories, increase in accrued expenses and other payable – related parties of $1,824,273, $1,322,637, and $243,214 respectively.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was mainly due to the purchase of short-term investment of $1,138,952, purchase of property and equipment of $1,306,610. The net cash used in investing activities for the year ended December 31, 2022 was $2,763,317 as compared to $76,950 for the year ended December 31, 2021. The net cash used in investing activities for the year ended December 31, 2021 was mainly due to purchase of property and equipment of $163,862, which was offset by proceeds from disposal of trading security of $101,547.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2022 and 2021 was $19,006,704 and $1,676,926, respectively. Net cash provided by financing activities for the year ended December 31, 2022 was mainly attributable to the net proceeds from proceeds from long-term notes of $18,849,200. Net cash provided by financing activities for the year ended December 31, 2021 was mainly attributable to proceeds from short-term loan of $1,106,666 and issuing of common stock for warrants exercise of $592,800.

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by our Taiwan land parcel which we recently purchased. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are now waiting for title to the Taiwan land parcel to be transferred to Aerkomm Taiwan now that Aerkomm Taiwan has completed the satellite ground station licensing process. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also initially agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. On April 25, 2022, the Lenders amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of May 15, 2023, we have drawn down approximately $337,357 (approximately NTD 10,370,000) under the Loans from one of the Lenders.

On July 10, 2018, in conjunction with our agreement to acquire the Taiwan land parcel, we entered into a binding letter of commitment with Metro Investment Group Limited, or MIGL, pursuant to which we agreed to pay MIGL an agent commission of four percent (4%) of the full purchase price of the Taiwan land parcel, equivalent to approximately US$1,387,127, for MIGL’s services provided with respect to the acquisition. Under the terms of the initial agreement with MIGL, we agreed to pay this commission no later than 90 days following payment in full of the Taiwan land parcel purchase price. In May 2019 and December 2021, we amended the binding letter of commitment with MIGL to extend the payment to be paid after the full payment of the Land acquisition price until no later than June 30, 2022. If there is a delay in payment, we shall be responsible for punitive liquidated damages at the rate of one tenth of one percent (0.1%) of the commission per day of delay with a maximum cap to these damages of five percent (5%). Under applicable Taiwanese law, the commission was due and payable upon signing of the letter of commitment even if the contract is cancelled for any reason and the acquisition is not completed. We have recorded the estimated commission to the cost of land and will be paying the amount no later than December 31, 2022.

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

Payments of principal, premium, interest and any payments thereof in respect of the Credit Enhanced Bonds have the benefit of a bank guarantee denominated in U.S. dollars and issued by Bank of Panhsin Co., Ltd., based in Taiwan. Unless previously redeemed, converted or repurchased and canceled, the Credit Enhanced Bonds will be redeemed on December 2, 2025 at 105.11% of their principal amount and the Coupon Bonds will be redeemed on December 2, 2025 at 100% of their principal amount plus any accrued and unpaid interest. The Coupon Bonds will bear interest from and including December 2, 2020 at the rate of 7.5% per annum. Interest on the Coupon Bonds is payable semi-annually in arrears on June 1 and December 1 each year, commencing on June 1, 2021. Unless previously redeemed, converted or repurchased and cancelled, the Bonds may be converted at any time on or after December 3, 2020 up to November 20, 2025 into shares of Common Stock of the Company with a par value US$0.001 each (such shares of Common Stock, the “Conversion Shares”). The initial conversion price for the Bonds is US$13.30 per Conversion Share and is subject to adjustment in specified circumstances. Please refer to our Current Report on Form 8-K filed with SEC on December 4, 2020.

The Company has not generated significant revenues, excluding non-recurring revenues in 2022 and 2021, and will incur additional expenses as a result of being a public reporting company. Currently, we have taken measures that management believes will improve our financial position by financing activities, including short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders and our expectations for our ability to raise funds in the near term, we believe our working capital will be adequate to sustain our operations for the next twelve months.

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

On December 7, 2022, we entered into an investment conversion and bond purchase agreement (the “Agreement”) with World Praise Limited, a Samoa registered company (“WPL”). Pursuant to the terms of this agreement, (i) a subscription for the common stock of the Company in the amount of $3,175,200 which was entered into between WPL and the Company on June 28, 2022 and funded (the “June Subscription”), (ii) a subscription for the common stock of the Company in the amount of $5,674,000 which was entered into between WPL and the Company on September 15, 2022 and funded (the “September Subscription”), and (iii) a subscription for the capital stock of MEPA Labs, Inc. (“MEPA”), a wholly owned subsidiary of the Company, in the amount of $4,324,000which was entered into between MEPA and the Company on June 28, 2022 and funded (the “MEPA Subscription,” and together with the June Subscription and the September Subscription, the “WPL Subscriptions”), the WPL Subscriptions in the aggregate totaling $13,173,200, were converted into loans to the Company evidenced by that certain convertible bond of the Company in favor of WPL and dated December 7, 2022 (the “Convertible Bond”).

In addition, and as indicated in the Agreement, WPL agreed to lend an additional $10,000,000 to the Company under the Convertible Bond (the “New Loan”) and to cap the aggregate amount of loans to the Company under the Convertible Bond, including the New Loan, the WPL Subscriptions and any future advances under the Convertible Bond, at $30,000,000.

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 7, 2022. The Convertible Bond carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Bond maturity date, December 7, 2024. The Convertible Bond is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Bond), the Convertible Bond shall become immediately payable in full. The Convertible Bond, along with accrued interest, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

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

Capital expenditures for the years ended December 31, 2022 and 2021 were $1,524,652 and $148,921, respectively.

We anticipate an increase in capital spending in fiscal year 2023 and estimate that capital expenditures will range from $10 million to $40 million as we will begin airborne equipment installations and continue to execute our expansion strategy.

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

Concentrations of Credit Risk

Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2022 and 2021, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $6,153,000 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,460,000 and $3,106,000 as of December 31, 2022 and December 31, 2021, respectively.

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

We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2022 and 2021.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. Our long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2022 and 2021.

Revenue Recognition

During 2019, we adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, we identify a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Our revenue for the year ended December 31, 2022 was the satellite service income.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2022 and 2021, the Company incurred $530,740 and $0 of research and development costs, respectively.

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

Intangibles

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, under which goodwill shall be tested at least annually for impairment at a level of reporting referred to as a reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019. The Company adopted ASU 2017-04 as of December 31, 2020 and the adoption does not have significant impact on our consolidated financial statements as of and for the years ended December 31, 2022 and 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2022 and 2021 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2022, our internal control over financial reporting was not effective due to the following material weakness:

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2022 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Jeffrey Wun	58	President, Chief Technology Officer and Director
Louis Giordimaina	66	Chief Executive Officer, Interim Chief Financial Officer and Director
Georges Caldironi	66	Chief Operating Officer
Richmond Akumiah	69	Director
Raymond Choy	42	Director
Chih-Ming (Albert) Hsu	47	Director
Colin Lim	60	Director
Jan-Yung Lin	62	Secretary and former Director
Jeff T. C. Hsu	59	Director

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

Louis Giordimaina. Mr. Giordimaina was appointed as our Chief Executive Officer by our board of directors on March 22, 2020 and was appointed as our Chainman by our board of directors on October 7, 2021. Mr. Giordimaina was appointed our Interim Chief Financial Officer on September 1, 2022. Prior to joining our company, Mr. Giordimaina served as Chief Operating Officer-Aviation of Aircom from May 25, 2018 until November 1, 2019, and of Aerkomm Malta from November 1, 2019 until March 22, 2020, the date of his being appointed as our Chief Executive Officer by the Board. Mr. Giordimaina joined Aircom as a consultant in June 2017. Mr. Giordimaina is an experienced aviation executive with more than 40 years of experience in airline executive management, operations, Maintenance and Repair Organizations (MROs), aircraft purchasing from aircraft manufacturers, sales and leasing with major aircraft lessors. Prior to joining the Company, Mr. Giordimaina served as Chief Executive Officer of Air Malta in 2014, the national airline of Malta, as well as CEO of Lufthansa Technik Malta from 2002 to 2011. He joined Air Malta’s engineering department in 1975 as an aircraft engineer where he occupied various positions in Air Malta’s engineering department with additional active roles in Air Malta relating to airline strategic planning, aircraft purchasing and deliveries from Airbus Industrie, Boeing and British Aerospace, aircraft leasing from various international aircraft lessors and aircraft contract negotiations. In 1994, he was appointed as the first Maltese Chief Engineer of Air Malta. Mr. Giordimaina was instrumental in setting up Lufthansa Technik Malta, a Joint Venture between Lufthansa Technik and Air Malta, of which he was appointed Chief Executive Officer and Director in 2002. In 2006, he spearheaded Lufthansa Technik Malta’s expansion to become one of the major worldwide MRO players, based in the centre of the Mediterranean. He occupied the position of CEO until September 2011, after which he remained as member of the board of directors of that company until September 2013. He currently serves as a Director of GY Aviation Lease (Malta) Ltd which provides aircraft financing and leasing. He also served as the General Manager, the Accountable Manager and a director of Hyperion Aviation, where he worked from May 2016 to September 2017, managing a fleet of private jet aircraft; he served in similar capacities at EuroJet Ltd., from January 2015 to April 2016; and he served for a number of years as a director of Tailwind Leasing Company and Peregrine Aviation Leasing Company based in Shannon, Ireland. An aircraft engineer by profession, Mr. Giordimaina also obtained an Engineering Business Management degree from Warwick University, UK. He is a Fellow of the Royal Aeronautical Society.

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

Jan-Yung Lin. Mr. Jan-Yung Lin, who served as a member of our board of directors since February 2017 resigned from that position on May 5, 2023. Mr. Lin served as Aircom’s President from June 2017 to February 2019, as Aircom’s Chief Executive Officer from February 2015 to October 2016, as Aircom’s Chief Operating Officer from September 2014 to February 2015, and as a director of Aircom since September 2014. Mr. Lin has practiced corporate and business law at Concorde Law PC as a solo practitioner since 2012. Prior to that Mr. Lin was the General Counsel and Chief Financial Officer of EMG Properties, Inc. in California. Prior to that Mr. Lin was a corporate associate of Goodwin Proctor LLP. Mr. Lin graduated magna cum laude from Cornell Law School with a J.D. degree and an LL.M. degree in International and Comparative Law. Mr. Lin received an M.B.A. degree from the University of California, Berkeley and a Bachelor’s degree from the National Taiwan University. Mr. Lin was selected to serve as a member of our board of directors due to his legal background.

Jeff T. C. Hsu. Mr. Hsu earned a PH. D in Electrical and Computer Engineering from the University of Texas at Austin in 1991. After earning this degree, Mr. Hsu accepted an engineering position at Motorola Inc. followed by a managerial position at Applied Materials Inc. With more than twenty years’ experience in semiconductor and TFT LCD application and manufacturing processes, Mr. Hsu focused his skill set toward display panel manufacturing becoming the foremost expert in the industry. Highlights of Mr. Hsu’s extensive list of professional accomplishments include founding Chimei Electronics Inc., one of the first TFT LCD companies in Taiwan. After that, he successfully founded Jemitek Electronics which merged with Innolux within 3 years. In 2010, he was able to successfully merge Innolux, Chimei and Toppoly Electronics Corp. to create the largest LCD conglomerate in Taiwan at the time. In 2013, Mr. Hsu was invited by Innovation Network Corporation of Japan as a strategic advisor to contribute his expertise on business and investment to Japan Display Inc. In 2018-2020, Mr. Hsu was able to successfully raise a 900M fund for Japan Display Inc. From 2021 up to present, Mr. Hsu holds a board seat at Sharp Corp.and continues to actively advise on investment strategies for companies across various industries. Mr. Hsu was appointed as a member of our board of directors on May 5, 2023.

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

Board Composition and Committees

Our board of directors is comprised of seven members: Jeffrey Wun, Louis Giordimaina, Raymond Choy, Chih-Ming (Albert) Hsu, Richmond Akumiah, Colin Lim and Jeff Hsu. Our board of directors has determined that Messrs. Choy, Akumiah and Lim are independent directors as that term is defined in the rules of the Nasdaq Stock Market. Each of Messrs. Choy, Lim and Akumiah are members of all of our standing committees.

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

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the reporting period ended December 31, 2022 were timely filed. One of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina, Chief Executive Officer and Interim Chief Financial Officer(2)	2022	567,999	460,157	71,088	1,099,244
	2021	565,588	547,601	96,016	1,209,205
Georges Caldironi (4)	2022	265,066	522,000	33,648	820,714
	2021	214,021	26,238	-	240,259
Jeffrey Wun, President and Chief Technology Officer (5)	2022	192,301	-	-	192,301
	2021	160,000	-	-	160,000
Jan-Yung Lin, Secretary (6)	2022	60,000	-	-	60,000
	2021	120,000	-	-	120,000
Y. Tristan Kuo, former CFO(3)	2022	231,250	-	-	231,500
	2021	185,000	-	-	185,000

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer. On August 29, 2022, Mr. Giordimaina was also appointed as our interim Chief Finance Officer.

(3)	Mr. Kuo served as our Chief Financial Officer from April 10, 2017 to August 29, 2022.

(4)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020. The option awards were granted to AA Twins, which is controlled by Mr. Caldironi, according to the consulting agreement.

(5)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Executive Officer from December 31, 2017 to March 22, 2020. He also currently serves as the Chief Technology Officer of Aircom and was appointed as our Chief Technology Officer on March 22, 2020.

(6)	Mr. Lin resigned as a Director on May 5, 2023.

Employment Agreements

Louis Giordimaina

Pursuant to the terms of his employment agreement, we agreed to pay Mr. Giordimaina an annual salary of €540,000, or $567,999. A bonus will be considered, comparable to those that may be offered to other executives once a satisfactory revenue stream is established at Aircom as a result of Mr. Giordimaina’s efforts. Mr. Giordimaina was granted options on 18,750 shares of common stock of the Company each calendar quarter, at the prevailing market price on Euronext at the time of grant in accordance with the equity incentive plan of the Company. These options will vest when issued. We will cover and pay any premium up to a maximum of €2,500, or $2,830, per annum for any international private health insurance which Mr. Giordimaina may have in place from time to time covering Mr. Giordimaina and his wife; we will pay Mr. Giordimaina the sum of €6,000, or $6,408, per year to any private pension fund scheme/s designated by Mr. Giordimaina, we will pay Mr. Giordimaina €18,000, or $19,224, per annum as an allowance for a leased car and fuel expenses, to be paid in equal monthly instalments, we will provide Mr. Giordimaina with a mobile telephone for his business use, as well as a lap top computer and an iPad, and we will reimburse Mr. Giordimaina for all actual, necessary and reasonable expenses incurred by him in the course of his performance of services for the Company. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Giordimaina from competing with us during his employment, and from soliciting any of our employees or consultants for a period of one year after his employment end. If Mr. Giordimaina’s employment is terminated by us without cause, he shall be entitled to one-half of his full salary for the remainder of the initial three-year term of his agreement.

Outstanding Equity Awards Fiscal Year Ended December 31, 2022 and 2021

As of December 31, 2022 and 2021, Mr. Kuo, our former Chief Financial Officer, had options outstanding and exercisable for 196,350 and 196,350 shares of our common stock, at an average exercise price of $11.51 and $11.51 per share, respectively. As of December 31, 2022 and 2021, Mr. Wun had options outstanding and exercisable for 23,141 and 23,141 shares of our common stock at an average exercise price of $9.66 and $9.66 per share, respectively. As of December 31, 2022 and December 31, 2021, Mr. Giordimaina had options outstanding and exercisable for 366,099 and 291,099 shares of our common stock at an average exercise price of $6.56 and $6.21 per share. As of December 31, 2022 and 2021, Mr. Caldironi had options outstanding and exercisable for 99,676 and 24,676 shares of our common stock at an average exercise price of $8.91 and $8.82 per share, respectively. As of December 31, 2022 and 2021, Mr. Lin had options outstanding and exercisable for 19,605 and 19,605 shares of our common stock at an average exercise price of $10.33 and $10.33 per share, respectively.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Louis Giordimaina	December 31, 2022	18,750	-	-	$4.26	12/01/2032
	December 31, 2022	18,750	-	-	$6.42	09/01/2032
	December 31, 2022	18,750	-	-	$8.94	06/01/2032
	December 31, 2022	18,750	-	-	$12.10	03/01/2032
	December 31, 2022	18,750	-	-	$2.72	12/01/2031
	December 31, 2022	150,000	-	-	$3.89	10/21/2031
	December 31, 2022	18,750	-	-	$4.12	09/01/2031
	December 31, 2022	43,599	-	-	$8.30	12/11/2030
	December 31, 2022	30,000	-	-	$3.96	07/02/2029
	December 31, 2022	30,000	-	-	$20.50	05/25/2028
	December 31, 2021	18,750	-	-	$2.72	12/01/2031
	December 31, 2021	150,000	-	-	$3.89	10/21/2031
	December 31, 2021	18,750	-	-	$4.12	09/01/2031
	December 31, 2021	43,599	-	-	$8.30	12/11/2030
	December 31, 2021	30,000	-	-	$3.96	07/02/2029
	December 31, 2021	30,000	-	-	$20.50	05/25/2028
Y. Tristan Kuo	December 31, 2022	16,350	-	-	$8.30	12/11/2030
	December 31, 2022	120,000	-	-	$3.96	07/02/2029
	December 31, 2022	60,000	-	-	$27.50	06/23/2027
	December 31, 2021	16,350	-	-	$8.30	12/11/2030
	December 31, 2021	120,000		-	$3.96	07/02/2029
	December 31, 2021	60,000	-	-	$27.50	06/23/2027
Georges Caldironi	December 31, 2022	75,000	-	-	$8.94	06/01/2032
	December 31, 2022	2,000	-	-	$9.90	12/31/2031
	December 31, 2022	2,000	-	-	$7.25	12/29/2030
	December 31, 2022	18,676	-	-	$8.30	12/11/2030
	December 31, 2022	2,000	-	-	$14.20	02/29/2030
	December 31, 2021	2,000	-	-	$9.90	12/31/2031
	December 31, 2021	2,000	-	-	$7.25	12/29/2030
	December 31, 2021	18,676	-	-	$8.30	12/11/2030
	December 31, 2021	2,000	-	-	$14.20	02/29/2030
Jeffrey Wun	December 31, 2022	14,141	-	-	$8.30	12/11/2030
	December 31, 2022	6,000	-	-	$3.96	07/02/2029
	December 31, 2022	3,000	-	-	$27.50	06/23/2027
	December 31, 2021	14,141	-	-	$8.30	12/11/2030
	December 31, 2021	6,000	-	-	$3.96	07/02/2029
	December 31, 2021	3,000	-	-	$27.50	06/23/2027
Jan-Yung Lin	December 31, 2022	10,605	-	-	$8.30	12/11/2030
	December 31, 2022	6,000	-	-	$3.96	07/02/2029
	December 31, 2022	3,000	-	-	$30.25	06/23/2022
	December 31, 2021	10,605	-	-	$8.30	12/11/2030
	December 31, 2021	6,000	-	-	$3.96	07/02/2029
	December 31, 2021	3,000	-	-	$30.25	06/23/2022

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of May 15, 2023 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 44043 Fremont Blvd., Fremont, CA 94538.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jeffrey Wun, Chairman, President and Chief Technology Officer(3)	Common Stock	819,348	8.07%
Louis Giordimaina, Chief Executive Officer and Director(4)	Common Stock	384,849	3.90%
Georges Caldironi, Chief Operating Officer(5)	Common Stock	99,676	1.01%
Richmond Akumiah, Director(6)	Common Stock	25,019	*
Raymond Choy, Director(7)	Common Stock	31,875	*
Chih-Ming (Albert) Hsu, Director(8)	Common Stock	728,481	7.38%
Colin Lim, Director(9)	Common Stock	118,455	1.20%
Jan-Yung Lin, Secretary (10)	Common Stock	482,008	4.88%
Jeff T. C. Hsu, Director	Common Stock	[*]	[*] %
All officers and directors as a group (11 persons named above)	Common Stock	3,881,249	39.33%

dMedia Inc (11)	Common Stock	2,237,428	22.67%
Sheng-Chun Chang(12)	Common Stock	1,397,909	14.16%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 9,869,165 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of May 15, 2023. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 447,486 shares of our common stock held directly; (ii) 23,141 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options; and (iii) 2,237,428 shares of our common stock owned by Dmedia Holding LP. Through his ownership interest in Dmedia Holding LP, Mr. Wun indirectly beneficially owns 348,721 shares of our common stock held by Dmedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 1,888,707 shares of our common stock held by Dmedia Holding LP.

(4)	Consists of 384,849 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 18,676 shares held directly and 6,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(6)	Consists of 25,019 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(7)	Consists of 31,875 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(8)	Represents (i) 3,312 shares of our common stock held directly by Mr. Hsu and (ii) 28,000 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options (iii) 2,237,428 shares of our common stock owned by Dmedia Holding LP. Through his ownership interest in in Dmedia Holding LP, Mr. Hsu indirectly beneficially owns 697,169 shares of our common stock held by Dmedia Holding LP. Mr. Hsu disclaims beneficial ownership of the remaining 1,540,259 shares of our common stock held by Dmedia Holding LP.

(9)	Consists of 118,455 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(10)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 19,605 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options. Does not include 348,731 shares of our common stock owned by Mr. Lin through his approximately 15.57% ownership interest in Dmedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(11)	dMedia Inc. (formerly named dMedia Holding LP) was changed to C Corporation in 2022. Therefore, it is no longer that Mr. Wun has sole voting and dispositive power over these shares of our common stock.

(12)	Consists of (i) 881,500 shares of common stock held by Well Thrive Limited; (ii) 293,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang; and (iii) 72,752 of our common stock which Mr. Chang has the right to acquire within 60 days through the exercise of vested warrants (but does not include 451,127 shares of our common stock issuable upon the exercise of warrants not exercisable within 60 days). Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,970,368	$9.9724	1,004,504
Equity compensation plans not approved by security holders	-	$-	-
Total	1,970,368	$9.9724	1,004,504

Equity Compensation Plan Information

On May 5, 2017, we established our 2017 Equity Incentive Plan (“the Plan”). The Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the Plan was approved by the board of directors on June 26, 2017. The Plan was approved by our stockholders at our annual meeting in 2018. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, as amended, is 2,000,000 shares. On October 21, 2021, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,400,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,004,504 shares available for grant under the Plan as of Dec 31, 2022; 1,391,5509 shares of our common stock are issuable upon the exercise of options to be issued under the Plan to holders of Aircom options assumed by us as a result of the closing of the reverse acquisition with Aircom; and options exercisable for 1,279,688 shares of our common stock have been approved by our board of directors for grants to certain of our officers, directors, employees and service providers.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

In May 2019, two of our shareholders (the “Lenders”) each committed to provide to us a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) we purchased in Taiwan. The Lenders also initially agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in the subsidiary, Aerkomm Taiwan, to pay the outstanding payable to our vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of May 15, 2023, we have borrowed approximately $190,000 (NTD 5,640,000) under the Loans from one of the Lenders.

On May 11, 2020, Aircom entered into a binding product purchase agreement with Ejectt (formerly known as Yuanjiu) for the purchase of 100 sets of the AERKOMM K++, AirCinema Cube for installation on the aircraft of Hong Kong Airlines. The total purchase amount under this agreement was $1,807,100 and the Company has paid 20% of the total amount, or US $180,710, as an initial deposit. On July 15, 2020, Aircom signed a second product purchase agreement with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid an additional 10% initial deposit ($180,710) on this agreement as well. Additionally, on December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of Ejectt, for business purposes in Taiwan relating to local operations. This purchase resulted in our owning approximately 10% of Ejectt. Albert Hsu, a member of our board of directors, is the Chairman of Ejectt. In the Stock Purchase Agreement, there was a restriction on the stock title transfer until May 13, 2021. On August 12, 2021, this restriction on the stock transfer was released and the stock title transfer process has been completed. On March 24, 2021, we purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392) from a related party. As of December 31, 2022 and December 31, 2021, this investment totaled approximately a 10%   ownership of Ejectt.

On December 29, 2022, Aerkomm, Chih-Ming (Albert) Hsu (“Mr. Hsu”), a director of our Company, and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”). Pursuant to the terms of the Equity Sales Contract, a copy of which is attached hereto as Exhibits 10.71 and 10.72, (i) the Company sold a majority interest consisting of 25,500,000 shares (the “Shares”) of Aerkomm Taiwan Inc., the Company’s then wholly-owned subsidiary (“Aerkomm Taiwan”), to the “Buyer for NT$255,000,000 (approximately US $8,300,000) and (ii) the Buyer is required to pay the full amount to Aerkomm within 180 days of signing the Equity Sales Contract. If the Buyer fails to make the payment, Aerkomm has the right to claim breach of contract, and Mr. Hsu, pursuant to a related pledge agreement (Exhibits 10.73 and 10.74) and trust agreement (Exhibits 10.75 and 10.76) will execute the rights under the instructions from the seller pursuant to the Pledge Agreement (as defined below). For purposes of these agreements, the parties have agreed to be bound by the laws of the Republic of China and agree that the Taipei District Court in Taiwan is the court of jurisdiction for initial trial.

The Buyer and Mr. Hsu have entered into a pledge agreement (the “Pledge Agreement”) on the same day to establish a security interest on the Shares as collateral to ensure payment of the full purchase price to Aerkomm and to fulfill obligations under the Equity Sales Contract. Pursuant to the terms of the Pledge Agreement, the security interest guarantees the creditor’s rights of Aerkomm, including compensation for damages, interest, delayed interest, fees related to breach of contract, and costs of preserving the collateral. The Buyer agrees to transfer the collateral to Mr. Hsu and to notify Aerkomm of the relevant information to register the pledge. Mr. Hsu may cancel the security interest after the Buyer pays the full purchase price to Aerkomm. The Buyer guarantees legal ownership of the collateral and agrees to fulfill the contract within a reasonable time period if there is any violation. Mr. Hsu may exercise his rights under the instruction from Aerkomm under the Pledge Agreement if the Buyer fails to make full payment. Additionally, Aerkomm may claim compensation for breach of the Equity Sales Contract. The Buyer cannot transfer, burden, or dispose of the collateral without written consent from Aerkomm or Mr. Hsu. The Buyer must deliver all derivative income from the collateral to Mr. Hsu.

On the same day, the Aerkomm and Mr. Hsu entered into an trust agreement (the “Trust Agreement”). Pursuant to the terms of the Trust Agreement, (i) Aerkomm will sell the Shares of Aerkomm Taiwan to the Buyer and (ii) to guarantee that the Buyer pays the full purchase price and fulfills its contractual obligations, the Buyer will pledge the Shares to Aerkomm’s designated trustee, Mr. Hsu. Aerkomm transferred the collateral, the Shares, to the Buyer within three (3) days after signing the Equity Sales Contract, and the Buyer also simultaneously established a NT$255,000,000 pledge on the Shares. After the Buyer pays the full purchase price to Aerkomm, Mr. Hsu will release the security interest. If the Buyer fails to pay the total purchase price, Mr. Hsu may exercise his right under the Pledge Agreement and Aerkomm may claim compensation for breach of contract.

The Buyer, dMobile System Co., Ltd., is a Taiwan based company owned by Sheng-Chun Chang, a more than 10% equity owner of Aerkomm.

The purpose of this transaction was to allow Aerkomm Taiwan to apply for a telecommunications license in Taiwan, which are only granted to Taiwanese majority owned companies.

The description above does not provide all of the terms and details of the Equity Sales Contract, Pledge Agreement and Entrustment Agreement, which documents are attached hereto as exhibits (originals in Mandarin and unofficial copies in English) and incorporated herein by reference.

Director Independence

Our board of directors has determined that Raymond Choy, Colin Lim and Richard Akumiah are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Audit Fees	$140,000	$140,000
Audit-Related Fees	150,000	150,000
Tax Fees	35,000	35,000
All Other Fees	40,000	40,000
TOTAL	$365,000	$365,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by WWC, P.C. for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 30, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
4.2	Convertible Bond dated December 7, 2022 issued to World Praise Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2022)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)

10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38†	Reserved
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41b	Amendment No 2 to Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated April 25, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 22, 2022)

10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)
10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)
10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)
10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019
10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)
10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)
10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)
10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)
10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)
10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)

10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)
10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)
10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)
10.64	Joint Venture Agreement between the Company and Sakai Display Products Corporation dated January 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2022)
10.65	Independent Contractor Agreement with Y. Tristan Kuo dated August 29, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2022)
10.66	Stock Purchase Agreement dated September 4, 2022 by and between Aerkomm Inc. and Sakai Display Products Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.67	Subscription Agreement dated June 28, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.68	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.69	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.70	Investment Conversion and Bond Purchase Agreement dated December 7, 2022 by and between Aerkomm Inc. and World Praise Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022)
10.71*	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement)
10.72*	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation)
10.73*	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement)
10.74*	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation)
10.75*	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement)
10.76*	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation)
10.77*	Nonbinding Cooperation Agreement between New Sky Satellites B.V. (SES) and Aerkomm Inc. dated January 10, 2022
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Transition Report on Form 10-KT filed on April 1, 2019)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Taiwan MODA Satellite License (Original)
99.2*	Taiwan MODA Satellite License (Unofficial English Translation)
99.3*	Taiwan National Communications Commission License (Original)
99.4*	Taiwan National Communications Commission License (Unofficial English Translation)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 and 2021

Audited Consolidated Financial Statements for the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Aerkomm Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aerkomm, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Prepaid expenses

We assessed the valuation, and disclosure of the prepaid expenses as a critical audit matter. As discussed in Note 6 to the consolidated financial statements, as of December 31, 2022, the Company’s total of prepaid expenses totaled $8.026 million which was quantitatively material to the financial statements as a whole, and the account required challenging, subjective, and complex judgment and assumptions regarding the estimation of future cash flows derived from successfully completing projects related to the Company’s new products.

Our principal audit procedures performed to address the recoverability and carrying value of the prepaid expenses and related impairment, if any, included the following:

Vouch payments to corroborate the existence of the asset

Perform independent confirmation of the status of projects with outside parties

Enquire of management of the status of certain projects

Reviewed management’s forecast based on the progress of projects

The accounts relevant to this critical audit matter include the value of the prepaid expense and related impairment expense, if any, and the related disclosure in the accompanying notes to the financial statements.

Prepayments for Land

We assessed the existence, rights, valuation, and disclosure of the prepayments for land as a critical audit matter. As discussed in Note 7 to the consolidated financial statements, as of December 31, 2022, the Company’s total of prepayments for land was $34 million which was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions regarding the estimation of its future cash flows to determine that the balance is reasonable and not materially misstated.

Our principal audit procedures performed to address the carrying value of the prepayments for land and related the impairment, if any, included the following:

Vouch payments to corroborate the existence of the asset

Perform independent confirmation to verify the rights and further corroborate the existence over the land

Reviewed and valuation reports regarding the land

Performed independent research on the value of the land which including research of the relevant laws and regulations that govern the piece of land related to the prepayments

Reviewed management’s forecast regarding the use of the land and how it is expected to help generate cash flows for the Company; this included reviewing assumptions and variables within management’s forecasts

The accounts relevant to this critical audit matter include the gross value of the prepayments for land and impairment expense, if any, and the related disclosure in the accompanying notes to the financial statements.

Goodwill

We assessed the valuation, and disclosure of goodwill as a critical audit matter. As discussed in Note 10 to the consolidated financial statements, as of December 31, 2022, the Company’s goodwill was $4.561 million which was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows derived from business acquired at a premium.

Our principal audit procedures performed to address the carrying value of the goodwill and related impairment, if any, included the following:

Gain an understanding of management’s methodology and model to assessing its goodwill

Review the underlying logic and reasonableness of management model

Assess and test the assumptions and inputs that comprise management’s model

The accounts relevant to this critical audit matter include the value of the goodwill and related impairment expense, if any, and the related disclosure in the accompanying notes to the financial statements.

Convertible bonds and convertible notes

We assessed the carrying value and disclosure of convertible bonds and convertible notes as a critical audit matter. As discussed in Note 14 and 15 to the consolidated financial statements, as of December 31, 2022, the Company’s convertible bonds and convertible notes were $9.137 million and $23.173 million, respectively which were quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions regarding valuation and allocation of discounts result from original issuance discounts or discounts arising from embedded derivatives.

Our principal audit procedures performed to address the carrying value arising from the allocation of debt discounts and related debt discount amortization, if any, included the following:

Gain an understanding of management’s methodology and model to bifurcate and fair value allocate original issuance discounts and discounts arising from embedded derivatives.

Review the appropriateness of the financial models employed to value embedded derivatives.

Vouched the inputs and assessed the assumptions of the financial models.

Reperform the calculation of the fair value financial models

Review the accounting entries and accretion tables to determine that modeled information has been properly recorded to the Company’s books.

The accounts relevant to this critical audit matter include the carrying value of the convertible bonds and convertible notes and related debt discount amortization expense, if any, and the related disclosure in the accompanying notes to the financial statements.

/s/ WWC, P.C.

WWC, P.C.

PCAOB ID: 1171

We have served as the Company’s auditor since 2022.

San Mateo, CA

July 6, 2023

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31,
	2022	2021
Assets
Current Assets
Cash	$6,878,362	$38,695
Short-term investment	2,009,238	994,549
Account receivable – related party	-	136,800
Inventories, net	1,366,282	1,366,282
Prepaid expenses	8,026,453	4,055,087
Other receivable – related parties	308,544	4,590
Other receivable – others	119,683	1,426
Other current assets	32,666	10,128
Total Current Assets	18,741,228	6,607,557
Long-term investment	4,572,243	4,740,784
Property and Equipment, net
Cost	4,011,883	2,968,265
Accumulated depreciation	(2,486,836)	(1,923,438)
	1,525,047	1,044,827
Prepayment for land	35,748,435	35,861,589
Prepayment for equipment	458,998	17,889
Net Property and Equipment	37,732,480	36,924,305
Other Assets
Restricted cash	3,223,558	3,250,118
Intangible asset, net	1,402,500	1,897,500
Goodwill	4,561,037	1,475,334
Right-of-use assets, net	92,451	177,994
Deposits	315,015	117,146
Total Other Assets	9,594,561	6,918,092
Total Assets	$70,640,512	$55,190,738

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related party	$337,357	$550,459
Short-term loan – others	978,896	1,083,273
Accounts payable	1,950,939	1,564,627
Accrued expenses	2,433,400	2,884,846
Other payable – related parties	340,467	694,400
Other payable – others	5,017,040	4,344,798
Prepayment from customer – related party	1,258,786	-
Long-term loan – current	11,271	11,334
Lease liability – current – related party	-	55,025
Lease liability – current – others	131,181	332,483
Total Current Liabilities	12,459,337	11,521,245
Long-term Liabilities
Convertible long-term bonds payable	9,137,006	8,653,511
Convertible long-term note payable	23,173,200	-
Long-term loan – non-current	5,027	18,054
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current – related party	-	-
Lease liability – non-current – others	35,172	62,652
Restricted stock deposit liability	1,000	1,000
Total Long-term Liabilities	33,113,405	9,497,217
Total Liabilities	45,572,742	21,018,462
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2022 and 9,715,889 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2021	9,720	9,716
Additional paid in capital	79,078,005	77,825,976
Accumulated deficits	(53,645,981)	(41,767,258)
Accumulated other comprehensive loss	(373,974)	(1,896,158)
Total Stockholders’ Equity	25,067,770	34,172,276
Total Liabilities and Stockholders’ Equity	$70,640,512	$55,190,738

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Sales – related party	$-	$1,440,000
Sales - others	-	1,810,000

Total Sales	-	3,250,000

Cost of goods sold – related party	-	1,243,878
Cost of goods sold - others	-	1,807,100

Total Cost of Goods Sold	-	3,050,978

Gross Margin	-	199,022

Operating Expenses	10,425,183	10,103,543

Loss from Operations	(10,425,183)	(9,904,521)

Non-Operating Income (Loss)
Unrealized investment gain (loss)	(50,713)	972,722
Foreign currency exchange gain	(1,587,157)	188,019
Other income	740,315	68,084
Bond issuance cost	(483,495)	(942,375)
Impairment loss	-	-
Other gain (loss), net	(69,522)	237,885

Net Non-Operating Income (Loss)	(1,450,572)	524,335

Loss Before Income Taxes	(11,875,755)	(9,380,186)

Income Tax Expense	2,968	3,239

Net Loss	(11,878,723)	(9,383,425)

Other Comprehensive Loss
Change in foreign currency translation adjustments	1,522,184	(141,930)

Total Comprehensive Loss	$(10,356,539)	$(9,525,355)

Net Loss Per Common Share:

Basic	$(1.2036)	$(0.9726)
Diluted	$(1.2036)	$(0.9726)

Weighted Average Shares Outstanding - Basic	9,869,165	9,647,670
Weighted Average Shares Outstanding - Diluted	9,869,165	9,647,670

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Loss	Equity
Balance as of January 1, 2021	9,487,889	$9,488	$73,160,616	$(32,383,833)	$(1,754,228)	$39,032,043
Issuance of common stock	228,000	228	592,572	-	-	592,800
Stock compensation expense	-	-	2,619,331	-	-	2,619,331
Issuance of stock warrants	-	-	1,453,457	-	-	1,453,457
Net loss for the year	-	-	-	(9,383,425)	-	(9,383,425)
Foreign currency translation adjustments	-	-	-		(141,930)	(141,930)
Balance as of December 31, 2021	9,715,889	9,716	77,825,976	(41,767,258)	(1,896,158)	34,172,276
Issuance of common stock	4,114	4	32,908	-	-	32,912
Stock compensation expense	-	-	1,219,121	-	-	1,219,121
Revaluation of stock warrant	-	-	-	-	-	-
Net loss for the year	-	-	-	(11,878,723)	-	(11,878,723)
Foreign currency translation adjustments	-	-	-	-	1,522,184	1,522,184
Balance as of December 31, 2022	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(11,878,723)	$(9,383,425)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,069,692	1,047,467
Stock-based compensation	1,219,121	2,619,331
Consulting expense adjustment from change in fair value of warrants	-	1,453,457
Unrealized (gains) losses on trading security	50,713	(972,722)
Amortization of bonds issuance costs	483,495	942,375
Gain on disposal of property and equipment	-	(13,949)
Changes in operating assets and liabilities:
Accounts receivable	136,800	(136,800)
Inventories	-	1,824,273
Prepaid expenses	(3,336,327)	(388,828)
Other receivable - related parties	(303,954)	(2,598)
Other receivable - others	(118,257)	120
Other current assets	(22,538)	573
Deposits	(192,469)	2,290
Accounts payable	397,387	(309,712)
Accrued expenses	108,400	1,322,637
Prepayment from customer – related party	1,258,786	-
Other payable - related parties	(353,933)	243,214
Other payable - others	573,895	(281,535)
Operating lease liability	(186,337)	70,008
Net Cash Used in Operating Activities	(11,094,249)	(1,963,824)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	7,823	101,547
Proceeds from disposal of property and equipment	-	26,063
Purchase of property and equipment	(1,306,610)	(163,862)
Purchase of long-term investment	(325,578)	(40,000)
Purchase of short-term investment	(1,138,952)	(698)
Net Cash Used in Investing Activities	(2,763,317)	(76,950)

Cash Flows from Financing Activities
Proceeds from (repayment of) short-term loan	182,521	1,106,666
Proceeds from convertible long-term note payable	18,849,200	-
Proceeds from issuance of common stock	-	592,800
Repayment of long-term loan	(13,090)	(9,817)
Finance lease liability	(11,927)	(12,723)
Net Cash Provided by Financing Activities	19,006,704	1,676,926

Net (Decrease) Increase in Cash and Restricted Cash	5,149,138	(363,848)

Cash and Restricted Cash, Beginning of Year	3,288,813	3,794,591

Foreign Currency Translation Effect on Cash and Restricted Cash	1,663,969	(141,930)
Cash and Restricted Cash, End of Year	$10,101,920	$3,288,813

Supplemental disclosures of cash flow information:
Cash	$6,878,362	$38,695
Restricted cash	3,223,558	3,250,118
Total	$10,101,920	$3,288,813

Cash paid during the year for income taxes	$1,600	$3,239
Cash paid during the year for interest	$35,232	$32,686
Non-cash operating, investing and financing activities:
Other payable transferred to common stock	$32,912	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 - Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. Aerkomm’s common stock is quoted for trading on the OTC Markets Group Inc. OTCQX Market under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of Aerkomm’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). Aerkomm’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter Aerkomm’s share count, capital structure, or current common stock listing on the OTCQX, where it is also traded (in US dollars) under the symbol “AKOM.”

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

On June 13, 2018, Aerkomm established a then wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land and raise sufficient fund for ground station building and operate the ground station for data processing (although that cannot be guaranteed). On December 29, 2022, Aerkomm and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract pursuant to the terms of which Aerkomm sold a majority interest of 25,500,000 shares (the “Shares”) of Aerkomm Taiwan to the Buyer for NT$255,000,000 (approximately US $8,300,000).

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

December 31, 2022 and 2021

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

The Company’s common stock is quoted for trading on the OTC Markets Group Inc. OTCQX Market under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of the Company’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). The Company’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter the Company’s share count, capital structure, or current common stock listing on the OTCQX, the Company’s primary trading market for its common stock.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2022 and 2021, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $6,153,000 and $0, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,134,000 and $3,106,000 as of December 31, 2022 and December 31, 2021, respectively.

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

December 31, 2022 and 2021

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

Property and Equipment - Continued

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2022 and 2021.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 2 - Summary of Significant Accounting Policies - Continued

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term notes payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of December 31, 2022 and 2021.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2018. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy for recording interest and penalties associated with any uncertain tax positions is to record such items as a component of income before taxes. Penalties and interest paid or received, if any, are recorded as part of other operating expenses in the consolidated statement of operations.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 1,993,117 and 1,921,327 common stock equivalents, primarily stock options and warrants, for the year ended December 31, 2022 and 2021, respectively. For the fiscal years ended December 31, 2022 and 2021, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2022.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02 and eliminate the Troubled Debt Restructuring recognition and measurement guidance. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. (See Note 8) As of December 31, 2022 and December 31, 2021, this investment totaled approximately a 8% and 10% ownership of Ejectt.

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,138,952). Shinbao is a privately-held company in Taiwan. As of July 6, 2023, the stock title transfer is still under process.

As of December 31, 2022 and 2021, the fair value of the investment was as follows:

	December 31, 2022	December 31, 2021
Investment cost – Ejectt – short-term	$626,966	$694,544
Investment cost - Liquidity	70,817	24,354
Total Investment Cost	697,783	718,898
Appreciation in market value	172,503	275,651
Prepaid investment	1,138,952	-
Total	$2,009,238	$994,549

NOTE 5 - Inventories

As of December 31, 2022 and 2021, inventories consisted of the following:

	2022	2021
Satellite equipment for sale under construction	$1,366,282	$1,366,282
Supplies	3,944	5,125
	1,371,407	1,371,407
Inventory impairment	(3,944)	(5,125)
Net	1,366,282	1,366,282
Total	$1,366,282	1,366,282

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 6 - Prepaid Expenses

As of December 31, 2022 and 2021, prepaid expenses consisted of the following:

	2022	2021
Prepaid engineering expense	$7,536,409	$3,892,518
Prepaid professional expense	79,954	113,400
Others	410,090	49,169

Total	$8,026,453	$4,055,087

NOTE 7 - Property and Equipment, Net

For the years ended December 31, 2022 and 2021, the changes in cost of property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
December 31, 2021	340,121	36,382	275,410	1,854,027	378,603	83,721	2,968,264
Addition	1,081,803	-	-	-	-	-	1,081,803
Disposal	-	-	-	-	-	-	-
CTA	(2,227)				(35,957)		(38,184)
December 31, 2022	$1,419,697	$36,382	$275,410	$1,854,027	$342,646	$83,721	$4,011,883

In addition to the $4,011,883 and $2,968,264 total property and equipment as of December 31, 2022 and 2021, respectively, the Company also has prepayment for equipment in an amount of $458,998 and $17,889 as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the changes in accumulated depreciation for property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
December 31, 2021	$268,007	$26,714	$256,606	$1,205,117	$108,657	$58,337	$1,923,438
Addition	83,678	5,276	18,804	370,806	78,685	17,443	574,692
Disposal	-	-	-	-		-
CTA	(578)	(615)			(10,101)		(11,294)
December 31, 2022	$351,107	$31,375	$275,410	$1,575,923	$177,241	$75,780	$2,486,836

Depreciation expense was $563,399 and $552,467 for the years ended December 31, 2022 and 2021, respectively.

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of $34,474,462 in total. As of December 31, 2022 and December 31, 2021, the estimated commission payable for the land purchase in the amount of $1,387,127 was recorded to the cost of land and the payment to be paid after the full payment of the Land acquisition price no later than December 31, 2022. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of July 6, 2023, the qualified license applications are still in progress.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 8 - Long-term Investment

On August 20, 2021, the Company entered into Stock Subscription Agreement (or “Subscription Agreement”) with tz-Comm Inc. (or “tz-Comm”), a Nevada company, to purchase 40% of tz-Comm’s ownership with a cash payment of $40,000. The purpose of the Company’s investment in tz-Comm is to collaborate with the other shareholders in developing future business opportunities in the U.S. and Asia. The Company accounts for its investment in tz-Comm by the equity method of accounting under which the Company’s share of the net income of tz-Comm is reported in the Company’s income statement. As of December 31, 2021, the balance of net investment in tz-Comm was $36,386. On Nov 8, 2022, tz-Comm was sold to A-Cross International LTD. at its original cost of $40,000.

As of December 31, 2021 and 2022, 5,000,000 shares of Ejectt’s common stock were restricted.

Also on September 29, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase 2,670,000 shares of common stock of AnaNaviTek Corp. (AnaNaviTek) in a total amount of NT$40,050,000 (approximately $1,303,287). AnaNaviTek is a privately-held company in Taiwan. As of November 21, 2022, the Company has paid NT$10,005,000 (approximately $325,578) for 667,000 shares of AnaNaviTek stock and the stock title transfer for these shares has been completed. The Company expects to receive a valuation report on AnaNaviTek and will determine whether to purchase the remainder of the AnaNaviTek shares under the Stock Purchase Agreement once it has completed its review of the AnaNaviTek valuation report.

As of December 31, 2022 and 2021, the fair value of the long-term investment was as follows:

	December 31, 2022	December 31, 2021
Investment cost – Ejectt – long-term	$4,246,665	$4,704,398
Investment cost – AnaNaviTek	325,578	-
Investment - TZ-Comm	-	36,386
Net	$4,572,243	$4,740,784

NOTE 9 - Intangible Asset, Net

For the years ended December 31, 2022 and 2021, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2021	$4,950,000	$(2,557,500)	$2,392,500
Addition	-	(495,000)	(495,000)
December 31, 2021	4,950,000	(3,052,500)	1,897,500
Addition	-	(495,000)	(495,000)
December 31, 2022	$4,950,000	$(3,547,500)	$1,402,500

Amortization expense was $495,000 for each of the years ended December 31, 2022 and 2021.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Year ending December 31,
2023	$495,000
2024	495,000
2025	412,500

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 10 - Goodwill

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

As of December 31, 2022 and December 31, 2021, the goodwill were as follows:

	December 31, 2022	December 31, 2021
Gross amount	$4,561,037	$1,475,334
Accumulated Impairment	-	-
Net	$4,561,037	$1,457,334

No impairment loss on goodwill were recognized for the year ended December 31, 2022 and 2021.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of MEPA is calculated as follows;

Total purchase considerations	$100,000
Fair Value of tangible assets acquired:
Cash	482,247
Loan receivable	500,000
Prepaid expenses and other current assets	252,792
Property and equipment	218,042
Deposits	5,400
Total identifiable assets acquired	1,458,481

Fair value of liabilities assumed:
Accounts payable	11,075
Loan from stockholder	(4,324,000)
Other payable	(131,259)
Total liabilities assumed	(4,444,184)
Net identifiable liabilities assumed	(2,985,703)
Goodwill as a result of the acquision	$3,085,703

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

Weighted-average remaining lease term	2022	2021
Operating lease	1.50 Years	0.63 Years
Finance lease	1.85 Years	2.84 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 11 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of December 31, 2022 and 2021:

Operating Leases

	2022	2021
Right-of-use assets	$92,451	$177,994
Lease liability – current	$120,323	$376,027
Lease liability – non-current	$22,547	$36,639

Finance Leases

	2022	2021
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(36,925)	(25,529)
Property and equipment, net	$19,845	$31,241

Lease liability – current	$10,858	$11,481
Lease liability – non-current	12,624	26,013
Total finance lease liabilities	$23,482	$37,494

	2022	2021
Current lease liability – operating leases	$120,323	$376,027
Current lease liability – finance leases	10,858	11,481
Total current lease liability	131,181	387,508
Current lease liability – related parties	-	(55,025)
Current lease liability - others	$131,181	$332,483

Non-current lease liability – operating leases	$22,548	$36,639
Non-current lease liability – finance leases	12,624	26,013
Total non-current lease liability	35,172	62,652
Non-current lease liability – related parties	-	-
Non-current lease liability – others	$35,172	$62,652

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

Operating Leases

	2022	2021
Lease expense	$152,922	$220,778
Sublease rental income	(81,177)	(10,925)
Net lease expense	$71,744	$209,853

Finance Leases

	2022	2021
Amortization of property and equipment	$11,396	$12,156
Interest on lease liabilities	1,150	1,657
Total finance lease cost	$12,545	$13,813

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 11 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash outflows from operating leases	$125,501	$140,320
Operating cash outflows from finance lease	$10,777	$11,066
Financing cash outflows from finance lease	$1,150	$1,657
Leased assets obtained in exchange for lease liabilities:
Operating leases	$74,795	$27,990
Finance lease	$-	$-

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
January 1, 2023 – December 31, 2023	$-	$80,863	$80,863
January 1, 2024 – December 31, 2024	-	22,963	22,963
Total lease payments	-	103,826	103,826
Less: Imputed interest	-	(3,664)	(3,664)
Present value of lease liabilities	-	142,871	142,871
Current portion	-	(120,324)	(120,324)
Non-current portion	$-	$22,547	$22,547

Finance Leases

January 1, 2023 – December 31, 2023	$11,566
January 1, 2024 – December 31, 2024	12,893
Total lease payments	24,459
Less: Imputed interest	(977)
Present value of lease liabilities	23,482
Current portion	(10,858)
Non-current portion	$12,624

NOTE 12 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of December 31, 2022, the outstanding loan balance was $976,245 (NTD 30,000,000). As of [June *, 2023], the amendment agreement to extend the loan repayment is still under progress.

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,371), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of December 31, 2022 are as follows:

Year ending December 31,
2023	$12,359
2024	5,150
Total installment payments	17,509
Less: Imputed interest	(1,211)
Present value of long-term loan	16,298
Current portion	(11,271)
Non-current portion	$5,027

Interest expense was $3,338 and $4,094 for the years ended December 31, 2022 and 2021, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 14 - Convertible Long-term Bonds Payable and Restricted Cash

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of December 31, 2022 and 2021, and the Deposit was recorded as restricted cash.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 14 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

As of December 31, 2022 and 2021, the long-term bonds payable consisted of the following:

	December 31, 2022	December 31, 2021
Credit Enhanced Zero Coupon Convertible Bonds	10,000,000	10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(1,062,994)	(1,546,489)
Net	$9,137,006	$8,653,511

Bond issuance cost was $483,496 and $942,375 for the years ended December 31, 2022 and 2021, respectively.

NOTE 15 - Convertible Long-term notes Payable and Restricted Cash

On December 7, 2022, Aerkomm Inc. (the “Company”) entered into an investment conversion and note purchase agreement (the “Agreement”) with World Praise Limited, a Samoa registered company (“WPL”). Pursuant to the terms of this agreement, (i) a subscription for the common stock of the Company in the amount of $3,175,200 which was entered into between WPL and the Company on June 28, 2022 and funded (the “June Subscription”), (ii) a subscription for the common stock of the Company in the amount of $5,674,000 which was entered into between WPL and the Company on September 15, 2022 and funded (the “September Subscription”), and (iii) a subscription for the capital stock of MEPA Labs, Inc. (“MEPA”), a wholly owned subsidiary of the Company, in the amount of $4,324,000 which was entered into between MEPA and the Company on June 28, 2022 and funded (the “MEPA Subscription,” and together with the June Subscription and the September Subscription, the “WPL Subscriptions”), the WPL Subscriptions in the aggregate totaling $13,173,200, were converted into loans to the Company evidenced by that certain convertible bond of the Company in favor of WPL and dated December 7, 2022 (the “Convertible Bond”)

In addition, and as indicated in the Agreement, WPL agreed to lend an additional $10,000,000 to the Company under the Convertible Note (the “New Loan”) and to cap the aggregate amount of loans to the Company under the Convertible Note, including the New Loan, the WPL Subscriptions and any future advances under the Convertible Note, at $30,000,000.

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 31, 2022. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest$48K as of December 31, 2022, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

NOTE 16 - Prepayment from Customer

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2022 and 2021, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2022, the project is still ongoing.

NOTE 17 - Income Taxes

Income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Current:
Federal	$-	$-
State	1,600	1,600
Foreign	1,368	1,639
Total	$2,968	$3,239

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the years ended December 31, 2022 and 2021.

	2022	2021
Tax benefit at statutory rate	$(2,941,489)	$(221,945)
Valuation allowance on net operating loss carryforwards	1,650,091	1,000,723
Stock-based compensation expense	256,000	550,100
Accrued payroll	(103,600)	257,200
Foreign investment losses	737,056	(1,881,841)
Amortization and depreciation expense	79,700	90,432
Unrealized exchange gain (loss)	361,142	172,531
Others	(35,932)	36,039
Tax expense at effective tax rate	$2,968	$3,239

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 17 - Income Taxes - Continued

Deferred tax assets (liabilities) as of December 31, 2022 and 2021 consist approximately of:

	2022	2021
Net operating loss carryforwards (NOLs)	$10,694,000	$9,802,000
Stock-based compensation expense	3,098,000	2,757,000
Accrued expenses and unpaid expense payable	412,000	634,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(344,000)	(468,000)
Unrealized/realized exchange gain	311,000	(44,000)
Others	(97,000)	(186,000)
	14,142,000	12,563,000
Valuation allowance	(14,142,000)	(12,563,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,579,000 and $2,943,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $28,545,000 and $21,147,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2022 and 2021, the Company had State NOLs of approximately $37,662,000 and $31,370,000, respectively, available to reduce future state taxable income, expiring in 2040.

As of December 31, 2022 and 2021, the Company has Japan NOLs of approximately $326,000 and $358,000, respectively, available to reduce future Japan taxable income, expiring in 2030.

As of December 31, 2022 and 2021, the Company has Taiwan NOLs of approximately $3,452,000 and $3,279,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of December 31, 2022 and 2021, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2022 and 2021, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 18 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2022 and 2021, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of December 31, 2022 and 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 18 - Capital Stock - Continued

As of December 31, 2022 and 2021, the restricted shares consisted of the following:

	December 31, 2022	December 31, 2021
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

On December 15, 2021, Mr. Sheng-Chun Chang exercised 228,000 shares of stock warrant with total proceeds of $592,800 for 228,000 shares of the Company’s common stock.

On June 16, 2022, the Company issued 4,114 shares of common stock to Bevilaqua PLLC for the legal services rendered.

3)	Stock Warrant:

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

For the years ended December 31, 2021, the Company recorded an increase of $1,453,457 in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

NOTE 19 - Major Customer

The Company has one unrelated major customer, which represents 10% or more of the total sales of the Company in 2021. Sales to and account receivable from the customer for the years ended and as of December 31, 2021 were $1,882,000 and $0, respectively.

NOTE 20 - Major Vendors

The Company has two unrelated major vendors, each of which represents 10% or more of the total purchases of the Company for 2022 and 2021. Purchase from and accounts payable to these vendors for the years ended and as of December 31, 2022 and 2021 were as follows:

	Purchase		Accounts Payable
Vendor	2022	2021	2022	2021
A	$-	$-	$1,564,627	$1,564,627
B	-	22,906	-	-
Total	$-	$22,906	$1,564,627	$1,564,627

NOTE 21 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
dMedia Inc.	Major stockholder
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 21 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31

	2022	2021

Account receivable from Ejectt[3]	$-	$136,800

EESquare JP1	$11,380	$2,605
StarJec[2]	282,073	-
Others[6]	15,092	471
Total	$308,545	$3,076

Rent deposit to Ejectt[3]	$1,367	$1,514

Loan from WTL[4]	$337,357	$550,459

Prepayment from Ejectt[3]	$1,258,786	$-

Other payable to:
AATWIN[5]	$35,047	$294,429
Interest payable to WTL[4]	58,810	54,602
Others[6]	246,610	345,369
Total	$340,467	$694,400

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

2.	Aircom Japan entered into a housing service order on December 14,2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800).

3.	Represents inventory prepayment paid by Ejectt to provide design and installation service in cabin with Aerkomm. Aircom Telecom also entered into 2 sales agreements with Ejectt for 2 sets of antennas. In July 2021, the Company entered into a Product Purchase Agreement with Ejectt. Under the Agreement, Ejectt agreed to purchase K++system of $1,368,000. As of December 31, 2021, the transaction is completed and the outstanding account receivable was $136,800.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of December 31, 2022, the Company borrowed approximately $337,357 (approximately NTD 10,367,000) from WTL under the loans.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents receivable/payable from/to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 21 - Related Party Transactions - Continued

b.	For the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Sales to Ejectt[1]	$-	$1,440,000
Non-operating service Income from StarJec[4]	$5,904	$-
Purchase from Ejectt[2]	$-	$1,807,100
Consulting expense to AATWIN[3]	$-	$214,021
Rental income charged from EESqaure JP5	$9,119	$10,925
Interest expense charged by WTL[6]	$9,818	$48,346

1.	On April 18, 2021, the Company entered into a memorandum of understanding with Ejectt pursuant to which Ejectt will serve as the exclusive service provider to the Company in Asia with respect to the installation and service of the Company’s Aerkomm AirCinema Cube (“ACC”) product and the related software platform (“Rayfin”) on which AAC will operate. The Company sold ground antenna equipment of $72,000 to Ejectt for the cooperation purpose. Further in July 2021, the Company entered into a Product Purchase Agreement with Ejectt. Under the Agreement, Ejectt agreed to purchase K++system of $1,368,000. As of December 31, 2021, the transaction is completed.

2.	Represents inventory prepayment paid to Ejectt. On May 11, 2020, the Company entered into a product purchase agreement (PO1) with Ejectt to purchase 100 sets of the AirCinema Cube to be installed on aircraft of commercial airline customers. The total purchase amount under this agreement was $1,807,100 and the Company paid 20% of the total amount, or $361,420, as an initial deposit. On July 15, 2020, the Company signed a second product purchase agreement (PO2) of $1,807,100 with Ejectt for an additional 100 sets of the AirCinema Cube for the same purchase amount and paid a 10% initial deposit of $180,710 on this agreement as well. In February 2021, the Company paid the remaining balance of the PO1 and received the inventory with aggregate value of $1,807,100. The deposit on PO2 was refunded by Ejectt on June 1, 2021.

3.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

4.	Represents service income charged to StarJec for handling three service contracts by Aircom Japan for the period between January 22, 2022, to January 21, 2023.

5.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $920 per month.

6.	The Company has loans from WTL due to operational needs under the Loans (Note 1). The Company has NT$ 293,000 (approximately $9,800) and NT$1,350,612 (approximately $48,346) of interest expenses, respectively, charged for year 2022 and 2021.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 22 - Stock Based Compensation

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 22 - Stock Based Compensation - Continued

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

On June 1, 2022, the Board of Directors approved to issue options for 18,750 and 75,000 shares under the Aerkomm 2017 Plan to two of the Company’s officers, respectfully. These options shall be vested immediately.

On September 1, 2022, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On September 17, 2022, the Board of Directors approved to issue options for 4,000 shares under the Aerkomm 2017 Plan to one of the Company’s independent directors. These options shall be vested at the rate of 1/12th each month for the next 12 months on the same day of September 2022.

On December 1, 2022, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On December 29, 2022, the Board of Directors approved to issue options for an aggregate of 8,000 shares under the Aerkomm 2017 Plan to two of the Company’s independent directors, 4,000 shares each. All of these options shall be vested at the date of 1/12th each month for the next 12 months on the same day of December 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 22 - Stock Based Compensation - Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,219,121 and $2,619,331 for the years ended December 31, 2022 and 2021, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in 2022 and 2021 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

 NOTE 22 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options outstanding for the years ended December 31, 2022 and 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	932,262	$0.4081	$0.1282
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(820,391)	3.3521	1.0539
Options outstanding at December 31, 2021	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled
Options outstanding at December 31, 2022	111,871	3.3521	1.0539

There is no nonvested options under the 2014 incentive compensation plan for the years ended December 31, 2022 and 2021.

Information related to stock options outstanding and exercisable at December 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	3.50	3.3521	111,871	3.50	3.3521

As of December 31, 2022, there was no unrecognized stock-based compensation expense. No option was exercised during 2022 and 2021.

Aerkomm 2017 Plan

Activities related to options outstanding for the years ended December 31, 2022 and 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2021	992,397	$12.7486	$9.3927
Granted	215,500	4.3698	3.3578
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2021	1,207,897	11.2537	7.5309
Granted	162,000	8.1566	6.3320
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at December 31, 2022	1,279,688	10.8161	7.3194

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 22 - Stock Based Compensation - Continued

Activities related to nonvested options under the 2017 incentive compensation plan for the years ended December 31, 2022 and 2021 were as follows:

	Number of Shares	Average Granted- Date Fair Value
Options unvested at January 1, 2021	438,291	8.4541
Granted	215,500	3.3578
Vested	(613,597)	5.0867
Forfeited	-	-
Options unvested at December 31, 2021	40,194	8.9422
Granted	162,000	6.3320
Vested	(183,194)	6.7206
Forfeited	(8,000)	14.4305
Options unvested at December 31, 2022	11,000	3.5070

Of the shares covered by options outstanding at the end of 2022, 1,268,688 are now exercisable; 11,000 will be exercisable in 2023. Information related to stock options outstanding and exercisable at December 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.72 – 4.30	505,250	7.56	$3.9077	497,250	7.52	$3.9102
$6.00 – 10.00	419,288	8.36	8.3356	416,288	8.35	8.3491
$11.00 – 14.20	126,150	7.25	11.4688	126,150	7.25	11.4688
$20.50 – 27.50	109,000	4.78	25.4982	109,000	4.78	25.4982
$30.00 – 35.00	120,000	4.51	34.5479	120,000	4.51	34.5479
	1,279,688	7.27	10.8161	1,268,688	7.24	10.8709

As of December 31, 2022, total unrecognized stock-based compensation expense related to stock options was $36,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.90 year. No option was exercised during 2022 and 2021.

NOTE 23 - Commitments

As of December 31, 2022, the Company’s significant commitments with unrelated parties and contingency are summarized as follows:

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of the Company’s “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on the Company’s behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement, or BASA, went into effect on September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency, or EASA, and the Civil Aviation Administration of China, or CAAC, while also ensuring high safety and environment standards will continue to be met. Pursuant to the terms of our Airbus agreement, Airbus agreed to provides the Company with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2024, although there is no guarantee that the project will be successfully completed in the projected timeframe.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 23 - Commitments - Continued

Vietjet Air: On October 25, 2021, the Company signed an agreement with Vietjet Air (“Vietjet”) to provide them with our Aerkomm AirCinema In-Flight Entertainment and Connectivity (“IFEC”) solutions. Under the terms of the agreement, the Company will provide to Vietjet our Aerkomm AirCinema Cube IFEC system for installation on Vietjet’s fleet of Airbus A320, A321 and Airbus A330-300 aircraft.

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”). Pursuant to the terms of the Equity Sales Contract, (i) the Company will sell 25,500,000 shares (the “Shares”) of Aerkomm Taiwan Inc., the Company’s wholly-owned subsidiary (the “Aerkomm Taiwan”), to dMobile System Co., Ltd. (the “Buyer”) for NT$255,000,000 (approximately US $8,300,000), and (ii) the Buyer is required to pay the full amount to the Seller within 180 days of signing the Equity Sales Contract. If the Buyer fails to make the payment, the Seller has the right to claim the compensation from the Buyer due to the Buyer’s breach of the Equity Sales Contract. Furthermore, Mr. Albert Hsu who is designated by the seller as the pledgee of the Shares in the Equity Sales Contract will execute all the rights of the pledgee under the instruction from the Seller. The parties agree to be bound by the laws of the Republic of China and agree that the Taipei District Court in Taiwan is the court of jurisdiction for initial trial.

The Buyer, dMobile System Co., Ltd., is owned by Sheng-Chun Chang, a more than 10% equity owner of the Company.

The purpose of this transaction was to have Aerkomm Taiwan become a qualified company to apply for a telecommunication license in Taiwan.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 24 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2023	AERKOMM INC.

/s/ Louis Giordimaina
Name: Louis Giordimaina
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer and Chief Financial Officer	July 7, 2023
Louis Giordimaina	(Principal Executive Officer)

/s/ Jeffrey Wun	President, Chief Technology Officer and Director	July 7, 2023
Jeffrey Wun

/s/ Raymond Choy	Director	July 7, 2023
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	July 7, 2023
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	July 7, 2023
Colin Lim

/s/ Jeff T. C. Shu	Director	July 7, 2023
Jeff T. C. Shu

/s/ Richmond Akumiah	Director	July 7, 2023
Richmond Akumiah

/s/ Jan-Yung Lin	Secretary	July 7, 2023
Jan-Yung Lin