Form 10-Q
period 2023-03-31
Aerkomm Inc.
filed 2023-10-25
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of October 23, 2023, there were 9,869,165 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$2,299,190	$6,878,362
Short-term investment	2,018,209	2,009,238
Inventories, net	1,366,282	1,366,282
Prepaid expenses	7,849,154	6,030,516
Other current assets	530,420	460,893
Total Current Assets	14,063,255	16,745,291
Long-term Investment	4,281,496	4,572,243
Property and Equipment
Cost	4,037,497	4,011,883
Accumulated depreciation	(2,669,196)	(2,486,836)
	1,368,301	1,525,047
Prepayment for land	36,041,647	35,748,435
Prepayment for equipment	326,359	458,998
Net Property and Equipment	37,736,307	37,732,480
Other Assets
Prepaid expenses – non-current	2,245,937	1,995,937
Restricted cash	3,224,357	3,223,558
Intangible asset, net	1,278,750	1,402,500
Goodwill	4,561,037	4,561,037
Right-of-use assets, net	60,606	92,451
Deposits	321,251	315,015
Total Other Assets	11,691,938	11,590,498
Total Assets	$67,772,996	$70,640,512

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$2,074,692	$1,316,253
Accounts payable	1,597,236	1,950,939
Accrued expenses and other current liabilities	9,272,433	9,049,693
Long-term loan - current	11,642	11,271
Lease liability – current	92,367	131,181
Total Current Liabilities	13,048,370	12,459,337
Long-term Liabilities
Long-term bonds payable	9,262,141	9,137,006
Convertible long-term note payable	23,173,200	23,173,200
Long-term loan – non-current	2,051	5,027
Contract liability – non-current	762,000	762,000
Lease liability – non-current	21,755	35,172
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	33,222,147	33,113,405
Total Liabilities	46,270,517	45,572,742
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2023 and December 31, 2022	9,720	9,720
Additional paid in capital	79,132,896	79,078,005
Accumulated deficits	(57,400,417)	(53,645,981)
Accumulated other comprehensive loss	(239,720)	(373,974)
Total Stockholders’ Equity	21,502,479	25,067,770
Total Liabilities and Stockholders’ Equity	$67,772,996	$70,640,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net sales	$454,281	$-

Service income – related party	-	2,953

Total Revenue	454,281	2,953

Cost of sales	447,781	-

Gross Profit	6,500	2,953

Operating expenses	3,643,426	1,780,438

Loss from Operations	(3,636,926)	(1,777,485)

Non-operating loss
Foreign currency exchange gain (loss)	179,589	(578,654)
Unrealized investment loss	(7,829)	(5,256)
Bond issuance cost	(125,134)	(118,364)
Other gain (loss), net	(164,136)	2,146
Net Non-Operating Loss	(117,510)	(700,128)
Loss Before Income Taxes	(3,754,436)	(2,477,613)
Income Tax Expense	-	1,600
Net Loss	(3,754,436)	(2,479,213)

Other Comprehensive Income
Change in foreign currency translation adjustments	134,254	518,027
Total Comprehensive Loss	$(3,620,182)	$(1,961,186)

Net Loss Per Common Share:
Basic	$(0.3804)	$(0.2513)
Diluted	$(0.3804)	$(0.2513)

Weighted Average Shares Outstanding - Basic	9,869,165	9,865,051
Weighted Average Shares Outstanding - Diluted	9,869,165	9,865,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2022

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2022	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276
Stock compensation expense	-	-	246,999	-	-	246,999
Other comprehensive income	-	-	-	-	518,027	518,027
Net loss for the period	-	-	-	(2,479,213)	-	(2,479,213)
Balance as of March 31, 2022	9,715,889	$9,716	$78,072,975	$(44,246,471)	$(1,378,131)	$32,458,089

For the three months ended March 31, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	134,254	134,254
Net loss for the period	-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,754,436)	$(2,479,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,272	268,939
Stock-based compensation	54,891	246,999
Unrealized investment loss	7,829	5,256
Amortization of bonds issuance costs	125,135	118,364
Changes in operating assets and liabilities:
Accounts receivable	-	136,800
Inventories	-	-
Prepaid expenses and other current assets	(2,138,165)	(121,913)
Deposits	(6,236)	(45,548)
Accounts payable	(353,703)	-
Accrued expenses and other current liabilities	655,362	1,225,046
Operating lease liability	(17,880)	(34,281)
Net Cash Used for Operating Activities	(5,110,931)	(679,551)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-	7,823
Proceeds from disposal of long-term investment	325,578	-
Purchase of property and equipment	(335,825)	(1,165)
Net Cash (Used) Provided by Investing Activities	(10,247)	6,658

Cash Flows from Financing Activities
Proceeds from short-term loan	758,439	161,298
Repayment of long-term loan	(2,605)	(3,549)
Payment on finance lease liability	(2,924)	(3,164)
Net Cash Provided by Financing Activities	752,910	154,585

Net Decrease in Cash and Restricted Cash	(4,368,268)	(518,308)
Cash and Restricted Cash, Beginning of Period	10,101,920	3,288,813
Foreign Currency Translation Effect on Cash	(210,105)	518,027
Cash and Restricted Cash, End of Period	$5,523,547	$3,288,532

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$7,522

Cash and Restricted Cash:
Cash	$2,299,190	$39,989
Restricted cash	3,224,357	3,248,543
Total	$5,523,547	$3,288,532

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

On June 13, 2018, Aerkomm established a then wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land and raise sufficient fund for ground station building and operate the ground station for data processing (although that cannot be guaranteed). On December 29, 2022, Aerkomm and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract pursuant to the terms of which Aerkomm sold a majority interest of 25,500,000 shares (the “Shares”) of Aerkomm Taiwan to the Buyer for NT$255,000,000 (approximately US $8,300,000 as of December 31, 2022).

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2023 and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three months periods are unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, MEPA, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai and Aerkomm Malta. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2023 and December 31, 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $1,518,000 and $6,153,000, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,148,000 and $3,134,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of March 31, 2023 and December 31, 2022, the Company had $0 Account Receivable. Therefore, allowances for expected credit losses were $0 as of March 31, 2023 and December 31, 2022.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the write down cost for losses.

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term notes payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2023 and December 31, 2022.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 2,011,867 and 1,849,868 common stock equivalents, primarily stock options and warrants, for the year ended March 31, 2023 and 2022, respectively. For the fiscal years ended March 31, 2023 and 2022, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended March 31, 2023.

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

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended March 31, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of March 31, 2023, the Company had purchased 5,361 shares of its common stock with the fair value of $12,759. The securities were recorded as short-term investment with an accumulated unrealized loss of $7,829. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related parties, YuanJiu Inc. (“YuanJiu”) in a total amount of NT$141,175,000 (approximately US$5,027,600 as of December 31, 2020). YuanJiu is a listed company in Taiwan Stock Exchange and the stock title transfer is subject to certain restrictions. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu. On July 19, 2021, YuanJiu Inc. changed its name to “EJECTT INC” (“Ejectt”). On March 24, 2021, the Company purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392 from a related party.

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. (See Note 8) As of March 31, 2023 and December 31, 2022, this investment totaled approximately a 8% ownership of Ejectt.

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,148,294 as of March 31, 2023 and $1,138,952 as of December 31, 2022). Shinbao is a privately-held company in Taiwan. As of October 23, 2023, the stock title transfer is still under process.

As of March 31, 2023 and December 31, 2022, the fair value of the investment was as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Investment cost – Ejectt – short-term	$632,108	$626,966
Investment cost - Liquidity	20,589	70,817
Total Investment Cost	652,697	697,783
Appreciation in market value (Allowance for value decline)	217,218	172,503
Prepaid investment	1,148,294	1,138,952
Total	$2,018,209	$2,009,238

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - Inventories

As of March 31, 2023 and December 31, 2022, inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Satellite equipment for sale under construction	$1,366,282	$1,366,282

NOTE 6 - Prepaid Expenses

As of March 31, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Prepaid engineering expense	$9,645,839	$7,536,409
Prepaid professional expense	119,753	79,954
Others	329,499	410,090
Total	$10,095,091	$8,026,453
Prepaid expense - current	7,849,154	6,030,516
Prepaid expense – non-current	2,245,937	1,995,937

NOTE 7 - Property and Equipment

As of March 31, 2023 and December 31, 2022, the balances of property and equipment were as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	1,441,759	1,419,697
Satellite equipment	275,410	275,410
Vehicle	343,934	342,646
Leasehold improvement	83,721	83,721
Furniture and fixture	38,646	36,382
	4,037,497	4,011,883
Accumulated depreciation	(2,669,196)	(2,486,836)
Net	1,368,301	1,525,047
Prepayments - land	36,041,647	35,748,435
Prepaid equipment	326,359	458,998
Total	$37,736,307	$37,732,480

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $36,041,647 as of March 31, 2023 and $35,748,435 as of December 31, 2022) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,386,217 as of March 31, 2023 and 1,374,940 as of December 31, 2022) was recorded to the cost of land. And the company is under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of October 23, 2023, the qualified license applications are still in progress.

Depreciation expense was $181,652 and $145,189 for the three months periods ended March 31, 2023 and 2022, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - Long-term Investment

As of March 31, 2023 and December 31, 2022, 5,000,000 shares of Ejectt’s common stock were restricted.

Also on September 29, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase 2,670,000 shares of common stock of AnaNaviTek Corp. (AnaNaviTek) in a total amount of NT$40,050,000 (approximately $1,303,287 as of December 31, 2022). AnaNaviTek is a privately-held company in Taiwan. As of November 21, 2022, the Company has paid NT$10,005,000 (approximately $325,578 as of December 31, 2022) for 667,000 shares of AnaNaviTek stock and the stock title transfer for these shares has been completed.

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of March 31, 2023 and December 31, 2022, the fair value of the long-term investment was as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Investment cost – Ejectt – long-term	$4,281,496	$4,246,665
Investment cost – AnaNaviTek	-	325,578
Net	$4,281,496	$4,572,243

NOTE 9 - Intangible Asset, Net

As of March 31, 2023 and December 31, 2022, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(3,671,250)	(3,547,500)
Net	$1,278,750	$1,402,500

Amortization expense was $123,750 for each of the three months periods ended March 31, 2023 and 2022.

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

As of March 31, 2023 and December 31, 2022, the goodwill were as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Gross amount	$4,561,037	$4,561,037
Accumulated Impairment	-	-
Net	$4,561,037	$4,561,037

No impairment loss on goodwill were recognized for three-month period ended March 31, 2023 and the year ended December 31, 2022.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of MEPA is calculated as follows;

Total purchase considerations	$100,000
Fair Value of tangible assets acquired:
Cash	482,247
Loan receivable	500,000
Prepaid expenses and other current assets	252,792
Property and equipment	218,042
Deposits	5,400
Total identifiable assets acquired	1,458,481

Fair value of liabilities assumed:
Accounts payable	11,075
Loan from stockholder	(4,324,000)
Other payable	(131,259)
Total liabilities assumed	(4,444,184)
Net identifiable liabilities assumed	(2,985,703)
Goodwill as a result of the acquisition	$3,085,703

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2023	2022
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.25 Year	1.50 Years
Finance lease	1.60 Years	1.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

Operating Leases

	March 31, 2023	December 31, 2022
	(Unaudited)
Right-of-use assets	$60,606	$92,451
Lease liability – current	$81,316	$120,323
Lease liability – non-current	$11,830	$22,547

Finance Leases

	March 31, 2023	December 31, 2022
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(39,718)	(36,925)
Property and equipment, net	$17,052	$19,845

Lease liability - current	$11,052	$10,858
Lease liability – non-current	9,925	12,624
Total finance lease liabilities	$20,977	$23,482

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months periods ended March 31, 2023 and 2022:

Operating Leases

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Lease expense	$33,184	$51,083
Sublease rental income	(24,580)	(17,036)
Net lease expense	$8,604	$34,047

Finance Leases

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,794	$3,031
Interest on lease liabilities	218	347
Total finance lease cost	$3,012	$3,378

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the three months periods ended March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,531	$34,682
Operating cash outflows from finance lease	$2,706	$2,825
Financing cash outflows from finance lease	$218	$347
Leased assets obtained in exchange for lease liabilities:
Operating leases	$345,204	$-

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
April 1, 2023 – March 31, 2024	$58,240	$58,240
April 1, 2024 – March 31, 2025	11,960	11,960
Total lease payments	$70,200	$70,200
Less: Imputed interest	(2,305)	(2,305)
Present value of lease liabilities	$67,895	$67,895
Current portion	(56,065)	(56,065)
Non-current portion	$11,830	$11,830

Finance Leases

Total
(Unaudited)
April 1, 2023 – March 31, 2024	$11,661
April 1, 2024 – March 31, 2025	10,083
Total lease payments	$21,744
Less: Imputed interest	(767)
Present value of lease liabilities	$20,977
Current portion	(11,052)
Non-current portion	$9,925

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 as of June 30, 2021 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of March 31, 2023, the outstanding loan balance was $984,252 (NTD 30,000,000). As of October 23, 2023, the amendment agreement to extend the loan repayment is still under progress.

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$49,213 as of March 31, 2023 and US$48,812 as of December 31, 2022), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of March 31, 2023 and December 31, 2022 are as follows:

Twelve months ending March 31,	(Unaudited)
2024	12,461
2025	2,077
Total installment payments	14,538
Less: Imputed interest	(845)
Present value of long-term loan	13,693
Current portion	(11,642)
Non-current portion	$2,051

Year ending December 31,
2023	$12,359
2024	5,150
Total installment payments	17,509
Less: Imputed interest	(1,211)
Present value of long-term loan	16,298
Current portion	(11,271)
Non-current portion	$5,027

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

As of March 31, 2023 and December 31, 2022, the long-term bonds payable consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(937,859)	(1,062,994)
Net	$9,262,141	$9,137,006

Bond issuance cost was $ 125,134 and $118,364 for the three months ended March 31, 2023 and 2022, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 31, 2022. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $48K as of December 31, 2022, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2023 and December 31, 2022, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2023, the project is still ongoing.

NOTE 17 - Income Taxes

Income tax expense for the three months periods ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Current:	(Unaudited)	(Unaudited)
Federal	$-	$-
State	-	1,600
Foreign	-	-
Total	$-	$1,600

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(642,805)	$(594,755)
Net operating loss carryforwards (NOLs)	1,008,874	736,007
Foreign investment losses	(140,193)	(187,620)
Stock-based compensation expense	11,500	51,900
Amortization expense	18,900	21,800
Accrued payroll	31,600	73,900
Unrealized exchange losses	(273,276)	161,168
Others	(14,600)	(260,800)
Tax expense at effective tax rate	$-	$1,600

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Income Taxes - Continued

Deferred tax assets (liability) as of March 31, 2023 and December 31, 2022 consist approximately of:

	March 31, 2023	December 31, 2022
	(Unaudited)
Net operating loss carryforwards (NOLs)	$12,352,000	$10,694,000
Stock-based compensation expense	3,114,000	3,098,000
Accrued expenses and unpaid expense payable	494,000	412,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	37,000	311,000
Excess of tax amortization over book amortization	(357,000)	(344,000)
Others	(108,000)	(97,000)
Gross	15,600,000	14,142,000
Valuation allowance	(15,600,000)	(14,142,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,458,000 for the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $29,744,000 and $28,545,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2023 and December 31, 2022, the Company had State NOLs of approximately $39,857,000 and $37,662,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of March 31, 2023 and December 31, 2022, the Company has Japan NOLs of approximately $269,000 and $326,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of March 31, 2023 and December 31, 2022, the Company has Taiwan NOLs of approximately $4,267,000 and $3,452,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of March 31, 2023 and December 31, 2022, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2023 and December 31, 2022, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2023 and December 31, 2022, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

For the years ended December 31, 2022, the Company recorded an increase of $1,252,029 in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Significant Related Party Transactions

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

a.	As of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Unaudited)
Other receivable from:
EESquare JP [1]	$51,224	$11,380
StarJec[2]	280,075	282,073
Others[6]	16,226	15,092
Total	$347,525	$308,545

Rent deposit to Ejectt[3]	1,378	1,367

Loan from WTL [4]	$1,088,812	$337,357

Prepayment from Ejectt [3]	$1,610,868	$1,258,786

Other payable to:
AATWIN [5]	$35,047	$35,047
Interest payable to WTL[4]	59,293	58,810
Others [6]	204,084	246,610
Total	$298,423	$340,467

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $760 per month in 2023 Q1. This amount represents outstanding balance receivable from EESquare JP as of March 31, 2023.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800).

3.	Represents inventory prepayment paid by Ejectt to provide design and installation service in cabin with Aerkomm. Aircom Telecom also entered into 2 sales agreements with Ejectt for 6 sets of antennas.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of March 31, 2023, the Company borrowed approximately $1,088,812 (approximately NTD 33,187,000) from WTL under the loans and interest payable balance of $59,293 (approximately NTD 1,807,000).

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents receivable/payable from/to employees as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Significant Related Party Transactions - Continued

b.	For the three months periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$454,281	$-
Revenue from Star Jec [2]	-	2,953
Interest expense charged by WTL [3]	-	2,428
Rental income from EESqaure JP [4]	(2,266)	(2,578)

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023.

2.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

3.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of March 31, 2022, the Company had interest expense accrued $2,428 (approximately NTD 68,000) from WTL under the loans.

4.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2021 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $760 per month in 2023 Q1.

NOTE 20 - Stock Based Compensation

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

NOTE 20 - Stock Based Compensation - Continued

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

NOTE 20 - Stock Based Compensation - Continued

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

On March 1, 2023, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $54,891 and $246,999 for the three months periods ended March 31, 2023 and 2022, respectively, related to such employee stock options.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in three months period ended March 31, 2023 and year ended December 31, 2022 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2022	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2023 (unaudited)	111,871	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the three months period ended March 31, 2023 and the year ended December 31, 2022.

Of the shares covered by options outstanding as of March 31, 2023, 111,871 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	3.25	3.3521	111,871	3.25	3.3521

As of March 31, 2023, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the three months periods ended March 31, 2023 and 2022.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	1,207,897	11.2537	7.5309
Granted	162,000	8.1566	6.3320
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at December 31, 2022	1,279,688	10.8161	7.3194
Granted	18,750	3.0000	2.3459
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2023 (unaudited)	1,298,438	10.7032	7.2476

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three months period ended March 31, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2022	40,194	8.9422
Granted	162,000	6.3320
Vested	(183,194)	6.7206
Forfeited/Cancelled	(8,000)	14.4305
Options unvested at December 31, 2022	11,000	3.5070
Granted	18,750	2.3459
Vested	(21,750)	2.5237
Forfeited/Cancelled	-	-
Options unvested at March 31, 2023 (unaudited)	8,000	3.4590

Of the shares covered by options outstanding under the Aerkomm2017 Plan as of March 31, 2023, 1,290,438 are now exercisable; 8,000 shares will be exercisable for the twelve-month period ending March 31, 2024. Information related to stock options outstanding and exercisable at March 31, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.72 – 4.30	524,000	7.40	$3.8752	518,000	7.37	$3.8767
6.00 – 10.00	419,288	8.11	8.3356	417,288	8.10	8.3446
11.00 – 14.20	126,150	7.00	11.4688	126,150	7.00	11.4688
20.50 – 27.50	109,000	4.53	25.4982	109,000	4.53	25.4982
30.00 – 35.00	120,000	4.27	34.5479	120,000	4.27	34.5479
	1,298,438	7.06	10.7032	1,290,438	7.04	10.7421

As of March 31, 2023, total unrecognized stock-based compensation expense related to stock options was approximately $26,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.65 year. No option was exercised during the three months period ended March 31, 2023 and the year ended December 31, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Commitments

As of March 31, 2023, the Company’s significant commitment is summarized as follows:

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

NOTE 21 - Commitments - Continued

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”). Pursuant to the terms of the Equity Sales Contract, (i) the Company will sell 25,500,000 shares (the “Shares”) of Aerkomm Taiwan Inc., the Company’s wholly-owned subsidiary (the “Aerkomm Taiwan”), to dMobile System Co., Ltd. (the “Buyer”) for NT$255,000,000 (approximately US $8,300,000 as of December 31, 2022), and (ii) the Buyer is required to pay the full amount to the Seller within 180 days of signing the Equity Sales Contract. If the Buyer fails to make the payment, the Seller has the right to claim the compensation from the Buyer due to the Buyer’s breach of the Equity Sales Contract. Furthermore, Mr. Albert Hsu who is designated by the seller as the pledgee of the Shares in the Equity Sales Contract will execute all the rights of the pledgee under the instruction from the Seller. The parties agree to be bound by the laws of the Republic of China and agree that the Taipei District Court in Taiwan is the court of jurisdiction for initial trial.

The Buyer, dMobile System Co., Ltd., is owned by Sheng-Chun Chang, a more than 10% equity owner of the Company.

The purpose of this transaction was to have Aerkomm Taiwan become a qualified company to apply for a telecommunication license in Taiwan.

NOTE 22 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Our total sales were $454,281 and $0 for the three months ended March 31, 2023 and the year ended December 31, 2022.

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

Recent Events

Overview

Our current business plan reflects the impact created as a result of the global COVID 19 pandemic, and how it afforded Aerkomm the development time needed to shift its focus to becoming a multi-orbit LEO/MEO/GEO/HEO space technology provider. With air travel for the most part being halted during the pandemic, a negative impact in the inflight entertainment and connectivity, or IFEC, market was experienced globally, Aerkomm at that time identified these weaknesses in marketing and business expectations, and, thus, we saw the opportunity to utilize LEO/MEO satellites to address overwhelmed networks as usage skyrocketed globally.

As the IFEC market is expected to experience a slow recovery, Aerkomm expects to be able to create new business opportunities and new revenue streams, to address past business scope endeavors while the IFEC market recovers. Prior to the global pandemic, connectivity was primarily offered via fiber line, creating bottlenecks in most networks as traffic increased over time. With the increased desire to utilize LEO satellite systems for connectivity, intensified by the ongoing conflict in Ukraine, Aerkomm is positioning itself to provide solutions with what we believe to be never seen before resilience. This sudden and globally experienced impact of the pandemic as well as increasing international tensions has created the opportunity for Aerkomm to develop our proprietary Full-Dominance-Glass-Semiconductor Antenna, or FGSA, technology.

New FGSA Antenna Development

From Aerkomm’s experience preparing to service the IFEC markets and focusing on delivering Ka/Ku connectivity, we have been able to utilize our industry expertise and engineering capabilities to develop a state-of-the-art technology to apply across multiple sectors of satellite communications. Aerkomm has successfully invented a proprietary Full-Dominance Glass Semiconductor Antenna (FGSA) technology which, we believe, is a game changer in the current satellite ecosystem. During our proof-of-concept stage, which we expect to exit during the next six to nine months, we have been able to design our new FGSA antenna using multilayered panel display glass with a semiconductor process and integrated circuit, or IC, designed by Aerkomm and intended to be manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and WIN Semiconductor Corp. The results of our proof-of-concept testing phase, in laboratory, show that our FGSA antenna is able to successfully connect to LEO/MEO/GEO satellite beams.

FGSA technology revolutionizes the way phased array antenna technology is applied, taking it from PCB-based systems to semiconductor-based. This innovation is far ahead of industry standards and the most unique technology utilizing semiconductor scale-down capabilities to create a new era of full-functioned satellite mobile communications.

FGSA can be installed on satellites and used in ground equipment. By utilizing this high-efficiency antenna, we believe that current satellite operators can significantly reduce their capital expenditures, or CAPEX, and offer lower cost antennas to customers by increasing the effective bandwidth capacity of each satellite to provide services. FGSA can achieve simultaneous multi-orbit tracking of satellite communication links. This ability paves the way for AERKOMM to innovate the broadcast TV market by offering this unique antenna for versatile satellite services catering to the existing and expanding global customer base.

Satellite License Awards

On April 27th, 2023, Aerkomm was awarded a regional satellite operator license by the Taiwan Ministry of Digital Affairs.

We believe that with this satellite operator license along with our proprietary FGSA technology, Aerkomm has created a much stronger position to define specifications for satellite communications and that will enable us to create a revenue stream from FGSA related satellite services. This now positions Aerkomm as not only a hardware supplier, but also a value-added service and ISP provider, and expands the markets in which we can participate in.

As a licensed operator in Taiwan, AERKOMM is legally authorized to provide satellite services in mobile backhaul market, aero/maritime markets, automotive, and numerous network resiliency contracts.

With this license, Aerkomm will be able to offer high-throughput, ultra-flexible and carrier-grade connectivity services delivered via O3b mPOWER, SES’s second-generation MEO communications system, from even the most remote regions across Taiwan.

Board of Director Changes

On May 5, 2023, Mr. Jan-Yueng Lin resigned from his position as a member of our board of directors, effective as of that date. Also on May 5, 2023, our board of directors appointed Mr. Jeff T. C. Hsu to become a member of the board of directors effectively immediately, to fill the vacancy created by the resignation of Mr. Lin.

Sale of Equity Securities

On July 20, 2023, we entered into a subscription agreement with one investor (the “Investor”) who agreed to purchase an aggregate of 800,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $12.50 per share (the “Shares”) for an aggregate purchase of $10,000,000. The Shares were offered and sold by the Company in a private placement offering (the “Offering”) under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The investor represented in its subscription agreement that it not a resident of the United States or otherwise a “U.S. Person,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Pursuant to the terms of the subscription agreement, the parties have agreed that if the Company has not met the following conditions relating to the development of its new Full-Dominance Glass Semiconductor Antenna (the “FGSA Antenna”) by the end of business on June 30, 2024, the Subscriber shall have the right to sell the Shares back to the Company for the full amount the Subscriber originally paid for the Shares:

i. The Company shall have completed a “Design Release” meaning that it shall have an engineering sample of the FGSA Antenna publicly available and ready for sale;

ii. The Company shall have passed the “small batch market test” meaning that it shall have sold 5,000 sample units of the designed released FGSA Antenna; and

iii. The Company shall be ready for the “commercial release” of the FGSA Antenna meaning that the Company shall be ready to take orders for the mass production of the FGSA Antenna.

The Company and the Investor will separately agree on the timing of the Investor’s cash payments to the Company under the subscription agreement and the related issuances upon payment of the Shares to the Investor.

Letter of Intent with Ejectt, Inc.

On July 28, 2023, we and Ejectt, Inc. (“Ejectt”), a publicly traded Taiwan company, signed a non-binding letter of intent (the “LOI”) with respect to a possible merger  between Aerkomm and Ejectt.

The LOI signing marks a decisive step towards consolidation and growth in Taiwan's satellite communication industry. We and Ejectt are committed to synergizing our strengths and expertise to maximize our impact in the market and strengthen our joint position in the satellite communications sector.

Mesh Tech Acquisition

On July 31, 2023, we entered into a share purchase agreement (the “Share Purchase Agreement”) with Mesh Technology Taiwan Limited (“Mesh Tech”) and Mixnet Technology Limited (“Mixnet”). Mesh Tech is a Taiwan based company that creates products to accelerate data transfer and distribution across different geographical locations through its hybrid CDN technology.

Pursuant to the terms of the Share Purchase Agreement, the Company will acquire all of the outstanding capital stock of Mesh Tech and Mixnet. The shares of Mesh Tech will be held through Mixnet, a Seychelles organized company. As consideration for this acquisition the Company will issue to the shareholders of Mesh Tech (the “Sellers”) 7,000,448 shares of its common stock (the “Consideration Shares”) valued at approximately $2.36 per share for an aggregate valuation of $16,500,000. The Company has agreed to register the Consideration Shares for resale under a Form S-1 registration statement (the “Resale Registration Statement”) and the Sellers have given the Chief Executive Officer of the Company an irrevocable proxy to vote the Consideration Shares on behalf of the Sellers until the Consideration Shares are sold through the Resale Registration Statement.

The 7,000,448 Consideration Shares have been issued and are currently being held in escrow until this acquisition closes.

Taiwan Telecommunications Project Bid

On August 9, 2023, our Taiwan based subsidiary, Aerkomm Taiwan Inc., and its exclusive agent in Taiwan, Ejectt, successfully obtained a first-stage bid for the verification project of “Emerging Technology Application for Enhancing Communication Network Resilience in Emergencies or War” (the “Verification Project”) from the Taiwan Telecom Technology Center (TTC). The Ministry of Digital Affairs (MoDA) in Taiwan has actively promoted the Verification Project in recent months. MoDA is dedicated to building a diverse and robust satellite communication system in Taiwan to ensure seamless communication during emergencies.

To fortify the resilience of communication networks, Taiwan’s MODA has initiated the two-year Verification Project. This initiative is being carried out by the TTC, a government-funded foundation in Taiwan. The project’s goal is to establish a total of 773 sites both domestically and internationally by the end of 2024. This comprehensive network setup aims to validate the effectiveness of a heterogeneous resilient network architecture.

In this first-stage winning bid, titled “Asynchronous Satellite Network Leasing and Transmission Service Procurement Project,” Aerkomm Taiwan and Ejectt will collaborate with SES, utilizing SES’s O3b Medium Earth Orbit satellite constellation. We expect that this ongoing collaboration will continue to strengthen the partnership between us and SES in the Taiwan market. Our joint effort aims to expand and deepen our satellite communication business in Taiwan, capture new business opportunities, and solidify our positions as key players in the satellite communications landscape.

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

Recent Market Information

The IATA (International Air Transport Association) in August 2023 issued the report entitled Passenger Market Analysis.

●	Industry-wide revenue passenger-kilometers (RPKs) increased 28.4% year-on-year (YoY) in August. Compared to 2019 levels, passenger traffic recovered to 95.7%.

●	Available seat-kilometers (ASKs) rose at a slower annual pace of 24.9%, lifting passenger load factors (PLFs) close to pre-pandemic levels. The PLF in August was 84.6%, 1.1 ppts lower than the PLF for the same month in 2019.

●	Domestic passenger traffic grew 9.2% over pre-pandemic levels. Most monitored markets saw stable growth in domestic traffic, while Japan experienced disruptions due to Typhoon Khanun.

●	The recovery of international RPKs remained at 88.5% of 2019 levels. Regions experienced different outcomes while Asia Pacific carriers continued to restore international traffic.

●	Ticket sales data signaled unwinding domestic demand while international bookings remained on the same positive trend.

Passenger traffic expanded further in August 2023, with industry-wide revenue passenger kilometers (RPKs) growing 28.4% year-on0year (YoY) and reaching 95.7% of August 2019 levels. In seasonally-adjusted terms, passenger traffic increased 1.0% month-on-month (MoM), indicating a slowing but still positive trend globally.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Change
	2023	2022	$	%
Net Sales	$454,281	$-	$454,281	100.0%
Service income – related party	-	2,953	(2,953)	(100.0)%
Cost of sales	447,781	-	447,781	100.0%
Operating expenses	3,643,426	1,780,438	1,862,988	104.6%
Loss from operations	(3,636,926)	(1,777,485)	(1,859,410)	104.6%
Net non-operating expense	(117,510)	(700,128)	582,618	(83.2)%
Loss before income taxes	(3,754,436)	(2,477,613)	(1,276,823)	(51.5)%
Income tax expense	-	1,600	(1,600)	(100.0)%
Net Loss	(3,754,436)	(2,479,213)	(1,275,223)	51.4%
Other comprehensive income	134,254	518,027	(383,773)	(74.1)%
Total comprehensive loss	$(3,620,182)	$(1,961,186)	$(1,658,996)	(84.6)%

Revenue. We have $ 454,281 of net sales for the three-month period ended March 31, 2023 and $2,953 service income for the three-month period ended March 31, 2022, respectively. Our revenue for the three months ended March 31, 2023 was $454,281 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period. The service income of $2,953 ended March 31, 2022 represents an income from providing satellite service to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,862,988, or 104.6% to $3,643,426 for the three-month period ended March 31, 2023, from $1,780,438 for the three-month period ended March 31, 2022. Such increase was mainly due to increases in salary expenses, R&D expenses and consulting fees of $969,311, $834,271 and $177,158, respectively, which was offset by the decreases in professional fees and stock compensation expense of $236,856 and $192,108.

Net non-operating expense. We had $117,510 in net non-operating expense for the three-month period ended March 31, 2023, as compared to net non-operating expense of $700,128 for the three-month period ended March 31, 2022. Net non-operating expense in the three-month period ended Mach 31, 2023 represents gain on foreign exchange translation of $179,589, unrealized loss from the transactions of our liquidity contract and prepaid investment of $7,829, other financing cost due to amortization of convertible bonds issuing cost of $125,134 and net interest expense of $236,073, which was offset by the interest income and other incomes of $71,937. The net non-operating expense in the three-month period ended March 31, 2022 includes foreign exchange loss of $578,654, amortization of bond issuing costs of $118,365 and net interest expense of $7,381.

Loss before income taxes. Our loss before income taxes increased by $1,276,823, or 51.5%, to $ 3,754,436 for the three-month period ended March 31, 2023, from a loss of $2,477,613 for the three-month period ended March 31, 2022, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the three-month period ended March 31, 2023, as compared to the income tax expense of $1,600 for the three-month period ended March 31, 2022.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,658,996, or 84.6%, to $3,620,182 for the three-month period ended March 31, 2023, from $1,961,186 for the three-month period ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $2,299,190 and restricted cash of $3,224,357. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended March 31,
	2023	2022
Net cash used for operating activities	$(5,110,931)	$(679,551)
Net cash provided by investing activity	(10,247)	6,658
Net cash provided by financing activity	752,910	154,585
Net decrease in cash and cash equivalents	(4,368,268)	(518,308)
Cash at beginning of year	10,101,920	3,288,813
Foreign currency translation effect on cash	(210,105)	518,027
Cash at end of year	$5,523,547	$3,288,532

Operating Activities

Net cash used for operating activities was $5,110,931 for the three months ended March 31, 2023, as compared to $679,551 for the three months ended March 31, 2022. In addition to the net loss of $3,754,436, the increase in net cash used for operating activities during the three-month period ended March 31, 2023 was mainly due to increase in prepaid expenses, accounts payable, and other payable of $2,068,638, $353,703, and $425,562, respectively, offset by the increase in accrued payroll liability and prepayment from customer, interest payable of $152,518, $352,081, and $235,482. In addition to the net loss of $2,479,213, the decrease in net cash used for operating activities during the three-month period ended March 31, 2022 was mainly due to the decrease in accounts receivable and the increase in accrued expenses and other current liabilities of $136,800 and $1,225,046, respectively, offset by the decrease in prepaid expenses and other current assets and deposits of $121,913 and $45,548, respectively.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $10,247 as compared to net cash used by investing activities of $6,658 for the three months ended March 31, 2022. The net cash provided by investing activities for the three months ended March 31, 2023 was mainly for the proceeds from disposal of long term investment of $325,578, which was offset by the purchase of property and equipment of $335,825. The net cash provided by investing activities for the three months ended March 31, 2022 was mainly the proceeds from disposal of trading securities of $7,823, which was offset by the cash used for the purchase of property and equipment of $1,165.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $752,910 and $154,585, respectively. Net cash provided by financing activities for the three months ended March 31, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $758,439. Net cash provided by financing activities for the three months ended March 31, 2022 were mainly attributable to net proceeds from the borrowing of short-term loan in the amount of $161,298.

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

Capital expenditures for the three months ended March 31, 2023 and 2022 were $335,825 and $1,165, respectively.

We anticipate an increase in capital spending in our fiscal year ended December 31, 2023 and estimate that capital expenditures will range from $10 million to $50 million as we begin airborne equipment installations and continue to execute our expansion strategy. We expect to raise these funds through our planned public offering, the registration statement for which is currently under review by the SEC, and/or through other sources of equity or debt financings. There can be no assurance, however, that our planned public offering will proceed successfully, if at all, or that we will be able to raise the required funds through other means on acceptable terms to us, if at all.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2023 and December 31, 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $1,518,000 and $6,153,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,148,000 and $3,134,000 as of March 31, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2023 and 2022, we incurred approximately $0 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2023 and 2022.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on March 31, 2023. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2023.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the three months ended March 31, 2023 composed of the service income to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to October 23, 2023, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2023 have been included in these consolidated financial statements.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We adopted ASU 2020-06 as of March 31, 2023 and the adoption does not have significant impact on our consolidated financial statements and related disclosures as of and for the three months period ended March 31, 2023.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on our unaudited condensed consolidated financial statements as of and for the three months period ended March 31, 2023.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. we adopted ASU 2021-04 as of March 31, 2023 and the adoption does not have significant impact on our condensed consolidated financial statements as of and for the three months period ended March 31, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on July 1, 2022, and further referenced below, which we are still in the process of remediating as of March 31, 2023, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on July 14, 2023.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on July 14, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: October 25, 2023	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)