Form 10-Q
period 2023-06-30
Aerkomm Inc.
filed 2023-11-13
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of November 13, 2023, there were 16,869,613 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Periods and Six Months Periods Ended June 30, 2023 and 2022	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Six Month Periods Ended June 30, 2023 and 2022	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Periods Ended June 30, 2023 and 2022	5

Notes to Unaudited Consolidated Financial Statements	6

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$1,125,988	$6,878,362
Short-term investment	5,015,674	2,009,238
Inventories, net	1,366,282	1,366,282
Prepaid expenses	8,090,014	6,030,516
Other current assets	1,492,604	460,893
Total Current Assets	17,090,562	16,745,291
Long-term Investment	4,190,752	4,572,243
Property and Equipment
Cost	4,062,978	4,011,883
Accumulated depreciation	(2,809,579)	(2,486,836)
	1,253,399	1,525,047
Prepayment for land	35,277,759	35,748,435
Prepayment for equipment	319,441	458,998
Net Property and Equipment	36,850,599	37,732,480
Other Assets
Prepaid expenses – non-current	2,247,001	1,995,937
Restricted cash	3,225,008	3,223,558
Intangible asset, net	1,155,000	1,402,500
Goodwill	4,561,037	4,561,037
Right-of-use assets, net	274,183	92,451
Deposits	554,272	315,015
Total Other Assets	12,016,501	11,590,498
Total Assets	$70,148,414	$70,640,512

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$1,331,397	$1,316,253
Accounts payable	1,706,976	1,950,939
Accrued expenses and other current liabilities	13,524,199	9,049,693
Long-term loan - current	10,656	11,271
Lease liability – current	151,844	131,181
Total Current Liabilities	16,725,072	12,459,337
Long-term Liabilities
Long-term bonds payable	9,389,027	9,137,006
Convertible long-term note payable	23,173,200	23,173,200
Long-term loan – non-current	-	5,027
Contract liability – non-current	762,000	762,000
Lease liability – non-current	169,192	35,172
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	33,494,419	33,113,405
Total Liabilities	50,219,491	45,572,742
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of June 30, 2023 and December 31, 2022	9,720	9,720
Additional paid in capital	79,342,891	79,078,005
Accumulated deficits	(58,767,324)	(53,645,981)
Accumulated other comprehensive loss	(656,364)	(373,974)
Total Stockholders’ Equity	19,928,923	25,067,770
Total Liabilities and Stockholders’ Equity	$70,148,414	$70,640,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales – Related Party	$-	$-	$451,915	$-
Service Income – Related Party	-	265	-	3,218

Total Revenue	-	265	451,915	3,218

Cost of Sales	-	-	445,449	-

Gross Profit	-	265	6,466	3,218

Operating Expenses	3,635,725	1,914,486	7,279,117	3,694,924

Loss from Operations	(3,635,725)	(1,914,221)	(7,272,651)	(3,691,706)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(499,732)	(705,604)	(320,143)	(1,284,258)
Bond issuance cost	(126,887)	(120,022)	(252,021)	(238,386)
Unrealized gain (loss) on investments	3,098,923	(15,876)	3,091,094	(21,132)
Other income (loss), net	(201,086)	20,795	(365,222)	22,941

Net Non-Operating (Loss) Income	2,271,218	(820,707)	2,153,708	(1,520,835)

Loss before Income Taxes	(1,364,507)	(2,734,928)	(5,118,943)	(5,212,541)

Income Tax Expense	2,400	-	2,400	1,600

Net Loss	(1,366,907)	(2,734,928)	(5,121,343)	(5,214,141)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(416,644)	673,064	(282,390)	1,191,091

Total Comprehensive Loss	$(1,783,551)	$(2,061,864)	$(5,403,733)	$(4,023,050)

Net Loss Per Common Share:

Basic	$(0.1385)	$(0.2772)	$(0.5189)	$(0.5285)
Diluted	$(0.1385)	$(0.2772)	$(0.5189)	$(0.5285)

Weighted Average Shares Outstanding - Basic	9,869,165	9,866,286	9,869,165	9,865,672
Weighted Average Shares Outstanding - Diluted	9,869,165	9,866,286	9,869,165	9,865,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2022

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2022	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276
Stock compensation expense	-	-	246,999	-	-	246,999
Other comprehensive income	-	-	-	-	518,027	518,027
Net loss for the period	-	-	-	(2,479,213)	-	(2,479,213)
Balance as of March 31, 2022	9,715,889	$9,716	$78,072,975	$(44,246,471)	$(1,378,131)	$32,458,089

Issuance of common stock	4,114	4	32,908	-	-	32,912
Stock compensation expense	-	-	712,341	-	-	712,341
Other comprehensive income	-	-	-	-	673,064	673,064
Net loss for the period	-	-	-	(2,734,928)	-	(2,734,928)
Balance as of June 30, 2022	9,720,003	$9,720	$78,818,224	$(46,981,399)	$(705,067)	$31,141,478

For the six months ended June 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	134,254	134,254
Net loss for the period	-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479

Issuance of common stock	-	-	-	-	-	-
Stock compensation expense	-	-	209,995	-	-	209,995
Other comprehensive income	-	-	-	-	(416,644)	(416,644)
Net loss for the period	-	-	-	(1,366,907)	-	(1,366,907)
Balance as of June 30, 2023	9,720,003	$9,720	$79,342,891	(58,767,324)	(656,364)	19,928,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,121,343)	$(5,214,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606,747	530,223
Amortization of Right of Use Assets	43,658	5,910
Stock-based compensation	264,886	959,340
Unrealized (gain) loss on investments	(3,091,094)	21,132
Amortization of bonds issuance costs	252,021	238,386
Changes in operating assets and liabilities:
Accounts receivable	-	136,800
Prepaid expenses and other current assets	(3,342,273)	(472,338)
Deposits	(239,257)	10,488
Accounts payable	(243,963)	(2,232)
Accrued expenses and other current liabilities	4,837,329	2,077,255
Operating lease liability	(21,433)	(95,301)
Net Cash Used for Operating Activities	(6,054,722)	(1,804,478)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-	7,823
Proceeds from disposal of long-term investment	325,578	-
Purchase of property and equipment	(364,164)	(1,165)
Net Cash (Used) Provided by Investing Activities	(38,586)	6,658

Cash Flows from Financing Activities
Proceeds from short-term loan	15,145	2,697,810
Repayment of long-term loan	(5,642)	(7,133)
Payment on finance lease liability	(5,817)	(6,186)
Net Cash Provided by Financing Activities	3,686	2,684,491

Net Decrease in Cash and Restricted Cash	(6,089,622)	886,671
Cash and Restricted Cash, Beginning of Period	10,101,920	3,288,813
Foreign Currency Translation Effect on Cash	338,698	1,191,091
Cash and Restricted Cash, End of Period	$4,350,996	$5,366,575

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$7,522

Cash and Restricted Cash:
Cash	$1,125,988	$2,143,757
Restricted cash	3,225,008	3,222,818
Total	$4,350,996	$5,366,575

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2023 and the results of operations and cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six months periods are unaudited. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2023 and December 31, 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $6,153,000, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,164,000 and $3,134,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of June 30, 2023 and December 31, 2022, the Company had $0 Account Receivable. Therefore, allowances for expected credit losses were $0 as of June 30, 2023 and December 31, 2022.

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term notes payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2023 and December 31, 2022.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,444,650 and 1,943,618 common stock equivalents, primarily stock options and warrants, for the year ended June 30, 2023 and 2022, respectively. For the fiscal years ended June 30, 2023 and 2022, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended June 30, 2023.

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

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended June 30, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of June 30, 2023, the Company had purchased 5,361 shares of its common stock with the fair value of $18,820. The securities were recorded as short-term investment with an accumulated unrealized loss of $1,942. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

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

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. (See Note 8) As of June 30, 2023 and December 31, 2022, this investment totaled approximately a 8% ownership of Ejectt.

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,123,956 as of June 30, 2023 and $1,138,952 as of December 31, 2022). Shinbao is a privately-held company in Taiwan. As of October 23, 2023, the stock title transfer is still under process.

As of June 30, 2023 and December 31, 2022, the fair value of the investment was as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Investment – Ejectt – short-term	$3,873,491	$850,182
Investment - Liquidity	18,227	20,104
Prepaid investment	1,123,956	1,138,952
Total Investment	5,015,674	2,009,238
Appreciation in market value - Ejectt	(3,254,780)	(223,216)
Investment cost – Ejectt – short-term	618,711	626,966
Investment cost - Liquidity	18,227	20,104
Prepaid investment	1,123,956	1,138,952

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - Inventories

As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Satellite equipment for sale under construction	$1,366,282	$1,366,282

NOTE 6 - Prepaid Expenses

As of June 30, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Prepaid engineering expense	$9,604,671	$7,536,409
Prepaid professional expense	86,500	79,954
Others	645,844	410,090
Total	$10,337,015	$8,026,453
Prepaid expense - current	2,247,001	6,030,516
Prepaid expense – non-current	8,090,014	1,995,937

NOTE 7 - Property and Equipment

As of June 30, 2023 and December 31, 2022, the balances of property and equipment were as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	1,477,491	1,419,697
Satellite equipment	275,410	275,410
Vehicle	333,732	342,646
Leasehold improvement	83,721	83,721
Furniture and fixture	38,597	36,382
	4,062,978	4,011,883
Accumulated depreciation	(2,809,579)	(2,486,836)
Net	1,253,399	1,525,047
Prepayments - land	35,277,759	35,748,435
Prepaid equipment	319,441	458,998
Total	$36,850,599	$37,732,480

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $35,277,759 as of June 30, 2023 and $35,748,435 as of December 31, 2022) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,356,837 as of June 30, 2023 and 1,374,940 as of December 31, 2022) was recorded to the cost of land. And the company is under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of November *, 2023, the qualified license applications are still in progress.

Depreciation expense was $359,247 and $288,633 for the six months periods ended June 30, 2023 and 2022, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - Long-term Investment

As of June 30, 2023 and December 31, 2022, 5,000,000 shares of Ejectt’s common stock were restricted.

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

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of June 30, 2023 and December 31, 2022, the fair value of the long-term investment was as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Investment cost – Ejectt – long-term	$4,190,752	$4,246,665
Investment cost – AnaNaviTek	-	325,578
Net	$4,190,752	$4,572,243

NOTE 9 - Intangible Asset, Net

As of June 30, 2023 and December 31, 2022, the cost and accumulated amortization for intangible asset were as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(3,795,000)	(3,547,500)
Net	$1,155,000	$1,402,500

Amortization expense was $247,500 and $247,500 for the six-months periods ended June 30, 2023 and 2022.

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

As of June 30, 2023 and December 31, 2022, the goodwill were as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Gross amount	$4,561,037	$4,561,037
Accumulated Impairment	-	-
Net	$4,561,037	$4,561,037

No impairment loss on goodwill were recognized for six-month period ended June 30, 2023 and the year ended December 31, 2022.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of MEPA is calculated as follows;

Total purchase considerations	$100,000
Fair Value of tangible assets acquired:
Cash	482,247
Loan receivable	500,000
Prepaid expenses and other current assets	252,792
Property and equipment	218,042
Deposits	5,400
Total identifiable assets acquired	1,458,481

Fair value of liabilities assumed:
Accounts payable	11,075
Loan from stockholder	(4,324,000)
Other payable	(131,259)
Total liabilities assumed	(4,444,184)
Net identifiable liabilities assumed	(2,985,703)
Goodwill as a result of the acquisition	$3,085,703

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2023	2022
Weighted-average remaining lease term	(Unaudited)
Operating lease	2.49 Year	0.54 Years
Finance lease	1.35 Years	1.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

Operating Leases

	June 30, 2023	December 31, 2022
	(Unaudited)
Right-of-use assets	$274,183	$92,451
Lease liability – current	$140,923	$120,323
Lease liability – non-current	$162,246	$22,547

Finance Leases

	June 30, 2023	December 31, 2022
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(42,497)	(36,925)
Property and equipment, net	$14,273	$19,845

Lease liability - current	$10,921	$10,858
Lease liability – non-current	6,945	12,624
Total finance lease liabilities	$17,866	$23,482

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months periods and six months periods ended June 30, 2023 and 2022:

Operating Leases

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$32,986	$45,066	$43,658	$96,149
Sublease rental income	(24,539)	(21,496)	(26,763)	(38,532)
Net lease expense	$8,447	$23,570	$16,895	$57,617

Finance Leases

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,779	$3,155	$5,558	$6,186
Interest on lease liabilities	191	303	408	650
Total finance lease cost	$2,970	$3,458	$5,966	$6,836

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the six months periods ended June 30, 2023 and 2022 is as follows:

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$24,180	$97,762
Operating cash outflows from finance lease	$2,717	$6,186
Financing cash outflows from finance lease	$191	$650
Leased assets obtained in exchange for lease liabilities:
Operating leases	$244,495	$-

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
July 1, 2023 – June 30, 2024	$129,102	$129,102
July 1, 2024 – June 30, 2025	90,284	90,284
July 1, 2025 – June 30, 2026	81,818	81,818
Total lease payments	$301,204	$301,204
Less: Imputed interest	(23,381)	(23,381)
Present value of lease liabilities	$277,823	$277,823
Current portion	(115,576)	(115,576)
Non-current portion	$162,247	$162,247

Finance Leases

Total
(Unaudited)
July 1, 2023 – June 30, 2024	$11,414
July 1, 2024 – June 30, 2025	7,016
Total lease payments	$18,430
Less: Imputed interest	(563)
Present value of lease liabilities	$17,867
Current portion	(10,921)
Non-current portion	$6,946

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 as of June 30, 2021 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. As of June 30, 2023, the outstanding loan balance was $963,391 (NTD 30,000,000). As of November *, 2023, the amendment agreement to extend the loan repayment is still under progress.

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,170 as of June 30, 2023 and US$48,812 as of December 31, 2022), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of June 30, 2023 and December 31, 2022 are as follows:

Twelve months ending June 30,	(Unaudited)
2024	11,180
2025	-
Total installment payments	11,180
Less: Imputed interest	(524)
Present value of long-term loan	10,656
Current portion	(10,656)
Non-current portion	$-

Year ending December 31,
2023	$12,359
2024	5,150
Total installment payments	17,509
Less: Imputed interest	(1,211)
Present value of long-term loan	16,298
Current portion	(11,271)
Non-current portion	$5,027

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

As of June 30, 2023 and December 31, 2022, the long-term bonds payable consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(810,973)	(1,062,994)
Net	$9,389,027	$9,137,006

Bond issuance cost was $ 252,021 and $238,387 for the six months ended June 30, 2023 and 2022, respectively.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2023 and December 31, 2022, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2023, the project is still ongoing.

NOTE 17 - Income Taxes

Income tax expense for the three months and six months periods ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	2,400	-	2,400	1,600
Foreign	-	-	-	-
Total	$2,400	$-	$2,400	$1,600

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months and six months periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(1,064,777)	$(811,252)	$(1,707,582)	$(1,406,007)
Net operating loss carryforwards (NOLs)	550,540	836,510	1,559,414	1,572,517
Foreign investment losses (gains)	296,363	(185,248)	156,170	(372,868)
Stock-based compensation expense	28,200	149,600	39,700	201,500
Amortization expense	66,800	21,800	85,700	43,600
Accrued payroll	82,700	81,500	114,300	155,400
Unrealized exchange losses (gains)	36,274	143,590)	(237,002)	304,758
Others	6,300	(236,500)	(8,300)	(497,300)
Tax expense at effective tax rate	$2,400	$-	$2,400	$1,600

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Income Taxes - Continued

Deferred tax assets (liability) as of June 30, 2023 and December 31, 2022 consist approximately of:

	June 30, 2023	December 31, 2022
	(Unaudited)
Net operating loss carryforwards (NOLs)	$13,300,000	$10,694,000
Stock-based compensation expense	3,151,000	3,098,000
Accrued expenses and unpaid expense payable	610,000	412,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	53,000	311,000
Excess of tax amortization over book amortization	(292,000)	(344,000)
Others	(46,000)	(97,000)
Gross	16,844,000	14,142,000
Valuation allowance	(16,844,000)	(14,142,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $2,702,000 for the six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $27,159,000 and $28,545,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2023 and December 31, 2022, the Company had State NOLs of approximately $41,936,000 and $37,662,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of June 30, 2023 and December 31, 2022, the Company has Japan NOLs of approximately $244,000 and $326,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of June 30, 2023 and December 31, 2022, the Company has Taiwan NOLs of approximately $4,705,000 and $3,452,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of June 30, 2023 and December 31, 2022, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2023 and December 31, 2022, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2023 and December 31, 2022, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

a.	As of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Unaudited)
Other receivable from:
EESquare JP [1]	$128,746	$11,380
StarJec[2]	-	282,073
Ejectt[3]	16,381	-
WTL[4]	1,186,256	-
Others[6]	12,612	15,092
Total	$1,343,995	$308,545

Rent deposit to Ejectt[3]	1,349	1,367

Loan from WTL[4]	$-	$337,357

Prepayment from Ejectt[3]	$2,226,657	$1,258,786

Other payable to:
AATWIN[5]	$35,047	$35,047
Interest payable to WTL[4]	58,036	58,810
StarJec[2]	141,621	-
Others[6]	220,607	246,610
Total	$455,311	$340,467

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $760 per month in 2023 Q1. This amount represents outstanding balance receivable from EESquare JP as of June 30, 2023.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800).

3.	Represents inventory prepayment paid by Ejectt to provide design and installation service in cabin with Aerkomm. Aircom Telecom also entered into 2 sales agreements with Ejectt for 6 sets of antennas. As of June 17, 2023, the company entered into MOU with Ejectt to appoints Ejectt as its exclusive represent agency in Taiwan with NTD 20,000,000 security deposit (approximately $642,261 as of June 30, 2023).

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of June 30, 2023, the Company has interest payable balance of $58,036 (approximately NTD 1,807,000) for past Loan. The Company lended NTD 36,940,000 (approximately $1,186,256 as of June 30, 2023) in Q2 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Significant Related Party Transactions - Continued

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents receivable/payable from/to employees as a result of regular operating activities.

b.	For the three months and six months periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$-	$-	$451,915	$-
Service income from Ejectt[1]	27,960	-	32,704	-
Service income from Star Jec[2]	-	265	-	3,218
Interest expense charged by WTL[3]	-	7,756	-	10,184
Rental income from EESqaure JP4	2,183	2,296	4,449	4,874

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023. Service income charged to Ejectt for consultant service provided in Q2, 2023.

2.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

3.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of June 30, 2022, the Company had interest expense accrued $10,184 (approximately NTD 292,576) from WTL under the loans.

4.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2021 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $760 per month in 2023 Q1.

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

On May 5, 2023, the Board of Directors approved to issue options for 786,356 shares under the Aerkomm 2017 Plan to eight company’s employees. These options shall be vested on an annually basis for the next 4 years.

On May 5, 2023, the Board of Directors of Aerkomm adopted the Aerkomm Inc. 2023 Equity Incentive Plan (the “Aerkomm 2023 Plan” and together with the Aerkomm 2017 Plan, and Aircom 2014 Plan, the “Plans”) and the reservation of 3,683,929 shares of common stock for issuance under the Aerkomm 2023 Plan. The Aerkomm 2023 Plan has been adopted by the Board and shall continue in effect for a term of 10 years unless sooner terminated under the terms.

On June 1, 2023, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2023 Plan to one of the Company’s officers. These options shall be vested immediately.

On June 13, 2023, the Board of Directors agreed to issue options for an aggregate 3,627,679 shares under the Aerkomm 2023 Plan to certain company’s employees. The shares subject to the option shall be vested commencing on the vesting start date and the remaining shares shall be vested at the rate of 1/48 for the next 48 months on the same day of the month as the vesting start date.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $264,886 and $959,340 for the six months periods ended June 30, 2023 and 2022, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in six months period ended June 30, 2023 and year ended December 31, 2022 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the six months ended June 30, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2022	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2023 (unaudited)	111,871	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the six months period ended June 30, 2023 and the year ended December 31, 2022.

Of the shares covered by options outstanding as of June 30, 2023, 111,871 are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	3.25	3.3521	111,871	3.25	3.3521

As of June 30, 2023, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the six months periods ended June 30, 2023 and 2022.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	1,207,897	11.2537	7.5309
Granted	162,000	8.1566	6.3320
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at December 31, 2022	1,279,688	10.8161	7.3194
Granted	805,103	2.5500	1.9691
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2023 (unaudited)	2,084,791	7.6279	5.2566

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six months period ended June 30, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2022	40,194	8.9422
Granted	162,000	6.3320
Vested	(183,194)	6.7206
Forfeited/Cancelled	(8,000)	14.4305
Options unvested at December 31, 2022	11,000	3.5070
Granted	805,103	1.9779
Vested	(46,132)	2.4889
Forfeited/Cancelled	-	-
Options unvested at June 30, 2023 (unaudited)	769,971	1.9691

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of June 30, 2023, 1,314,820 are now exercisable; 769,971 shares will be exercisable for the twelve-month period ending June 30, 2024. Information related to stock options outstanding and exercisable at June 30, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 – 4.30	1,310,353	8.77	$3.0799	540,382	7.23	$3.8350
6.00 – 10.00	419,288	7.86	8.3356	419,288	7.86	8.3356
11.00 – 14.20	126,150	6.75	11.4688	126,150	6.75	11.4688
20.50 – 27.50	109,000	4.28	25.4982	109,000	4.28	25.4982
30.00 – 35.00	120,000	4.03	34.5479	120,000	4.03	34.5479
	2,084,791		7.6279	1,314,820		10.6016

As of June 30, 2023, total unrecognized stock-based compensation expense related to stock options was approximately $1,441,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.85 year. No option was exercised during the six months period ended June 30, 2023 and the year ended December 31, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,646,429	2.5915	2.0099
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2023 (unaudited)	3,646,429	2.5915	2.0099

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six months period ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at December 31, 2022	-	-
Granted	3,646,429	2.0099
Vested	(56,539)	2.0837
Forfeited/Cancelled	-	-
Options unvested at June 30, 2023 (unaudited)	3,589,890	2.0087

Of the shares covered by options outstanding as of June 30, 2023, 56,539 shares are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.59-2.89	3,646,429	9.95	2.5915	56,539	9.94	2.6895

As of June 30, 2023, total unrecognized stock-based compensation expense related to stock options was approximately $6,923,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.95 year. No option was exercised during the six months period ended June 30, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Commitments

As of June 30, 2023, the Company’s significant commitment is summarized as follows:

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

NOTE 22 - Subsequent Events

Ejectt

On July 20th, 2023, the Taipei Stock Exchange (the “Exchange”) announced that the securities of Ejectt Inc. would be suspended from trading on the Exchange as of July 20, 2023, in accordance with Article 12-1 of the Business Rules of the Exchange. It is the Company’s understanding that this suspension is temporary. If within six months of suspension and cessation of trading Ejectt can meet the relevant requirements of Article 12-1, Paragraph 2 and Paragraph 4 of the Business Rules regarding profitability and the issuance of a special audit report on the internal control system by an accountant, and has an underwriter evaluation report, Ejectt can apply to the Exchange to have trading in its stock resume. Ejectt has announced that it will prepare all necessary documents and procedures and apply to the Exchange in December 2023 to have the temporary suspension removed. The Company’s management believes that this temporary trading suspension of the Eject Inc. securities will have no impact on the value of its investment in the Ejectt stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing; MAPE Labs, Inc., a California corporation and wholly-owned subsidiary, or Mepa.

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

Our total sales were $451,915 and $0 for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

The LOI signing marks a decisive step towards consolidation and growth in Taiwan’s satellite communication industry. We and Ejectt are committed to synergizing our strengths and expertise to maximize our impact in the market and strengthen our joint position in the satellite communications sector.

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

Passenger traffic expanded further in August 2023, with industry-wide revenue passenger kilometers (RPKs) growing 28.4% year-on-year (YoY) and reaching 95.7% of August 2019 levels. In seasonally-adjusted terms, passenger traffic increased 1.0% month-on-month (MoM), indicating a slowing but still positive trend globally.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Change
	2023	2022	$	%
Net Sales – related party	$-	-	$-	(100.0)%
Service income – related party	-	265	(265)	(100.0)%
Cost of sales	-	-	-	100.0%
Operating expenses	3,635,725	1,914,486	1,721,239	89.9%
Loss from operations	(3,635,725)	(1,914,221)	(1,721,504)	89.9%
Net non-operating gain(loss)	2,271,218	(820,707)	3,091,925	(376.7)%
Loss before income taxes	(1,364,507)	(2,734,928)	1,370,421	(50.1)%
Income tax expense	2,400	-	2,400	(100.0)%
Net Loss	(1,366,907)	(2,734,928)	1,368,021)	(50.0)%
Other comprehensive income	(416,644)	673,064	(1,089,708)	(161.9)%
Total comprehensive loss	$(1,783,551)	$(2,061,864)	$278,313	(13.5)%

Revenue. We have $0 of net sales for the three-month period ended June 30, 2023 and $265 service income for the three-month period ended June 30, 2022, respectively. Our revenue for the three months ended June 30, 2023 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period. Our total revenue was $265 for the three months ended June 30, 2022 for providing satellite service to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,721,239, or 89.9% to $3,635,725 for the three-month period ended June 30, 2023, from $1,914,486 for the three-month period ended June 30, 2022. Such increase was mainly due to increases in salary expenses, R&D expenses and professional fees of $1,133,431, $726,647 and $104,271, respectively, which was offset by the decreases in stock compensation expense of $502,346.

Net non-operating expense. We had $2,271,218 in net non-operating gain for the three-month period ended June 30, 2023, as compared to net non-operating expense of $820,707 for the three-month period ended June 30, 2022. Net non-operating expense in the three-month period ended June 30, 2023 represents loss on foreign exchange translation of $499,732, unrealized gain from the transactions of our liquidity contract and prepaid investment of $3,098,922, other financing cost due to amortization of convertible bonds issuing cost of $126,887 and net other loss of $201,085. Net non-operating loss in the three months ended June 30, 2022 represents a loss of $705,604 in foreign exchange translation, financing cost of $120,022 from the amortization of bond issuing costs and unrealized loss in investment of $15,876, which was offset by a net other income of $20,795.

Loss before income taxes. Our loss before income taxes decreased by $1,370,421, or 50.1%, to $ 1,364,507 for the three-month period ended June 30, 2023, from a loss of $2,734,928 for the three-month period ended June 30, 2022, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 for the three-month period ended June 30, 2023, as compared to the income tax expense of $0 for the three-month period ended June 30, 2022.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $278,313, or 13.5%, to $1,783,551 for the three-month period ended June 30, 2023, from $2,061,864 for the three-month period ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six-month periods ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Change
	2023	2022	$	%
Net Sales– related party	$451,915	$-	$451,915	100.0%
Service income – related party	-	3,218	(3,218)	(100.0)%
Cost of sales	445,449	-	445,449	100.0%
Operating expenses	7,279,117	3,694,924	3,584,193	97.0%
Loss from operations	(7,272,651)	(3,691,706)	(3,580,945)	97.0%
Net non-operating gain (loss)	2,153,708	(1,520,835)	3,674,543	(241.6)%
Loss before income taxes	(5,118,943)	(5,212,541)	93,598	(1.8)%
Income tax expense	2,400	1,600	800	50.0%
Net Loss	(5,121,343)	(5,214,141)	92,798	(1.8)%
Other comprehensive income (loss)	(282,390)	1,191,091	(1,473,481)	(123.7)%
Total comprehensive loss	$(5,403,733)	$(4,023,050)	$(1,380,683)	34.3%

Revenue. Our total revenue was $451,915 and $3,218 for the six months periods ended June 30, 2023 and 2022, respectively. As we are still developing our core business in in-flight entertainment and connectivity and there was non-recurring sale of equipment to related parties during the period. Our total revenue was $3,218 for the six months period ended June 30, 2022 represents an income from providing satellite service to one of our related parties.

Cost of Sales. Our cost of sales was $445,449 and $0 for the six-month periods ended June 30, 2023 and 2022, respectively. The cost of sales for the six months ended June 30, 2023 was $445,449 as the cost directly associated with equipment that we sold to one of our related parties. The cost of sales for the six months ended June 30, 2022 was $0 as there is no cost directly associated with providing satellite service to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $3,584,193, or 97.0%, to $7,279,117 for the six months ended June 30, 2023, from $3,694,924 for the six months ended June 30, 2022. This decrease was mainly due to the decrease in non-cash stock-based compensation expense, auditing expense and professional fee of $770,360, $155,695, and $132,585, respectively, which was offset by the increase in payroll and R&D expenses of $2,102,743 and $1,560,918.

Net non-operating loss. We had $2,153,708 in net non-operating gain for the six months ended June 30, 2023, as compared to net non-operating loss of $1,520,835 for the six months ended June 30, 2022. Net non-operating income in the six months ended June 30, 2023 represents loss on foreign exchange translation of $320,143, amortization of financing cost of $252,021, unrealized gain on investment of $3,091,093 and net other income of $365,221. Net non-operating income in the six months ended June 30, 2022 represents loss on foreign exchange translation of $1,284,258, amortization of financing cost of $238,386, unrealized loss in investment of $21,132 and net other income of $22,941.

Loss before income taxes. Our loss before income taxes decreased by $93,598, or 1.8%, to $5,118,943 for the six months ended June 30, 2023, from a loss of $5,212,541 for the six months ended June 30, 2022, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 and $1,600 for the six-month periods ended June 30, 2023 and 2022, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $1,380,683, or 34.3%, to $5,403,733 for the six months ended June 30, 2023, from $4,023,050 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $1,125,988 and restricted cash of $3,225,008. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended June 30,
	2023	2022
Net cash used for operating activities	$(6,054,722)	$(1,804,478)
Net cash provided by investing activity	(38,586)	6,658
Net cash provided by financing activity	3,686	2,684,491
Net decrease in cash and cash equivalents	(6,089,622)	886,671
Cash at beginning of year	10,101,920	3,288,813
Foreign currency translation effect on cash	338,698	1,191,091
Cash at end of year	$4,350,996	$5,366,575

Operating Activities

Net cash used for operating activities was $6,089,722 for the six months ended June 30, 2023, as compared to $1,804,478 for the six months ended June 30, 2022. In addition to the net loss of $5,121,343, the increase in net cash used for operating activities during the six-month period ended June 30, 2023 was mainly due to increase in prepaid expenses, deposits, and accounts payable, of $3,342,273, $239,257, and $243,963, respectively, offset by the increase in accrued expenses and other current liabilities of $4,837,329. In addition to the net loss of $5,214,141, the increase in net cash used for operating activities during the six months ended June 30, 2022 was mainly due to an increase in prepaid expenses and other current assets of $472,338 and a decrease in operating lease liability of $95,301, which was offset by a decrease in accounts receivable of $136,800 and increase in accrued expense and other current liabilities of $2,077,255.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2023 was $38,586 as compared to net cash provided by investing activities of $6,658 for the six months ended June 30, 2022. The net cash provided by investing activities for the six months ended June 30, 2023 was mainly for the proceeds from disposal of long-term investment of $325,578, which was offset by the purchase of property and equipment of $364,164. The net cash provided by investing activities for the six months ended June 30, 2022 was mainly due to the disposal of short-term investment of $7,823, which was offset by purchase of property and equipment of $1,165.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $3,686 and $2,684,491, respectively. Net cash provided by financing activities for the six months ended June 30, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $15,145. Net cash provided by financing activities for the six months ended June 30, 2022 was mainly attributable to net proceeds from the short-term loan of $2,697,810.

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

Capital expenditures for the six months ended June 30, 2023 and 2022 were $364,164 and $1,165, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2023 and December 31, 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $6,153,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,164,000 and $3,134,000 as of June 30, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the six-month periods ended June 30, 2023 and 2022, we incurred approximately $1,560,918 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the six-month periods ended June 30, 2023 and 2022.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on June 30, 2023. The Company’s long-term investment is classified within Level 2 of the fair value hierarchy on June 30, 2023 due to its restricted nature. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2023.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the six months ended June 30, 2023 composed of the service income and equipment sold to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to November 11, 2023, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2023 have been included in these consolidated financial statements.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We adopted ASU 2020-06 as of June 30, 2023 and the adoption does not have significant impact on our consolidated financial statements and related disclosures as of and for the three months period ended June 30, 2023.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In March 2022, the FASB issued ASU 2022-02 and eliminate the Troubled Debt Restructuring recognition and measurement guidance.

The adoption of this standard did not have a material effect on the Company’s operating results.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on our unaudited condensed consolidated financial statements as of and for the six months period ended June 30, 2023.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. we adopted ASU 2021-04 as of June 30, 2023 and the adoption does not have significant impact on our condensed consolidated financial statements as of and for the six months period ended June 30, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on July 1, 2022, and further referenced below, which we are still in the process of remediating as of June 30, 2023, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on July 14, 2023.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on July 14, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 13, 2023	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)