Form 10-Q
period 2023-09-30
Aerkomm Inc.
filed 2024-01-19
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of January 18, 2024, there were 16,869,613 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Periods and Nine Months Periods Ended September 30, 2023 and 2022	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Nine Month Periods Ended September 30, 2023 and 2022	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Periods Ended September 30, 2023 and 2022	5

Notes to Unaudited Consolidated Financial Statements	6

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$253,278	$6,878,362
Short-term investment	3,614,358	2,009,238
Inventories, net	1,366,282	1,366,282
Prepaid expenses	9,994,150	6,030,516
Other receivable – related parties	1,440,369	308,544
Other current assets	149,920	152,349
Total Current Assets	16,818,357	16,745,291
Long-term Investment	4,047,767	4,572,243
Property and Equipment
Cost	4,078,306	4,011,883
Accumulated depreciation	(3,000,979)	(2,486,836)
	1,077,327	1,525,047
Prepayment for land	34,074,113	35,748,435
Prepayment for equipment	308,542	458,998
Net Property and Equipment	35,459,982	37,732,480
Other Assets
Prepaid expenses – non-current	2,239,552	1,995,937
Restricted cash	3,224,355	3,223,558
Intangible asset, net	1,031,250	1,402,500
Goodwill	21,236,856	4,561,037
Right-of-use assets, net	245,498	92,451
Deposits	538,565	315,015
Total Other Assets	28,516,076	11,590,498
Total Assets	$84,842,182	$70,640,512

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$982,468	$1,316,253
Accounts payable	1,564,627	1,950,939
Accrued expenses	4,171,413	2,433,400
Other payable – related parties	884,382	340,467
Other payable – others	11,214,678	5,017,040
Prepayment from customer – related party	2,163,034	1,258,786
Long-term loan - current	7,575	11,271
Lease liability – current	150,818	131,181
Total Current Liabilities	21,138,995	12,459,337
Long-term Liabilities
Long-term bonds payable	9,517,690	9,137,006
Convertible long-term note payable	23,173,200	23,173,200
Long-term loan – non-current	79,242	5,027
Contract liability – non-current	762,000	762,000
Lease liability – non-current	145,236	35,172
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	33,678,368	33,113,405
Total Liabilities	54,817,363	45,572,742
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 16,720,451 shares and 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of September 30, 2023 and December 31, 2022	16,720	9,720
Additional paid in capital	96,425,743	79,078,005
Accumulated deficits	(65,191,369)	(53,645,981)
Accumulated other comprehensive loss	(1,226,275)	(373,974)
Total Stockholders’ Equity	30,024,819	25,067,770
Total Liabilities and Stockholders’ Equity	$84,842,182	$70,640,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales – Related Party	$-	$-	$446,367	$-
Service Income – Related Party	61,582	2,855	61,582	6,073

Total Revenue	61,582	2,855	507,949	6,073

Cost of Sales	26,666	-	472,115	-

Gross Profit	34,916	2,855	35,834	6,073

Operating Expenses	4,303,845	2,380,851	11,577,414	6,075,775

Loss from Operations	(4,268,929)	(2,377,996)	(11,541,580)	(6,069,702)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(806,619)	(1,318,614)	(1,126,762)	(2,602,872)
Bond issuance cost	(128,663)	(121,703)	(380,684)	(360,089)
Unrealized gain (loss) on investments	(1,320,206)	(25)	1,770,888	(21,157)
Other income (loss), net	100,372	11,799	(264,850)	34,740

Net Non-Operating (Loss) Income	(2,155,116)	(1,428,543)	(1,408)	(2,949,378)

Loss before Income Taxes	(6,424,045)	(3,806,539)	(11,542,988)	(9,019,080)

Income Tax Expense	-	-	2,400	1,600

Net Loss	(6,424,045)	(3,806,539)	(11,545,388)	(9,020,680)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(569,911)	1,290,912	(852,301)	2,482,003

Total Comprehensive Loss	$(6,993,956)	$(2,515,627)	$(12,397,689)	$(6,538,677)

Net Loss Per Common Share:

Basic	$(0.6410)	$(0.3857)	$(1.1638)	$(0.9140)
Diluted	$(0.6410)	$(0.3857)	$(1.1638)	$(0.9140)

Weighted Average Shares Outstanding - Basic	10,021,349	9,869,165	9,920,450	9,869,165
Weighted Average Shares Outstanding - Diluted	10,021,349	9,869,165	9,920,450	9,869,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2022

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2022	9,715,889	$9,716	$77,825,976	$(41,767,258)	$(1,896,158)	$34,172,276
Stock compensation expense	-	-	246,999	-	-	246,999
Other comprehensive income	-	-	-	-	518,027	518,027
Net loss for the period	-	-	-	(2,479,213)	-	(2,479,213)
Balance as of March 31, 2022	9,715,889	9,716	78,072,975	(44,246,471)	(1,378,131)	32,458,089
Issuance of common stock	4,114	4	32,908	-	-	32,912
Stock compensation expense	-	-	712,341	-	-	712,341
Other comprehensive income	-	-	-	-	673,064	673,064
Net loss for the period	-	-	-	(2,734,928)	-	(2,734,928)
Balance as of June 30, 2022	9,720,003	9,720	78,818,224	(46,981,399)	(705,067)	31,141,478
Issuance of common stock	-	-	-	-	-	-
Stock compensation expense	-	-	59,842	-	-	59,842
Other comprehensive income	-	-	-	-	1,290,912	1,290,912
Net loss for the period	-	-	-	(3,806,539)	-	(3,806,539)
Balance as of September 30, 2022	9,720,003	$9,720	$78,878,066	$(50,787,938)	$585,845	$28,685,693

For the nine months ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	134,254	134,254
Net loss for the period	-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479
Issuance of common stock	-	-	-	-	-	-
Stock compensation expense	-	-	209,995	-	-	209,995
Other comprehensive income	-	-	-	-	(416,644)	(416,644)
Net loss for the period	-	-	-	(1,366,907)	-	(1,366,907)
Balance as of June 30, 2023	9,720,003	$9,720	$79,342,891	(58,767,324)	(656,364)	19,928,923
Issuance of common stock	7,000,448	7,000	16,493,000	-	-	16,500,000
Stock compensation expense	-	-	589,852	-	-	589,852
Other comprehensive income	-	-	-	-	(569,911)	(569,911)
Net loss for the period	-	-	-	(6,424,045)	-	(6,424,045)
Balance as of September 30, 2023	16,720,451	$16,720	$96,425,743	$(65,191,369)	$(1,226,275)	$30,024,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(11,545,388)	$(9,020,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	897,046	769,394
Amortization of Right of Use Assets	75,899	8,840
Stock-based compensation	847,738	1,019,182
Unrealized (gain) loss on investments	(1,770,888)	21,157
Amortization of bonds issuance costs	380,684	360,089
Changes in operating assets and liabilities:
Accounts receivable	-	75,180
Prepaid expenses	(4,134,587)	(1,999,853)
Other current assets	(1,129,394)	(216,499)
Deposits	(223,550)	10,386
Accounts payable	(386,312)	262,419
Accrued expenses and other current liabilities	9,622,337	1,526,171
Operating lease liability	(5,902)	(195,544)
Net Cash Used for Operating Activities	(7,372,317)	(7,379,758)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-	(1,416,142)
Proceeds from disposal of long-term investment	325,578	-
Proceeds from sales of trading security	-	7,823
Purchase of property and equipment	(379,128)	(11,462)
Net Cash Used by Investing Activities	(53,550)	(1,419,781)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	7,000	-
Repayment of short-term loan	(384,189)	-
Proceeds from short-term loan	-	9,015,361
Repayment of long-term loan	(8,723)	(11,065)
Payment on finance lease liability	(8,619)	(9,279)
Net Cash (Used) Provided by Financing Activities	(394,531)	8,995,017

Net (Decrease) Increase in Cash and Restricted Cash	(7,820,398)	195,478
Cash and Restricted Cash, Beginning of Period	10,101,920	3,288,813
Foreign Currency Translation Effect on Cash	1,196,111	2,482,003
Cash and Restricted Cash, End of Period	$3,477,633	$5,966,294

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,400	$1,600
Cash paid during the period for interest	-	18,819

Cash and Restricted Cash:
Cash	$253,278	$2,745,708
Restricted cash	3,224,355	3,220,586
Total	$3,477,633	$5,966,294

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

On June 13, 2018, Aerkomm established a then wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land and raise sufficient fund for ground station building and operate the ground station for data processing (although that cannot be guaranteed). On December 29, 2022, Aerkomm and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract pursuant to the terms of which Aerkomm sold a majority interest of 25,500,000 shares (the “Shares”) of Aerkomm Taiwan to the Buyer for NT$255,000,000 (approximately US $9,023,354 as of December 31, 2022).

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

On September 28, 2023, Aerkomm acquired a wholly owned subsidiary, Mixnet Technology Limited (Mixnet) and its wholly owned subsidiary, Mesh Technology Taiwan Limited (Mesh), a Taiwan company. The purpose of the acquisition is to extend business development and operations related to the satellite products. Mixnet's name changed to Mesh Technology Limited as of September 7, 2023.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of operations and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these nine months periods are unaudited. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Mixnet, Mesh, MEPA, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai and Aerkomm Malta. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2023 and December 31, 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $6,153,000, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,153,000 and $3,134,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of September 30, 2023 and December 31, 2022, the Company had $0 Account Receivable. Therefore, allowances for expected credit losses were $0 as of September 30, 2023 and December 31, 2022.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended September 30, 2023 and December 31, 2022.

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

The carrying amounts of the Company’s cash and restricted cash, short-term investment, accounts receivable, inventory, prepaid expenses, other receivable, accounts payable, short-term loan, accrued expenses, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term notes payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2023 and December 31, 2022.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,463,400 and 1,943,618 common stock equivalents, primarily stock options and warrants, for the year ended September 30, 2023 and 2022, respectively. For the fiscal years ended September 30, 2023 and 2022, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended September 30, 2023.

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

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended September 30, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of September 30, 2023, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as short-term investment with an accumulated unrealized loss of $5,839. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

On December 3, 2020, the Company entered into three separate stock purchase agreements (or “Stock Purchase Agreement”) from three individuals to purchase an aggregate of 6,000,000 restricted shares of one of the Company’s related parties, YuanJiu Inc. (“YuanJiu”) in a total amount of NT$141,175,000 (approximately US$5,027,600 as of December 31, 2020). YuanJiu is a listed company in Taipei Exchange and the stock title transfer is subject to certain restrictions. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu. On July 19, 2021, YuanJiu Inc. changed its name to “EJECTT INC” (“Ejectt”). On March 24, 2021, the Company purchased additional 2,000 shares of Ejectt’s common stock for a total amount of $1,392 from a related party.

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. (See Note 8) As of September 30, 2023 and December 31, 2022, this investment totaled approximately a 8% ownership of Ejectt.

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

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,085,608 as of September 30, 2023 and $1,138,952 as of December 31, 2022). Shinbao is a privately-held company in Taiwan. As of January *, 2024, the stock title transfer is still under process.

As of September 30, 2023 and December 31, 2022, the fair value of the investment was as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Investment – Ejectt – short-term	$2,514,919	$850,182
Investment - Liquidity	13,831	20,104
Prepaid investment	1,085,608	1,138,952
Total Investment	3,614,358	2,009,238
Appreciation in market value - Ejectt	(1,917,318)	(223,216)
Investment cost – Ejectt – short-term	597,601	626,966
Investment cost - Liquidity	13,831	20,104
Prepaid investment	1,085,608	1,138,952

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - Inventories

As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Satellite equipment for sale under construction	$1,366,282	$1,366,282

NOTE 6 - Prepaid Expenses

As of September 30, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Prepaid engineering expense	$9,486,067	$7,536,409
Prepaid professional expense	105,786	79,954
Others	2,641,850	410,090
Total	$12,233,703	$8,026,453
Prepaid expense - current	9,994,151	6,030,516
Prepaid expense – non-current	2,239,552	1,995,937

NOTE 7 - Property and Equipment

As of September 30, 2023 and December 31, 2022, the balances of property and equipment were as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	1,502,285	1,419,697
Satellite equipment	275,410	275,410
Vehicle	324,340	342,646
Leasehold improvement	83,721	83,721
Furniture and fixture	38,522	36,382
	4,078,306	4,011,883
Accumulated depreciation	(3,000,979)	(2,486,836)
Net	1,077,327	1,525,047
Prepayments - land	34,074,113	35,748,435
Prepaid equipment	308,542	458,998
Total	$35,459,982	$37,732,480

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $34,074,113 as of September 30, 2023 and $35,748,435 as of December 31, 2022) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,310,543 as of September 30, 2023 and 1,374,940 as of December 31, 2022) was recorded to the cost of land. And the company is under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of January *, 2024, the qualified license applications are still in progress.

Depreciation expense was $525,796 and $406,984 for the nine months periods ended September 30, 2023 and 2022, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - Long-term Investment

As of September 30, 2023 and December 31, 2022, 5,000,000 shares of Ejectt’s common stock were restricted.

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

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of September 30, 2023 and December 31, 2022, the fair value of the long-term investment was as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Investment cost – Ejectt – long-term	$4,047,767	$4,246,665
Investment cost – AnaNaviTek	-	325,578
Net	$4,047,767	$4,572,243

NOTE 9 - Intangible Asset, Net

As of September 30, 2023 and December 31, 2022, the cost and accumulated amortization for intangible asset were as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Satellite system software	$4,950,000	$4,950,000
Accumulated amortization	(3,918,750)	(3,547,500)
Net	$1,031,250	$1,402,500

Amortization expense was $371,250 and $371,250 for the nine-months periods ended September 30, 2023 and 2022.

Note 10 - Goodwill

The Company obtained the goodwill of $1,475,334 from past various merge and acquisition events of all subsidiaries from year 2016 to 2022 described in Note 1.

On September 4, 2022, the Company acquired 100% of the ownership of MEPA Labs Inc. (MEPA) with total consideration of $100,000. The fair value of MEPA at acquisition date was $-2,985,703. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was $3,085,703, which is recorded as goodwill.

On September 28, 2023, the Company acquired 100% of the ownership of Mixnet Technology Limited (Mixnet) and its subsidiary Mesh Technology Taiwan Limited (Mesh) with total consideration of $16,500,000 by issuing 7,000,448 shares of the Company’s common stock valued at approximately $2.36 per share. The fair value of Mixnet and Mesh at acquisition date was $-175,819. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was $16,675,819, which is recorded as goodwill.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Goodwill - Continued

As of September 30, 2023 and December 31, 2022, the goodwill were as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Gross amount	$21,236,856	$4,561,037
Accumulated Impairment	-	-
Net	$21,236,856	$4,561,037

No impairment loss on goodwill were recognized for nine-month period ended September 30, 2023 and the year ended December 31, 2022.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of MEPA is calculated as follows;

Total purchase considerations	$100,000
Fair Value of tangible assets acquired:
Cash	482,247
Loan receivable	500,000
Prepaid expenses and other current assets	252,792
Property and equipment	218,042
Deposits	5,400
Total identifiable assets acquired	1,458,481

Fair value of liabilities assumed:
Accounts payable	11,075
Loan from stockholder	(4,324,000)
Other payable	(131,259)
Total liabilities assumed	(4,444,184)
Net identifiable liabilities assumed	(2,985,703)
Goodwill as a result of the acquisition	$3,085,703

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Total identifiable assets acquired	72,663

Fair value of liabilities assumed:
Loan payable – current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder – non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable liabilities assumed	(175,819)
Goodwill as a result of the acquisition	$16,675,819

AERKOMM INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2023	2022
Weighted-average remaining lease term	(Unaudited)
Operating lease	2.24 Year	1.50 Years
Finance lease	1.10 Years	1.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

Operating Leases

	September 30, 2023	December 31, 2022
	(Unaudited)
Right-of-use assets	$245,498	$92,451
Lease liability – current	$140,169	$120,323
Lease liability – non-current	$141,228	$22,547

Finance Leases

	September 30, 2023	December 31, 2022
	(Unaudited)
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(45,242)	(36,925)
Property and equipment, net	$11,528	$19,845

Lease liability - current	$10,649	$10,858
Lease liability – non-current	4,008	12,624
Total finance lease liabilities	$14,657	$23,482

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months periods and nine months periods ended September 30, 2023 and 2022:

Operating Leases

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	$32,242	$32,710	$75,899	$124,376
Sublease rental income	(2,069)	(19,200)	(6,519)	(52,858)
Net lease expense	$30,172	$13,510	$69,380	$71,518

Finance Leases

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,745	$2,845	$8,235	$8,840
Interest on lease liabilities	163	274	567	932
Total finance lease cost	$2,908	$3,119	$8,801	$9,772

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the nine months periods ended September 30, 2023 and 2022 is as follows:

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$52,407	$47,774
Operating cash outflows from finance lease	$8,052	$8,321
Financing cash outflows from finance lease	$567	$932
Leased assets obtained in exchange for lease liabilities:
Operating leases	$244,495	$74,795

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
October 1, 2023 – September 30, 2024	$119,142	$119,142
October 1, 2023 – September 30, 2024	89,256	89,256
October 1, 2023 – September 30, 2024	59,504	59,504
Total lease payments	$267,902	$267,902
Less: Imputed interest	(19,328)	(19,328)
Present value of lease liabilities	$248,574	$248,574
Current portion	(107,346)	(107,346)
Non-current portion	$141,228	$141,228

Finance Leases

Total
(Unaudited)
October 1, 2023 – September 30, 2024	$11,024
October 1, 2024 – September 30, 2025	4,020
Total lease payments	$15,045
Less: Imputed interest	(388)
Present value of lease liabilities	$14,657
Current portion	(10,649)
Non-current portion	$4,008

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Short-term Loan

As of September 30, 2023, the outstanding loan balance was $930,521 (NTD 30,000,000) under the loan (Note 1) from Well Thrive Limited (“WTL”) to pay off the previous short-term loan with a non-related party.

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$46,526 as of September 30, 2023 and US$48,812 as of December 31, 2022), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of September 30, 2023 and December 31, 2022 are as follows:

Twelve months ending September 30,	(Unaudited)
2024	7,854
2025	-
Total installment payments	7,854
Less: Imputed interest	(278)
Present value of long-term loan	7,575
Current portion	(7,575)
Non-current portion	$-

Year ending December 31,
2023	$12,359
2024	5,150
Total installment payments	17,509
Less: Imputed interest	(1,211)
Present value of long-term loan	16,298
Current portion	(11,271)
Non-current portion	$5,027

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of September 30, 2022 and December 31, 2022, and the Deposit was recorded as restricted cash.

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

As of September 30, 2023 and December 31, 2022, the long-term bonds payable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(682,309)	(1,062,994)
Net	$9,517,691	$9,137,006

Bond issuance cost was $ 380,684 and $360,089 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 31, 2022. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $751K as of September 30, 2023, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of September 30, 2023 and December 31, 2022, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of September 30, 2023, the project is still ongoing.

NOTE 17 - Income Taxes

Income tax expense for the three months and nine months periods ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	2,400	1,600
Foreign	-	-	-	-
Total	$-	$-	$2,400	$1,600

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months and nine months periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(702,089)	$(1,089,179)	$(2,409,671)	$(2,495,186)
Net operating loss carryforwards (NOLs)	747,003	1,870,676	2,306,417	3,443,193
Foreign investment losses (gains)	(497,670)	(445,209)	(341,500)	(818,077)
Stock-based compensation expense	139,800	12,500	179,500	214,000
Amortization expense	65,500	24,600	151,200	68,200
Accrued payroll	99,700	(83,400)	214,000	72,000
Unrealized exchange losses (gains)	144,156	252,712	(92,846)	557,470
Others	3,600	(542,700)	(4,700)	(1,040,000)
Tax expense at effective tax rate	$-	$-	$2,400	$1,600

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Income Taxes - Continued

Deferred tax assets (liability) as of September 30, 2023 and December 31, 2022 consist approximately of:

	September 30, 2023	December 31, 2022
	(Unaudited)
Net operating loss carryforwards (NOLs)	$14,341,000	$10,694,000
Stock-based compensation expense	3,337,000	3,098,000
Accrued expenses and unpaid expense payable	747,000	412,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	187,000	311,000
Excess of tax amortization over book amortization	(285,000)	(344,000)
Others	19,000	(97,000)
Gross	18,414,000	14,142,000
Valuation allowance	(18,414,000)	(14,142,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $4,272,000 for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $29,116,000 and $28,545,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of September 30, 2023 and December 31, 2022, the Company had State NOLs of approximately $44,422,000 and $37,662,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of September 30, 2023 and December 31, 2022, the Company has Japan NOLs of approximately $251,000 and $326,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of September 30, 2023 and December 31, 2022, the Company has Taiwan NOLs of approximately $5,564,000 and $3,452,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of September 30, 2023 and December 31, 2022, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2023 and December 31, 2022, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2023 and December 31, 2022, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

The unvested shares of restricted stock were recorded under a deposit liability account awaiting future conversion to common stock when they become vested.

On June 16, 2022, the Company issued 4,114 shares of common stock to Bevilaqua PLLC for the legal services rendered.

On September 28, 2023, the Company issued 7,000,448 shares of common stock to Kevin Wong to acquire Mixnet Technology Limited and its subsidiary (Mixnet).

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Kevin Wong	Stockholder of Mixnet

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Unaudited)
Other receivable from:
EESquare JP [1]	$91,682	$11,380
StarJec[2]	-	282,073
Ejectt[3]	16,081	-
WTL[4]	1,295,884	-
Others[7]	36,721	15,092
Total	$1,440,368	$308,545

Rent deposit to Ejectt[3]	$1,303	$1,367

Loan from WTL[4]	$930,521	$337,357
Loan from Kevin Wong[6]	76,201	-
Total	$1,006,722	$337,357

Prepayment from Ejectt[3]	$2,163,034	$1,258,786

Other payable to:
AATWIN[5]	$35,047	$35,047
Interest payable to WTL[4]	56,056	58,810
StarJec[2]	136,920	-
Others[7]	656,359	246,610
Total	$884,382	$340,467

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $724 per month in 2023 Q3. This amount represents outstanding balance receivable from EESquare JP as of September 30, 2023.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800 as of December 31,2022). Other payable represents deposit should be returned to Ejectt after service contracts ended as of September 30, 2023.

3.	Represents prepayment paid by Ejectt to provide design and installation service in cabin with Aerkomm for $361,910. Aircom Telecom also entered into 2 sales agreements with Ejectt for 6 sets of antennas with prepayment of $1,180,777. As of June 17, 2023, Aerkomm Taiwan entered into MOU with Ejectt to appoints Ejectt as its exclusive represent agency in Taiwan with NTD 20,000,000 security deposit (approximately $620,347 as of September 30, 2023).

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Significant Related Party Transactions - Continued

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of September 30, 2023, the Company has interest payable balance of $56,056 (approximately NTD 1,807,000) for past Loan and new loan of $930,521 (NTD 30,000,000). The Company also lended $1,295,884 as of September 30, 2023.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $76,201 (approximately NTD 2,460,000).

7.	Represents receivable/payable from/to employees as a result of regular operating activities.

b.	For the three months and nine months periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$-	$-	$446,367	$-
Service income from Ejectt[1]	66,093	-	98,395	-
Service income from Star Jec[2]	-	2,855	2,805	6,073
Interest expense charged by WTL[3]	-	-	-	10,155
Rental income from EESqaure JP4	2,173	2,149	6,519	7,023
Other income from WTL[3]	10,865	-	10,865	-
Other income from Others[5]	2,158	-	3,977	-

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income charged to Ejectt for consultant service provided in Q3, 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

3.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of June 30, 2022, the Company had interest expense accrued $10,184 (approximately NTD 292,576) from WTL under the loans. Aerkomm Japan has other income of $10,865, other product sale to WTL, in August 2023 in associated with selling antenna.

4.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2021 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $724 per month in 2023 Q3.

5.	Represents other income from employees as a result of regular operating activities.

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

On September 1, 2023, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2023 Plan to one of the Company’s officers. These options shall be vested immediately.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $854,739 and $959,340 for the nine months periods ended September 30, 2023 and 2022, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in nine months period ended September 30, 2023 and year ended December 31, 2022 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the nine months ended September 30, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2022	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2023 (unaudited)	111,871	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the nine months period ended September 30, 2023 and the year ended December 31, 2022.

Of the shares covered by options outstanding as of September 30, 2023, 111,871 are now exercisable. Information related to stock options outstanding and exercisable at September 30, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	111,871	2.75	3.3521	111,871	2.75	3.3521

As of September 30, 2023, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the nine months periods ended September 30, 2023 and 2022.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the nine months ended September 30, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	1,207,897	11.2537	7.5309
Granted	162,000	8.1566	6.3320
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at December 31, 2022	1,279,688	10.8161	7.3194
Granted	805,103	2.5605	1.9779
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2023 (unaudited)	2,084,791	7.6279	5.2566

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the nine months period ended September 30, 2023 and the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2022	40,194	8.9422
Granted	162,000	6.3320
Vested	(183,194)	6.7206
Forfeited/Cancelled	(8,000)	14.4305
Options unvested at December 31, 2022	11,000	3.5070
Granted	805,103	1.9779
Vested	(95,279)	2.2208
Forfeited/Cancelled	-	-
Options unvested at September 30, 2023 (unaudited)	720,824	1.9691

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of September 30, 2023, 1,363,967 are now exercisable; 720,824 shares will be exercisable for the twelve-month period ending September 30, 2024. Information related to stock options outstanding and exercisable at September 30, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 – 4.30	1,310,353	8.52	$3.0799	589,529	7.20	$3.7279
6.00 – 10.00	419,288	7.61	8.3356	419,288	7.61	8.3356
11.00 – 14.20	126,150	6.50	11.4688	126,150	6.50	11.4688
20.50 – 27.50	109,000	4.03	25.4982	109,000	4.03	25.4982
30.00 – 35.00	120,000	3.80	34.5479	120,000	3.80	34.5479
	2,084,791		7.6279	1,363,967		10.3115

As of September 30, 2023, total unrecognized stock-based compensation expense related to stock options was approximately $1,346,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.60 year. No option was exercised during the nine months period ended September 30, 2023 and the year ended December 31, 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,665,179	2.5915	2.0099
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2023 (unaudited)	3,665,179	2.5915	2.0099

Activities related to unvested stock awards under Aerkomm 2017 Plan for the nine months period ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at December 31, 2022	-	-
Granted	3,665,179	2.0099
Vested	(264,230)	2.0247
Forfeited/Cancelled	-	-
Options unvested at September 30, 2023 (unaudited)	3,400,949	2.0087

Of the shares covered by options outstanding as of September 30, 2023, 264,230 shares are now exercisable. Information related to stock options outstanding and exercisable at September 30, 2023, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,665,179	9.70	2.5915	264,230	9.72	2.6106

As of September 30, 2023, total unrecognized stock-based compensation expense related to stock options was approximately $6,490,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.70 year. No option was exercised during the nine months period ended September 30, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Commitments

As of September 30, 2023, the Company’s significant commitment is summarized as follows:

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”). Pursuant to the terms of the Equity Sales Contract, (i) the Company will sell 25,500,000 shares (the “Shares”) of Aerkomm Taiwan Inc., the Company’s wholly-owned subsidiary (the “Aerkomm Taiwan”), to dMobile System Co., Ltd. (the “Buyer”) for NT$255,000,000 (approximately US $9,023,354 as of December 31, 2022), and (ii) the Buyer is required to pay the full amount to the Seller within 180 days of signing the Equity Sales Contract. If the Buyer fails to make the payment, the Seller has the right to claim the compensation from the Buyer due to the Buyer’s breach of the Equity Sales Contract. Furthermore, Mr. Albert Hsu who is designated by the seller as the pledgee of the Shares in the Equity Sales Contract will execute all the rights of the pledgee under the instruction from the Seller. The parties agree to be bound by the laws of the Republic of China and agree that the Taipei District Court in Taiwan is the court of jurisdiction for initial trial.

The Buyer, dMobile System Co., Ltd., is owned by Sheng-Chun Chang, a more than 10% equity owner of the Company.

The purpose of this transaction was to have Aerkomm Taiwan become a qualified company to apply for a telecommunication license in Taiwan.

NOTE 22 - Subsequent Events

On December 5th, 2023, the Company signed a non-binding Letter of Intent with a US-listed SPAC, a publicly traded special purpose acquisition company, regarding a business combination which would see AERKOMM transitioning its listing to a major US stock market exchange. Based on the agreement, a business combination between the Company and the SPAC pursuant to which the SPAC would acquire 100% of the outstanding equity and equity equivalents of the Company or all of the Company’s business, in exchange for the a number of shares of capital stock of the SPAC based on a total pre-money enterprise value of the Company of US $300 million to US $400 million, inclusive of US $150 million to US $200 million of contingent value, also in stock, tied to earn-out provisions. The non-binding Letter of Intent contemplates a pre-closing private placement (PIPE) by the Company in order that the Company raise sufficient capital to be able to fund the operations and development of the post-closing company for a period of 12 months following the closing.

On December 21, 2023, the Company received the amount of $5,004,000 in its Panshin Bank account from two separate investors under a Common Stock Subscription Agreement. The Company will be using the funds for operational matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing; MEPA Labs, Inc., a California corporation and wholly-owned subsidiary, or Mepa; Mixnet Technology Limited (changed to Mesh Technology Limited), a Seychelles company and wholly-owned subsidiary of Aerkomm, or Mixnet; Mesh Technology Taiwan Limited, a Taiwan company and wholly-owned subsidiary of Mixnet, or Mesh.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Our total sales were $507,949 and $0 for the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

The 7,000,448 Consideration Shares have been issued to Kevin Wong as of September 29, 2023 after the acquisition closed on September 28, 2023.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$61,582	$2,855	$58,727	2057.0%
Cost of sales	26,666	-	26,666	100.0%
Operating expenses	4,303,845	2,380,851	1,922,994	80.8%
Loss from operations	(4,268,929)	(2,377,996)	(1,890,933)	79.5%
Net non-operating gain(loss)	(2,155,116)	(1,428,543)	(726,573)	50.9%
Loss before income taxes	(6,424,045)	(3,806,539)	(2,617,506)	68.8%
Income tax expense	-	-	-	%
Net Loss	(6,424,045)	(3,806,539)	(2,617,506)	68.8%
Other comprehensive income	(569,911)	1,290,912	(1,860,823)	(144.1)%
Total comprehensive loss	$(6,993,956)	$(2,515,627)	$(4,478,329)	178.0%

Revenue. We have $61,582 of service income for the three-month period ended September 30, 2023 and $2,855 service income for the three-month period ended September 30, 2022, respectively. Our sales for the three months ended September 30, 2023 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period. Our total revenue was $2,855 for the three months ended September 30, 2022 for providing satellite service to one of our related parties.

Cost of revenue. Our cost of revenue was $26,666 and $0 for the three-month periods ended September 30, 2023 and 2022, respectively. The cost of revenue for the three months ended September 30, 2023 was $26,666 as it was a small product provided to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,922,994, or 80.8% to $4,303,845 for the three-month period ended September 30, 2023, from $2,380,851 for the three-month period ended September 30, 2022. Such increase was mainly due to increases in salary expenses, stock compensation expenses and professional fees of $1,234,452, $530,011 and $361,759, respectively, which was offset by the decreases in R&D expense and Payroll taxes of $330,887 and 230,402.

Net non-operating expense. We had $2,155,116 in net non-operating loss for the three-month period ended September 30, 2023, as compared to net non-operating expense of $1,428,543 for the three-month period ended September 30, 2022. Net non-operating expense in the three-month period ended September 30, 2023 represents loss on foreign exchange translation of $806,619, unrealized loss from the transactions of our liquidity contract and prepaid investment of $1,320,206, other financing cost due to amortization of convertible bonds issuing cost of $128,663 and net other loss of $100,372. Net non-operating loss in the three months ended September 30, 2022 represents a loss of $1,318,614 in foreign exchange translation and financing cost of $121,703 from the amortization of bond issuing costs, which was offset by a net other income of $11,799.

Loss before income taxes. Our loss before income taxes decreased by $2,617,506, or 68.8%, to $6,424,045 for the three-month period ended September 30, 2023, from a loss of $3,806,539 for the three-month period ended September 30, 2022, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the three-month period ended September 30, 2023, as compared to the income tax expense of $0 for the three-month period ended September 30, 2022.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $4,478,329, or 178.0%, to $6,993,956 for the three-month period ended September 30, 2023, from $2,515,627 for the three-month period ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine-month periods ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Net Sales– related party	$446,367	$-	$446,367	100.0%
Service income – related party	61,582	6,073	55,509	914.0%
Cost of sales	472,115	-	472,115	100.0%
Operating expenses	11,577,414	6,075,775	5,501,639	90.6%
Loss from operations	(11,541,580)	(6,069,702)	(5,471,878)	90.2%
Net non-operating gain (loss)	(1,408)	(2,949,378)	2,947,970	(100.0)%
Loss before income taxes	(11,542,988)	(9,019,080)	(2,523,908)	28.0%
Income tax expense	2,400	1,600	800	50.0%
Net Loss	(11,545,388)	(9,020,680)	(2,524,708)	28.0%
Other comprehensive income (loss)	(852,301)	2,482,003	(3,334,304)	(134.3)%
Total comprehensive loss	$(12,397,689)	$(6,538,677)	$(5,859,012)	89.6%

Revenue. Our total revenue was $507,949 and $6,073 for the nine months periods ended September 30, 2023 and 2022, respectively. As we are still developing our core business in in-flight entertainment and connectivity and there was non-recurring sale of equipment to related parties during the period. Our total revenue was $6,073 for the nine months period ended September 30, 2022 represents an income from providing satellite service to one of our related parties.

Cost of Sales. Our cost of sales was $472,115 and $0 for the nine-month periods ended September 30, 2023 and 2022, respectively. The cost of sales for the nine months ended September 30, 2023 was $472,115 as the cost directly associated with equipment that we sold to one of our related parties. The cost of sales for the nine months ended September 30, 2022 was $0 as there is no cost directly associated with providing satellite service to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $5,501,639, or 90.6%, to $11,577,414 for the nine months ended September 30, 2023, from $6,075,775 for the nine months ended September 30, 2022. This decrease was mainly due to the decrease in non-cash stock-based compensation expense and auditing expense of $164,443 and $245,685, which was offset by the increase in payroll, R&D expenses, and interest expense of $3,337,195, $1,230,031, and $693,646, respectively.

Net non-operating loss. We had $1,408 in net non-operating loss for the nine months ended September 30, 2023, as compared to net non-operating loss of $2,949,378 for the nine months ended September 30, 2022. Net non-operating income in the nine months ended September 30, 2023 represents loss on foreign exchange translation of $1,126,762, amortization of financing cost of $380,684, unrealized gain on investment of $1,770,888 and net other loss of $264,850. Net non-operating income in the nine months ended September 30, 2022 represents loss on foreign exchange translation of $2,602,872, amortization of financing cost of $360,089, unrealized loss in investment of $21,157 and net other income of $34,740.

Loss before income taxes. Our loss before income taxes increased by $2,523,908, or 28.0%, to $11,542,988 for the nine months ended September 30, 2023, from a loss of $9,019,080 for the nine months ended September 30, 2022, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 and $1,600 for the nine-month periods ended September 30, 2023 and 2022, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $5,859,012, or 89.6%, to $12,397,689 for the nine months ended September 30, 2023, from $6,538,677 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $253,278 and restricted cash of $3,224,355. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Nine Months Ended September 30,
	2023	2022
Net cash used for operating activities	$(7,372,317)	$(7,379,758)
Net cash used by investing activity	(53,550)	(1,419,781)
Net cash (used) provided by financing activity	(394,531)	8,995,017
Net decrease in cash and cash equivalents	(7,820,398)	195,478
Cash at beginning of year	10,101,920	3,288,813
Foreign currency translation effect on cash	1,196,111	2,482,003
Cash at end of year	$3,477,633	$5,966,294

Operating Activities

Net cash used for operating activities was $7,372,317 for the nine months ended September 30, 2023, as compared to $7,379,758 for the nine months ended September 30, 2022. In addition to the net loss of $11,545,388, the increase in net cash used for operating activities during the nine-month period ended September 30, 2023 was mainly due to increase in prepaid expenses, deposits, and accounts payable, of $5,263,981, $223,550, and $386,312, respectively, offset by the increase in accrued expenses and other current liabilities of $9,622,337. In addition to the net loss of $9,020,680, the increase in net cash used for operating activities during the nine months ended September 30, 2022 was mainly due to an increase in prepaid expenses and other current assets of $2,216,352 and a decrease in operating lease liability of $195,544, which was offset by a decrease in accounts receivable of $75,180, increase in accounts payable of $262,419 and increase in accrued expense and other current liabilities of $1,526,171.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2023 was $53,550 as compared to net cash provided by investing activities of $1,419,781 for the nine months ended September 30, 2022. The net cash provided by investing activities for the nine months ended September 30, 2023 was mainly for the proceeds from disposal of long-term investment of $325,578, which was offset by the purchase of property and equipment of $379,128. The net cash used for investing activities for the nine months ended September 30, 2022 was mainly due to the acquisition of short-term investment of $1,416,142 and acquisition of property and equipment of $11,462, which was offset by proceeds from disposal of trading security of $7,823.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2023 was $394,531 and net cash provided by financing activities for the nine months ended September 30, 2022 was $8,995,017, respectively. Net cash used by financing activities for the nine months ended September 30, 2023 were mainly attributable to repayment of short-term loans in the amount of $384,189. Net cash provided by financing activities for the nine months ended September 30, 2022 was mainly attributable to net proceeds from short-term loans of $9,015,361, which was offset by the repayment on long-term loan and finance lease liability of $11,065 and $9,279, respectively.

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

Capital expenditures for the nine months ended September 30, 2023 and 2022 were $379,128 and $11,462, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2023 and December 31, 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $6,153,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $3,153,000 and $3,460,000 as of September 30, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete. Estimated losses on scrap and slow-moving items are recognized in the allowance for losses.

Research and Development Costs.

Research and development costs are charged to operating expenses as incurred. For the nine-month periods ended September 30, 2023 and 2022, we incurred approximately $1,271,651 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment – 5 years, vehicles – 5 years and lease improvement – 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the nine-month periods ended September 30, 2023 and 2022.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on September 30, 2023. The Company’s long-term investment is classified within Level 2 of the fair value hierarchy on September 30, 2023 due to its restricted nature. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2023.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the nine months ended September 30, 2023 composed of the service income and equipment sold to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to January *, 2024, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2023 have been included in these consolidated financial statements.

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We adopted ASU 2020-06 as of September 30, 2023 and the adoption does not have significant impact on our consolidated financial statements and related disclosures as of and for the three months period ended September 30, 2023.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on our unaudited condensed consolidated financial statements as of and for the nine months period ended September 30, 2023.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. we adopted ASU 2021-04 as of September 30, 2023 and the adoption does not have significant impact on our condensed consolidated financial statements as of and for the nine months period ended September 30, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on July 10, 2023, and further referenced below, which we are still in the process of remediating as of September 30, 2023, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on July 14, 2023.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on July 14, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
10.1	Share Purchase Agreement dated July 31, 2023 by and among Aerkomm Inc., Mesh Technology Taiwan Limited and Mixnet Technology Limited (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on August 2, 2023)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 19, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)