Form 10-K
period 2023-12-31
Aerkomm Inc.
filed 2024-05-07
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Pink Market tier) was approximately $23,524,331.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 17,962,613 shares of the registrant’s common stock outstanding as of May 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the impact and effects of the global coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on global supply chains as well as the global airline and tourist industries, especially in the Asia Pacific region;

●	the impact and effects of the conflict between Russia and Ukraine;

●	the impact and effects of the conflict between Israel and Hamas;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new product offerings and bring them to market in a timely manner;

●	Our ability to maintain, protect and enhance our intellectual property, including trade secrets;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our expectations concerning relationship with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations.

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

Summary of Risk Factors

Our annual report should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by similar companies. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including, among others, the following:

Risks Relating to Our Business

Risks and uncertainties related to our current and future business include, but are not limited to, the following:

●	Excluding non-recurring revenues in 2019 and 2021 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company;

●	We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including value-added resale of satellite bandwidth in certain geographies where we are already licensed or intend to be licensed, our multi-orbit universal satellite communications terminals that incorporate flat panel antennas (FPAs) or electronically steered arrays (ESAs) with both hardware and software defined modems, communications systems for manned and unmanned aerospace and defense platforms, system integration for manned and unmanned aerospace and defense platforms, our proprietary glass semiconductor antenna (also referred to as “FGSA”), distributed content delivery network (“CDN”), distributed computing or mesh computing applications and inflight entertainment and connectivity services;

●	We may not be able to grow our business with our current satellite and satellite constellation partners or to successfully negotiate agreements with satellite and satellite constellation partners whose bandwidth and services we do not currently resell or otherwise distribute;

●	We may not be able to grow our business with our current aerospace and defense partners or to successfully negotiate agreements with aerospace and defense partners to which we do not currently provide our technologies or services;

●	We may not be able to grow our business with our current civilian telecommunications partners or successfully negotiate agreements with civilian telecommunications partners to which we do not currently provide our service;

●	We may not be able to grow our business with our current commercial aviation partners or successfully negotiate agreements with commercial aviation partners to which we do not currently provide our service;

●	We may experience network capacity constraints in both our current and our future operation regions as we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our aerospace and defense partners or civilian telecommunication partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected;

●	The demand for satellite bandwidth may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the international satellite bandwidth market in general or the general market acceptance for our products and services;

●	The price of satellite bandwidth may decrease or develop more slowly than we expect.

●	An extended delay in the transfer of title to Aerkomm Taiwan of the Taiwan land parcel that we purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects;

●	If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected;

●	We will source components and products, both hardware and software as well as content, from other companies, which we then assemble or integrate into our products and service offerings from other companies, and any disruptions in their supply chains or businesses or reductions in the quality or availability of the components or products produced by such partners could hurt our business by providing us with less quality or quantity components and products and resulting in potentially less attractive offerings for customers;

Risks Relating to Our Industries

Risks and uncertainties related to our industries include, but are not limited to, the following:

●	In the satellite industry, satellite service operators may face delays in deploying their satellites or constellations due to technological challenges or regulatory hurdles, or may otherwise have insufficient bandwidth, which could hinder the services we offer to our customers and damage customer relations;

●	In the aerospace and defense industry, government budget uncertainties, geopolitical conflicts, public perception, or ITAR issues could adversely affect industry stability and growth; and

●	In the semiconductor industry, supply chain concentration, geopolitical conflicts, single-source dependency, or natural disasters could present challenges for semiconductor manufacturers’ operations and resilience.

Risks Relating to Our Technology and Intellectual Property

Risks and uncertainties related to our technology and intellectual property include, but are not limited to, the following:

●	We rely on service providers for certain critical components of and services relating to our satellite connectivity network;

●	Our use of open-source software could limit our ability to commercialize our technology;

●	The satellites that we currently or may in the future rely on have minimum design lives, but could fail or suffer reduced capacity before then;

●	Satellites that are not yet in service may not be manufactured and successfully launched at rates adequate to meet demand; and

●	The development of our proprietary glass semiconductor antenna may require licenses to intellectual property rights from third parties, including standards-based patent pools for Wi-Fi, audio-visual compression, or data transmission technologies.

Risks Relating to Ownership of our Common Stock

Risks and uncertainties related to our common stocks include, but are not limited to, the following:

●	Our common stock is currently quoted on the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity;

●	Our common stock is quoted on the Professional Segment of the regulated market of Euronext Paris, which may have an unfavorable impact on our stock price and liquidity;

●	We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock;

●	Investors may experience immediate and substantial dilution; and

●	Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in Item 1A. “Risk Factors” and elsewhere in this annual report before investing in our common stocks.

v

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” “the Company”, or “Aerkomm” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly owned subsidiary of our company;

●	“Aerkomm HK” are to Aerkomm Hong Kong Limited, previously Aircom Pacific Inc. Limited, a Hong Kong company and wholly owned subsidiary of Aircom;

●	“Aerkomm Japan” are to Aerkomm Japan Inc., previously Aircom Japan, Inc., a Japanese company and wholly owned subsidiary of Aircom;

●	“Aerkomm Malta” are to Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Seychelles;

●	“Aerkomm Taiwan” are to Aerkomm Taiwan Inc., a Taiwanese company and subsidiary of our company;

●	“Aerkomm SY” are to Aerkomm SY Ltd., previously Aircom Pacific Ltd., a Republic of Seychelles company and wholly owned subsidiary of Aerkomm;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly owned subsidiary of Aircom;

●	“Beijing Yatai” are to Beijing Yatai Communication Co., Ltd., a company organized under the laws of China and a wholly owned subsidiary of Aerkomm Taiwan;

●	“MEPA” are to MEPA Labs Inc., a US company and wholly owned subsidiary of our company;

●	“Mesh Tech” are to Mesh Technology Taiwan Limited, a Taiwanese company and wholly owned subsidiary of Mixnet Technology Limited Seychelles;

●	“Mixnet” are to Mixnet Technology Limited, name changed to Mesh Technology Limited as of September 7, 2023, a Republic of Seychelles company and wholly owned subsidiary of Aerkomm Inc.;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS.

Overview

We are a development stage innovative satellite communication technology company providing carrier-neutral and software-defined infrastructure to deliver mission-critical, multi-orbit satellite broadband connectivity for the public and private sectors.

We offer a range of next-generation technologies that bring high-throughput performance, interoperability and virtualization to provide high performance and resilient end-to-end broadband connectivity to our customers in collaboration with satellite or constellation partners and mobile network operators.

Our business model is asset-light and far less capital intensive than most companies operating in the space industry as we do not operate, or intend to operate, our own satellites or constellations.

Our key proprietary cutting-edge technology is a universal terminal that we develop. It provides carrier-neutral satellite broadband access. These terminals are designed to meet the diverse needs of users across various sectors, and connecting those users to the right satellite, independent of which orbit it is located in, ensuring seamless connectivity and unparalleled performance.

Our universal terminals consist of both a multi-orbit flat panel antenna (FPA), or electronically steered array (ESA), as well as a carrier-neutral, software-defined modem.

Our groundbreaking glass semiconductor ESA antenna technology enhances performance by more than 50% in terms of throughput per square inch, compared to other antenna designs and constructions. The advantages of our ESA technology mean that our universal terminals can be smaller and lighter while also consuming less power and generating less waste heat than other satellite broadband terminals, while also delivering high throughput.

Our work on custom beamformer chips, or application specific integrated circuits (ASICs), and on custom radiofrequency (RF) chipsets aims to optimize power and performance, enabling seamless connectivity across multiple orbits.

Our modem is designed with a software-defined radio (SDR) to provide secure and agile signal transmission with military-grade security features. Our work on a custom high-speed analog-to-digital (ADC) chipset aims to unlock hybrid-orbit links and to enable advanced signal intelligence capabilities.

In addition to designing and developing proprietary technologies for end-to-end solutions based around our universal terminal, we also strategically source and integrate partner technologies to create robust and reliable satellite networks that can be tailored to meet the demands of public and private sector clients.

To enable resiliency and scalability, we are also at the forefront of implementing virtualization for satellite communications through our software-defined approach, which enhances flexibility, scalability, and efficiency and allows for dynamically adapting to evolving communication needs.

By orchestrating a comprehensive system of technologies, we endeavor to revolutionize satellite communication alongside our industry partners, delivering unparalleled capabilities to empower industries and individuals worldwide.

Our technologies, combined with our current and prospective regional satellite operators licenses, enable us to be a distribution partner for our current and potential satellite operator partners’ bandwidth. We aim to identify, unlock and expand new use-cases for satellite communications, providing value both to our customers, and to enable new revenue streams for both ourselves and for our satellite operator partners whose bandwidth we resell.

Merger Agreement with IXAQ

On March 29, 2024, we entered into a business combination agreement (the “Merger Agreement”) with IX Acquisition Corp., a Cayman Islands corporation (“IXAQ”) and AKOM Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of IXAQ (“Merger Sub”). Pursuant to the terms of the Merger Agreement, we and IXAQ have agreed to effect a business combination (the “Merger”), subject to satisfaction of conditions set forth in the Merger Agreement described briefly below. Additional information relating to the Merger along with the Merger Agreement can be found in our Current Report on Form 8-K filed with the SEC on April 4, 2024. The Merger Agreements contemplates that:

●	Before the closing the Merger, IXAQ will redomicile from being a Cayman Islands company to becoming a Delaware corporation.

●	Merger Sub will merge with and into the Company, with the Company being the surviving company following the merger.

●	Each issued and outstanding share of the Company common stock will automatically be converted into common stock of IXAQ at the Conversion Ratio (as defined in the Merger Agreement); and

●	Outstanding Company convertible securities of the Company will be assumed by IXAQ.

●	In connection with the Merger, IXAQ will be renamed “AKOM Inc.”

Pursuant to the terms of the Merger Agreement, each share of common stock of the Company issued and outstanding immediately before the closing of the Merger (other than any such shares that were held by dissenters to the Merger exercising appraisal rights, the “Merger Shares”) will be converted into shares of Class A Common Stock of IXAQ based on a Closing Purchase Price (as defined in the Merger Agreement) for the Company of $200,000,000 (as may be adjusted under the Merger Agreement prior to the closing of the Merger) and a price of $11.50 per share of Class A Common Stock of IXAQ (thereby resulting in the holders of Merger Shares receiving 17,391,304 shares of Class A Common Stock of IXAQ assuming no adjustment from the $200,000,000 Closing Purchase Price). Further, if certain milestones are achieved in the five years following the Merger, those who held Merger Shares immediately before consummation of the Merger will be entitled to receive their pro rata share of up to an aggregate of an additional 17,391,304 shares of Class D Common Stock of IXAQ (as may be adjusted under the Merger Agreement prior to the closing of the Merger), representing an additional Incentive Purchase Price (as defined in the Merger Agreement) of $200,000,000 that is additional to the $200,000,000 Closing Purchase Price for the Company under the Merger Agreement.

In addition to closing conditions that are usual and customary for a transaction like the Merger, the Merger Agreement closing conditions include that at least $45,000,000 of investor PIPE (private investment in public entity) financing commitments (inclusive of SAFE (simple agreement for future equity) financing obtained by the Company before the closing of the Merger) are obtained for the combined company resulting from the Merger, unless waived by IXAQ. As of date of this filing, PIPE agreements for aggregate commitments of $35,000,000, at a price of $11.50 per share, have been signed with Investors.

As of the date of this Annual Report on Form 10-K, the Insiders of the Company (as defined in the Merger Agreement) have all signed Company Support Agreements in favor of the transaction.

Our Strategic Position

The Company is an innovative satellite technology company providing multi-orbit broadband connectivity solutions, based around our universal terminal. Our carrier-neutral and software-defined infrastructure enables end-to-end satellite broadband connectivity across multiple orbits, such as low-earth orbit (LEO), medium-earth orbit (MEO), geostationary-earth orbit (GEO), and highly elliptical orbit (HEO). We serve both public and private sectors, including Aerospace & Defense and Civilian Telecommunications.

We have a range of next-generation satellite technologies that offer broadband connectivity by collaborating with satellite partners and mobile network operators to link users and platforms on the edge to core infrastructure hubs. The Company has established a strong engagement with leading satellite constellation operators spanning multiple orbits, including LEO, MEO, GEO and HEO. Additionally, our technology is currently being implemented in the Aerospace & Defense market, having been tested in full-scale operational scenarios.

We are developing partnerships with both public and private sector clients that have increasing demands for multi-beam and multi-orbit satellite communications solutions. Our solutions deliver high-throughput multi-orbit connectivity in a very compact package. We can leverage these advantages in minimizing size, weight and power without compromising performance to open up new use cases and applications for satellite communications.

We have considerable multi-national technical expertise with executives and innovators drawn from semi-conductors, aerospace, defense, dual-use technology, telecommunications and satellite communications sectors. In the defense sector, we have been pioneering a first-of-its-kind satellite communications architecture for unmanned aerial vehicles (UAVs) engaged in intelligence, surveillance, and reconnaissance (ISR) missions with our development partner and customer.

By late 2023, our technology was tested and achieved positive results in operational environments. We anticipate starting to deliver on our first major contract in 2024. We will continue to invest in our talent, our technology and our partnerships and expect to be in a position to introduce higher volume and higher margin solutions by 2026.

Overview of our capabilities, competitive edge, markets and opportunities

Our key standout capabilities deliver differentiated solutions:

●	High throughput

Our glass semiconductor antenna transmits and receives 50% Mbps more throughput per square-inch compared to previous state-of-the-art satellite broadband terminals.

●	Interoperability

Our universal terminals, including our multi-orbit glass semiconductor antennas and software-defined radio (SDR) modems, aim to provide carrier-neutral broadband connectivity. These terminals are designed to meet the diverse needs of users across various sectors, delivering high-quality connectivity and performance regardless of which satellite or which orbit they are using.

●	Virtualization

Our software-defined core network waveforms integrate satellites and constellations across all major orbits, as well as 5G advanced and emerging 6G non-terrestrial networks (NTN). This approach enhances flexibility, scalability, and efficiency, allowing for dynamic adaptation to evolving communication needs.

Our competitive edges are:

●	Our universal terminals, equipped with our glass semiconductor antennas, can provide 50% higher throughput than comparably sized devices, which gives us an advantage in the size, weight and power of our terminals. We are pioneering a breakthrough in the application of satellite communication technology by installing our universal terminals on unmanned aerial, maritime, and land vehicles for a range of our customers. Unlike traditional C-band communications, our small form factor antenna and terminal aims to deliver new capabilities and performance for unmanned operations with compelling size, weight and power.

●	Our multi-orbit capability can leverage hybrid-orbit connectivity to combine potentially underutilized capacity of Geosynchronous Orbit (GSO) or Geostationary Equatorial Orbit (GEO) satellites and the lower latency services of non-geosynchronous orbit (NGSO) satellite constellations, such as Medium Earth Orbit (MEO) and Low Earth Orbit (LEO).

●	Our carrier-neutral solution supports critical communications while providing flexibility, redundancy, and resiliency. It can also eliminate vendor lock-in and reduce capex investment for our customers and partners.

●	Our antenna control algorithms and ability to integrate our satellite communications solutions with diverse sensors, payloads and guidance, navigation and control (GNC) systems position us to meet the needs of both civil and defense aerospace customers.

Markets – We believe that we are at the point of monetization, poised to deliver differentiated solutions in the fast-growing market for satellite communications.

●	Market Growth

According to a 2023 annual report by Boeing on the commercial aviation industry, reports by the Teal Group on the unmanned aerial vehicle (UAV) industry, and reports by NSR on the role of satellite communications for the telecommunications industry, we believe that our target segments of Aerospace & Defense and Civilian Telecommunications are projected to grow threefold, from approximately $20 billion to $60 billion by 2030. Geopolitical conflicts are driving the adoption of dual-use applications for satellite communications.

We believe there are a numerous opportunities to rapidly develop the Company.

●	Product Readiness

We have successfully delivered solutions to our development partner and customer and are experiencing interest from additional potential customers. The Company’s technology has demonstrated positive results in both operational and lab environments.

●	Poised for Expansion

We expect to execute our first major contract in 2024 and plan to invest in talent and strategic partnerships to fuel growth. Additionally, we aim to be in a position to introduce higher volume and higher margin solutions by 2026.

●	Top-tier Talent

We bring together a constellation of expert talent, including semiconductor and satellite communication innovators, as well as veterans in aerospace and telecommunications commercializing dual-use technologies.

As of April 27, 2023, the Company has been awarded a regional satellite service spectrum usage permit. With this permit and our proprietary technology, we believe that we will be able to develop and expand our revenue stream from satellite services. This positions us as not only a hardware and system supplier, but also a distributor of multi-orbit satellite bandwidth \and satellite connectivity services provider, which expands the markets in which we can participate.

As a satellite service provider in Taiwan, we will be authorized to provide satellite services in the Civilian Telecommunications market, such as for mobile backhaul, and Aerospace & Defense markets, for both aviation and maritime applications. We expect these capabilities also to enable us to secure network resiliency contracts.

Outlook

The Company intends to capitalize on our numerous initiatives in the Aerospace & Defense and Civilian Telecommunications markets to establish a leading position as innovators at the forefront of the booming satellite communications industry. We are primed to capitalize on the opportunities presented by the rapidly evolving satellite communication landscape, driving innovation and delivering value to customers and stakeholders.

Our Technology and Product Overview

We aim to provide asset-light end-to-end broadband connectivity with satellite partners and mobile network operators, by leveraging advanced technology and partnerships to offer innovative connectivity solutions. We will remain less capital intensive than many comparable companies in the space industry as we do not operate, nor intend in the future to operate, our own satellites or constellations.

We aim to work with a variety of satellite operators across different orbits, including LEO, MEO, GEO, and HEO. We also aim to engage with MNOs on both their 5G and 6G terrestrial technology roadmaps, as well as their plans to implement localized network resiliency to their connectivity services by deploying High Altitude Platform Stations (HAPS). This combination allows for extensive coverage and flexibility in providing broadband services to users and platforms on land, in the air, and at sea.

As a distribution partner to satellite service providers, we aim to provide hybrid-orbit services, combining the strengths of various satellite constellations to optimize connectivity solutions for customers.

Our broadband connectivity solutions aim to cater to a diverse range of users and platforms, for both military and civilian applications, in order to ensure that customers across different domains can benefit from reliable and high-speed satellite connectivity.

Our software-defined satellite core network aims to enable dynamic and programmatically efficient management of satellite networks. This technology aims to improve network and constellation performance, resilience, and adaptability to changing conditions.

We aim to orchestrate a comprehensive system of technologies to deliver differentiated capabilities to revolutionize satellite communication and to deliver unparalleled capabilities and value both to our customers and to our partners.

We design comprehensive solutions for our customers that take advantage of both the proprietary technologies that we design and develop as well as the world-class technologies that we can source and integrate from partners, as outlined below:

●	Revolutionary Communication Device Design

Our cutting-edge technology includes the development of universal terminals, providing carrier-neutral satellite broadband access. These terminals are designed to meet the diverse needs of users across various sectors and domains, ensuring seamless connectivity and unparalleled performance.

●	Next-Generation Software-Defined Non-Terrestrial Network

We are at the forefront of implementing virtualization for satellite communications through our software-defined radios, software-defined modems and our progress towards a software-defined non-terrestrial network (NTN) that connects satellites to users and platforms across domains. This approach enhances flexibility, scalability, and efficiency, allowing for dynamic adaptation to evolving communication needs.

●	Innovative System Integrator

Our expertise extends to system integration where we blend our expertise in satellite communications and satellite network architecture with our understanding of the needs of our customers and the platforms they are operating. We can strategically source partner technologies and integrate them together with our own systems to create robust and reliable satellite communications solutions tailored to meet the mission-critical demands of our current and prospective customers.

One of our key system-level advantages is built on our team’s fabless semiconductor chip and panel design and engineering expertise, which allows us to remain asset-light while also developing state-of-the-art technologies. With a focus on delivering superior connectivity, we believe our universal terminals for satellite communications are poised to set a new high bar for the industry.

Our universal terminals for satellite communications incorporate:

●	Multi-orbit flat panel antenna (FPA)

We implement an electronically steered array (ESA) or FPA using glass semiconductor processes, which is the key enabler for our universal terminals capability to connect to satellites in multiple orbits from a single antenna aperture. By virtue of being able to link to different satellites in different orbits with the same hardware, we aim to enable more reliable, higher performance and more resilient satellite communications.

Our semiconductor glass antenna can also transmit and receive 50% more Mbps per square-inch than previous state-of-the-art satellite broadband terminals. This also enables us to optimize size, weight and power, while also delivering competitive performance and resiliency to customers using our universal terminals.

Our glass antenna can also deliver multi-beam connectivity that allows for seamless or “make-before-break” handovers between satellites, as well as multi-channel connectivity that uses difference frequency bands in both licensed and unlicensed spectrum.

●	Software-defined modem

We are developing a carrier-neutral software-defined modem in order to provide carrier-neutral broadband connectivity over our software-defined radio (SDR). Our implementation of SDR technology aims to provide secure and agile signal transmission with military-grade security features.

Our implementation of software-defined modems aims to enable the flexibility, security, adaptability and efficiency our customers need by providing programmable signal processing functions that can be reconfigured to support different modulation and coding schemes, as well as the latest protocols and standards.

Our software-defined modems aim to enable flexibility, adaptability, and efficiency by providing programmable signal processing functions that can be reconfigured to support different modulation and coding schemes, as well as the latest protocols and standards. By applying a single hardware platform for multiple standards, we aim to create a unique system to be more flexible and compatible with different satellite constellation waveforms, and more easily upgraded for new waveforms via software updates.

Both end users and our satellite operator partners can benefit from deploying our universal terminals with our high efficiency antennas and software-defined modems. Customers benefit because they can use a single terminal to communicate across satellites, orbits and operators, which means they do not need to invest in dedicated terminals for each satellite, orbit or operator they wish to connect with. Furthermore, our universal terminals aim to deliver high-performance in a package that takes up less size, weight and power than other systems, end users may experience additional benefits in terms of total cost of ownership when choosing our universal terminals.

For satellite operators, the high efficiency of our glass semiconductor antenna and the software-programmability of our modem, when used by their customers—on land, in the air, or at sea—can potentially reduce the maintenance and replacement schedule of satellites and constellations, which hare huge drivers of cost and capital expenditures across the satellite industry.

Regional Satellite Service Operation (TW)

We made strides in licensing, securing our first satellite spectrum usage permit from the Government of Taiwan. With the approval from Taiwan’s Ministry of Digital Affairs in 2023 of our satellite operator license, we will continue to be one of the few satellite service providers to offer satellite services to customers in the region. As a result, we are in the unique position to be the only Non-Geostationary Satellite Orbit, or NGSO, service operator in the Taiwan market. We have established ties with operators in the LEO, MEO, GEO, and HEO sectors.

The receipt of our satellite service spectrum usage permit in Taiwan, also qualifies us to apply for an ITU (International Telecommunication Union) operator’s membership. As a qualified ITU member, we should be able to expand our global operations by gaining access to the global radio frequency spectrum, regulatory compliance, international coordination and cooperation, and representation in global forums.

Our Markets

In recent years, with the accelerated development of the satellite industry, particularly in significant investment in LEO and MEO development, the ecosystem has matured considerably. We aim to secure a substantial market share in both the “Ground Equipment” and “Satellite Services” sectors.

According to a 2021 report by the Satellite Industry Association, these sectors represent nearly 68% of an industry valued at $386 billion. This growing market is expected to experience significant growth over the next decade and a half, reaching a total value of approximately $1,053 billion by 2040.

With the competitive advantages of our products and solutions, we aim to leverage emerging trends and capitalize on business opportunities for growth.

We recognize rapid growth in the satellite technology communications market serving customers in both the public and private sector across the civilian telecommunications, aerospace and defense sectors. Our target segments of the global market are growing from approximately $20 billion in 2023 to approximately $60 billion by 2030, representing a 16% blended compound annual growth rate (CAGR), as outlined below.

Within civilian telecommunications, the key subset of the market we are targeting is anticipated to grow from $3 billion in 2023 to $25 billion by 2030. Market reports published by NSR indicate that “non-terrestrial networks” (NTN) will become a central feature of 5G Advanced and 6G networks, and that satellite connectivity needs of MNOs will evolve from a nice-to-have “back-up” in their 4G LTE networks into a must-have “back bone” of their 5G Advanced and 6G.

Within aerospace, one of the key subsets we are targeting is commercial aviation, which is anticipated to grow from $7 billion in 2023 to $21 billion by 2030. According to annual reports by Boeing and Airbus, commercial airlines plan to outfit approximately 70% of passenger aircraft for high-throughput inflight broadband by 2030 up from just approximately 25% in 2023, meaning that delivering a solution that is approved and qualified for both retrofit and “line-fit” installations will be necessary.

Within defense, one of the key subsets of the market we are targeting is UAVs for the military, which is anticipated to grow from $12 billion in 2023 to $16 billion by 2030, according to the Teal Group. According to the same reports, an even steeper growth trajectory is anticipated in the civilian UAV market, which is forecast to grow from $7 billion in 2023 to $20 billion by 2030.

We do not yet include this projected civilian UAV market in our target segments, but we aim to be in a strong position to enter the civilian UAV market in the future after first focusing on the defense UAV market. Similarly, we see future opportunities to enter the market for both manned and unmanned maritime and land-based vehicles and platforms for the defense industry, which are complementary to our focus on the defense UAV market, as they often include the same prime contractors and military customers.

Dual-use technologies expand how satellite broadband is used and is being driven by geopolitical conflict, as has been evident in Ukraine, where satellite broadband has been deployed with great effectiveness, including in combination with UAVs.

In response to growing demand from governments and militaries, prime defense contractors in US, NATO and Japan are reportedly developing unmanned systems for both intelligence, surveillance and reconnaissance missions (ISR) as well as for collaborative combat aircraft (CCA), or the teaming of manned and unmanned aircraft, the latter sometimes referred to as “loyal wingman”, and next generation air dominance (NGAD).

Our technologies are relevant and differentiated for all of these programs, as well as for additional manned and unmanned maritime and land-based platforms and vehicles.

Aerospace & Defense Market

In the aerospace and defense sectors, satellite communication plays a critical role in enabling various applications, including commercial aviation, in-flight connectivity (IFC), and defense ISR-type and CCA-type programs.

Commercial aviation relies on satellite communication for in-flight connectivity, enabling passengers to access high-speed internet and other services during flights. The adoption of satellite-based in-flight connectivity (IFC) solutions is expected to increase significantly in the coming years. Airlines are seeking to enhance passenger experience and differentiate their services in a competitive market.

The Fortune Business Insight report projects that approximately 70% of commercial aircraft will be equipped with high-throughput inflight broadband by 2030, up from just around 25% in 2023. This significant increase in adoption rates will necessitate both retrofitting and “line-fit” installations. As a result, the market for inflight broadband services is anticipated to grow from $7 billion to $21 billion, presenting lucrative opportunities for satellite communication providers.

In the defense sector, satellite communication supports ISR and unmanned platforms programs by providing secure and reliable communication links for unmanned aerial, maritime, and land vehicles and the vast majority of military platforms. Satellite-based communication enables real-time data transmission, command and control, and situational awareness, enhancing operational efficiency and effectiveness in defense missions.

Industry projections indicate an increase in market size from $12 billion in 2023 to $16 billion by 2030. In the Defense sector, we have been pioneering a first-of-its-kind satellite communications architecture for unmanned aerial, maritime, and land vehicles engaged in intelligence, surveillance, and reconnaissance (ISR) missions in collaboration with our development partner and the customer.

Defense

Unmanned platforms have revolutionized military operations with their versatility and agility. However, their reliance on connectivity handoffs between ground-based line-of-sight antennas, typically operating in C-band, and GEO, or GSO, satellites present several challenges that limit their effectiveness in certain scenarios.

Prime defense contractors in the US, NATO, Australia, and Japan are actively developing unmanned systems for ISR, and numerous other unmanned platforms to include CCA-type and NGAD applications. This strategic shift towards unmanned systems is expected to drive the demand for satellite communication technology, particularly for data transmission and remote-control capabilities, which can keep a “human-in-the-loop” (HITL).

Innovative programs such as the US Air Force’s Loyal Wingman Program, aim at enhancing collaborative combat capabilities. The program involves the deployment of 1,000 CCA with $6.2 billion budget by 2028, which we expect will require advanced satellite communication systems for real-time data sharing, over-the-horizon coordination, and mission execution. These CCA units serve as force multipliers, working in tandem with manned platforms to achieve strategic objectives and maintain battlefield superiority, but are just one example of how governments and militaries are considering how best to deploy both manned and unmanned platforms to accomplish defense objectives.

Collaborative Combat Aircraft, Concept Art (Source: Boeing Image)

Source: The Washington Post: How drones are controlled, 2014

We aim to offer unparalleled flexibility to defense unmanned platforms by enabling communication across six dimensions: domain, orbit, beam, carrier, frequency, and satellite. This innovative approach aims to allow users to establish multiple communication paths simultaneously, enhancing redundancy, resilience, and adaptability in dynamic operational environments, while also offering complementary functionality such as jamming.

We are well positioned to deliver high-value functionality that effectively balances performance with total cost of ownership. We are actively engaged in discussions with leading prime contractors to provide a differentiated satellite communications system tailored specifically for unmanned platforms across all domains to include CCA-type programs and are co-creating new concepts of employment and concepts of operation for satellite communications on these platforms.

Two high profile examples from the US Air Force include planning to spend more than $6 billion on CCA drone programs over the next five years, in addition to an estimate of $16 billion on the NGAD program over the same time period.

Commercial Aviation Connectivity

The February 2024 IATA (International Air Transport Association) Air Passenger Market Analysis report announced that industry- industry-wide air passenger traffic, measured in revenue passenger-kilometers (RPK), surpassed 2019 levels in February 2024, marking the first occurrence of full global recovery in both domestic and international travel segments (Chart 1).

Total RPK were 5.7% higher than February 2019 figures, while international and domestic traffic saw 0.9% and 13.7% growth over the same period, respectively. Passenger load factors in all segments were also close to pre-COVID levels, indicating the return of available seat supply and passenger demand on a global scale. Compared to the previous year, total traffic increased in 21.5%.

Growth of Aviation Industry

Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years. Both Airbus and Boeing estimated in their respective 2023 reports that the global fleet of commercial aircraft would increase from 23,000 planes in 2019 to more than 46,000 in 2042.

The Airbus Global Market Forecast report 2023 – 2042 predicted the following:

Source:https://www.airbus.com/en/products-services/commercial-aircraft/market/global-market-forecast

●	Passenger traffic compound annual growth rate of 3.6% and freight traffic compound annual growth rate of 3.2%.

●	Airbus forecasts a demand for 40,850 new passenger and freighter aircraft deliveries over the next 20 years, of which 32,630 will be single aisle and 8,220 widebody.

●	Asia-Pacific, China, Europe and US continue to be major drivers for growth and replacement.

Boeing, in their Commercial Market Outlook 2023-2042 Report, presents an excellent Executive Summary of the 20-Year Market Demand.

Source: https://www.boeing.com/commercial/market/commercial-market-outlook

Growth of Private Aircraft (Business Jets / VIP)

In 2022, Airbus Corporate Jets (ACJ) conducted a survey among senior executives of U.S. businesses with an annual revenue of over $500 million. The study showed that 89% of those surveyed expected their organizations to increase their use of business jet aviation in 2023, with 25% predicting it would increase by more than half. Such customers can be expected to consider inflight connectivity to be essential.

Rapidly Growing In-Flight Internet Markets

The International Air Transport Association (IATA) expects overall traveler numbers to reach 4.0 billion in 2024 spread across 23,000 airplanes. Only about 25% of these airplanes are equipped to offer some form of onboard connectivity, and that connectively is often marked by erratic quality, slow speeds and low broadband.  Less than 25% of the world’s airline companies are providing some form of in-flight WiFi services. We believe that there is a huge market potential among the many unconnected airlines.

According to the Boeing Report titled “Commercial Market Outlook 2019 – 2038”, it has been projected that by the end of 2030, two-thirds of the world’s aircraft fleet will have some form of connectivity, whether through retrofit or line fit at production stage. Currently, most connectivity upgrades are being done through aircraft modification as in-service aircraft are outfitted with new and high-speed systems. It is estimated that more than 1,000 commercial aircraft are being upgraded annually.

Whether aircraft connectivity is being carried out as a retrofit or built into the initial aircraft production line, demand for in-flight connectivity is increasing.

Civilian Telecommunications

In the 5G Advanced era and during the transition to 6G as defined by the 3GPP (3rd Generation Partnership Project), the Non-Territorial Network (NTN) plays a major role in communication standards. This includes utilizing satellites across all orbits (LEO, MEO, GEO, HEO) and HAPS to extend coverage to areas currently not served by mobile communication systems, such as the sky, sea, and space.

Since the outbreak of the Russia-Ukraine war in 2022, which has showcased the importance of communications networks as critical infrastructure for modern nations, the global landscape has been marked by geopolitical pressures.

The resilience of communication networks has emerged as a focal point of global attention with satellite communication assuming a critical and pivotal role.

We are prioritizing civilian telecommunications within the satellite communication industry, alongside Aerospace & Defense. This focus encompasses two key sectors: mobile backhaul via satellite and network resilience.

Mobile Backhaul via Satellite

The mobile backhaul sector is projected to see revenue growth from $3 billion in 2023 to $25 billion by 2030, with a compound annual growth rate (CAGR) of 17.6% (Source: NSR “Wireless Backhaul via Satellite, 15th Edition Report). The number of 4G base stations is approximately 6 million to 7 million, while that of 5G is 3.8 million (Sources: GSMA, Huawei). Similarly, the network resilience sector is forecasted to experience revenue growth from $16.2 billion in 2023 to $33 billion by 2028 (Source: Mordor Intelligence: Network Resilience Market Forecast).

These market statistics clearly signal potential business opportunities that the Company aims to actively pursue.

In telecommunications networks, the backhaul network provides high-capacity connections between cell sites and the core network, utilizing fiber optic cables, microwave links, and satellites. Satellite transmission is predominantly employed for mobile backhaul not only in remote areas but also in major backbones and serves as a crucial technology.

Satellite backhaul offers an alternative method for connecting cell sites and the core network. Despite being traditionally considered a last resort by mobile operators due to past experiences, recent advancements in satellite technologies, combined with professional services, have addressed these concerns. Today, cost-effective, and high-performing fully managed satellite backhaul solutions are readily available. These solutions empower mobile operators to swiftly deploy 4G, 5G, 5G advanced or Internet of Things (IoT) services in any location. Apart from rural deployments, mobile backhaul via satellite also serves as a backup and backbone solution in the event of outages on fiber or microwave backhauled networks.

At present, MNOs are transitioning their perception of satellite connectivity needs, moving from considering it a supplementary backup to an essential backbone, particularly as non-terrestrial networks (NTN) become integrated into 5G Advanced and 6G systems. Amidst this shift, our products and solutions are well-aligned with and fulfill the evolving market demands.

Currently, MNOs are contending with the challenges posed by oversized and costly antennas. We address this issue with our glass semiconductor flat panel antennas, featuring small form factors and high throughput capabilities. These high throughput antennas are well-suited for managing large volumes of data transmission in mobile backhaul and mobile backbone applications while also facilitating compact installation on cell sites, effectively resolving this prevalent telecommunications industry challenge.

NTT DoCoMo’s document on “Research and Development for 6G Wireless” emphasizes the pivotal role of satellites in the research and development of 6G. This strategic emphasis on satellite technology as a solution has been integrated into their practical technical plan and investment strategy.

Source Link: https://www.docomo.ne.jp/27nglish/binary/pdf/info/media_center/event/mwc24/Research_and_Development_for_6G_Wireless.pdf

We are engaged in close collaboration with strategic partners, including global telecommunications service operators, telecommunications equipment manufacturers, and solution providers.

We are poised to actively pursue business opportunities within the 5G and 6G ecosystem, creating a promising future and generating solid revenue income.

Network Resilience

Network resilience is becoming increasingly crucial due to several interconnected factors. The growing dependence on digital services and interconnected systems amplifies the impact of network outages and disruptions, making them more costly and disruptive. Moreover, the escalation of cyberattacks, natural disasters, geographical conflicts, and infrastructure failures underscores the significance of resilient networks capable of enduring a variety of challenges. As the world moves towards 5G, 6G, and beyond, with a focus on low latency and high reliability, network resilience emerges as an essential design principle to ensure uninterrupted connectivity in the face of evolving threats and increased network reliance.

Software-Defined Networking (SDN) and Network Function Virtualization (NFV) are crucial technologies that provide dynamic and flexible solutions for network management. SDN centralizes control of network traffic, enabling swift rerouting and resource allocation during disruptions. Similarly, NFV enables virtualized network functions, allowing for rapid deployment and scaling of resources to meet evolving demands or emergencies. The integration of these technologies strengthens network resilience and adaptability, ensuring smooth operations even in challenging scenarios.

The integration of diverse technologies plays a crucial role in enhancing network robustness and resilience. By combining various technologies such as fiber optics, satellites, and microwave links for backhaul, a more resilient network infrastructure can be established. Moreover, leveraging edge computing to process data locally reduces reliance on centralized infrastructure, thereby further strengthening network resilience. This strategic integration of diverse technologies ensures a more flexible and adaptable network architecture capable of withstanding various challenges and disruptions.

Major countries and governments worldwide are increasingly prioritizing network resilience. These entities are allocating significant budgets and making efforts to enhance national network infrastructure to address challenges and prevent disruptions in communication services. This emphasis extends to leveraging satellite technology and service providers, including LEO and MEO solutions.

Our Strategy

Spotlight: Utilizing Our Universal Terminal for Satellite Communications on Unmanned Platforms

We are pioneering a breakthrough in the application of satellite communication technology by installing our universal terminals on unmanned aerial, maritime, and land vehicles. Unlike traditional C-band communications, our small form factor antenna and terminal aims to deliver new capabilities and performance for unmanned operations with compelling size, weight and power.

Today: Challenges of Current UAV Connectivity with GEO Satellites

While unmanned platforms have revolutionized military operations with their versatility and agility, their reliance on connectivity handoffs between ground-based line-of-sight antennas, typically operating in C-band, and Geostationary Equatorial Orbit (GEO), or geosynchronous orbit (GSO), satellites present several challenges that limit their effectiveness in certain scenarios.

-	Line-of-Sight Limitations: One of the key reasons that satellite communications have been a critical addition to connectivity over the last two decades is to eliminate the reliance on line-of-sight (LOS) communications, not just for take-off and landing, but also for the full mission autonomy. For unmanned platforms without satellite communications, operations are restricted to areas where direct visibility to the base is maintained, limiting their flexibility and operational range as well as their operational altitude. For example, as the UAV flies further away from the base, even if it can maintain a line-of-sight communication link with the base, due to the curvature of the Earth, the UAV will gradually fly at a higher and higher altitude, resulting in limited operational capability, especially for intelligence, surveillance and reconnaissance (ISR) missions where the UAV may need to fly close to the ground for its cameras and sensors to provide intelligence with sufficient resolution to be informative, usable or actionable. For land or maritime platforms, the issue is compounded because the platform is by nature on the surface of the land or sea, and has to overcome unanticipated movement due to the sea or restrictions from overhead canopies or LOS limitations caused by terrain features.

-	High-Latency Limitations: One of the weaknesses of unmanned platform connectivity over GEO/GSO satellites is the significant latency, estimated at approximately 600 milliseconds, which is too long for example to remotely control a UAV during critical mission phases, such as take-off and landing, evasive maneuvers and, in some cases, very low altitude flight. Although certain unmanned platforms include software features for automatic take-off and automatic landing, most unmanned platforms still rely on line-of-sight antennas for takeoff and landing operations, which pose additional vulnerabilities related to dependency on the ground infrastructure, noted below. The high-latency of the link over GEO/GSO satellites delivers senor data and camera data with approximately a half second of delay, which similarly delays responsiveness to rapidly unfolding situations in the field. In critical moments, such a delay can lead to a loss of the mission or a failure of mission objectives.

-	Dependency on Ground Infrastructure and Ground Crew: The persistent dependency on line-of-sight antennas can require significant numbers of forward-deployed personnel to handle the take-off and landing operations on site, and this can place more personnel in the literal line of fire. Similarly, if the line-of-sight antennas are damaged, destroyed or jammed, all unmanned platforms airborne at that time that require line-of-sight communications to land are likely to be lost. This introduces a single-point-of-failure on the ground infrastructure making the UAV base a high-value target, which puts the ground crew personnel at high risk.

-	Vulnerability to Jamming: In scenarios where the gateway station communicating to the GEO/GSO satellite is disrupted by on-orbit jammers or the GEO/GSO satellite itself is disabled by terrestrial jammers, the unmanned platform may lose its communication link and be rendered unable to perform its mission effectively. Because a GEO/GSO satellite is geo-stationary by design, it becomes a relatively easy target for terrestrial jamming. This dependency on GEO/GSO satellites introduces multiple single points-of-failure and compromises the reliability and resilience of unmanned platform operations.

-	Mission Disruption: The loss of communication link between the unmanned platform and the GEO/GSO satellite not only halts ongoing missions but also jeopardizes the safety and security of the platform and its payload. Without real-time communication capabilities, the platform may be unable to receive commands or transmit critical data leading to mission failure and potential loss of assets.

While unmanned platforms have brough compelling capabilities to militaries and governments over the last two decades, in the last two years with the conflict involving Ukraine, the urgent need for the capabilities of unmanned platforms to continue to evolve has become evident.

Aerkomm’s Solution: “Multi-Path ^6” (domain, orbit, beam, carrier, frequency, satellite)

We aim to offer unparalleled flexibility to defense unmanned platforms by enabling communication across six dimensions: domain, orbit, beam, carrier, frequency, and satellite. This innovative approach aims to allow users to establish multiple communication paths simultaneously, enhancing redundancy, resilience, and adaptability in dynamic operational environments, while also offering complementary functionality such as jamming.

-	Enhanced Connectivity: Our universal terminal for defense aim to enable unmanned platforms to establish communication links with non-geosynchronous satellite constellations (NGSO), such as those operating in LEO or MEO, which are less susceptible to jamming due to their proliferation in the sky. We aim to use this groundbreaking feature to allow for remote control of seamless takeoff and landing operations of UAVs over NGSO satellites, which have significantly lower latency than GEO/GSO satellites, thus eliminating the limitations imposed by traditional line-of-sight communication methods, overcoming the high latency issues of GEO/GSO satellites and reducing the need for forward deployed staff.

-	Resilient Communication: In the face of adversary actions such as satellite jamming, our technology aims to ensure mission continuity and resilience through multi-beam and multi-orbit connectivity. By connecting to different friendly satellites simultaneously, our antennas aim to provide redundancy and alternate communication paths, enabling unmanned platforms to maintain operational effectiveness even in challenging environments.

-	Mission Continuity: With our universal terminal for defense onboard, unmanned platforms could seamlessly transition between different satellite orbits, such as GEO, MEO and LEO, or between different satellites in the same orbit or constellation, in the event of satellite jamming or disruption. This design aims to ensure uninterrupted mission execution and real-time data transmission, enhancing situational awareness and operational flexibility.

-

Secure Communication: Leveraging advanced features such as Low Probability of Intercept (LPI) and Low Probability of Detection (LPD), our multi-beam antennas aim to keep unmanned platforms and other manned platforms such as, ships, airplanes, and ground command centers securely connected. Our approach aims to ensure that critical communications remain confidential and protected from hostile interference, enhancing overall mission security and effectiveness.

-	Jamming Capabilities: As an additional feature, we aim to enable one or more of the multiple beams of our universal terminal for defense to be used in a jamming mode to disrupt adversary communications or operations. Due to the high transmit power capability that we aim to deliver with our multi-orbit system design, our antennas aim to provide sufficient signal strength to disrupt or impair adversary communications and operations across domains: satellites in all orbits and airborne, maritime and land-based manned and unmanned platforms. For example, our approach aims to make our antennas capable to disrupt the guidance navigation and control systems of adversary manned and unmanned platforms, potentially providing a nimble and cost-effective approach to handling inbound ballistic and drone-based projectiles to complement traditional missile defense systems in the future.

Our universal terminal for defense aims to drive a paradigm shift in unmanned platform satellite communication, offering unparalleled connectivity, resilience, and security for mission-critical operations. With our innovative solution, unmanned platform operators can confidently navigate complex operational environments, ensuring continuous communication and mission success.

With our extensive experience in satellite communication technology, we are uniquely positioned to serve as a systems integrator for defense payloads. By leveraging our hardware and software platforms, we have the capability to seamlessly integrate onboard sensor payloads and other mission-specific equipment, ensuring interoperability, compatibility, and performance optimization in complex operational environments.

Our Solutions and Business Models

Defense & Aerospace

Our Defense Connectivity Solutions

Our universal terminal for defense aims to drive a paradigm shift in unmanned platform satellite communication, offering unparalleled connectivity, resilience, and security for mission-critical operations. With our innovative solution, unmanned platform operators can confidently navigate complex operational environments, ensuring continuous communication and mission success.

With our extensive experience in satellite communication technology, we are uniquely positioned to serve as a systems integrator for defense payloads. By leveraging our hardware and software platforms, we have the capability to seamlessly integrate onboard sensor payloads and other mission-specific equipment, ensuring interoperability, compatibility, and performance optimization in complex operational environments.

We are currently developing three solutions which can be offered to the defense market.

1.

Universal Terminal for Defense: Our universal terminals for defense aim to deliver a full satellite connectivity solution to both ISR and CCA UAVs. The universal terminal for defense UAVs, may contain antennas for transmission and receiving in one or more of the key frequency bands for high-throughput satellite connectivity for defense, principally Ka and Ku, which are used by satellites in GEO, MEO and in LEO orbits.

The building blocks of our multi-orbit universal terminals are modular tiles. We can implement terminals of different sizes and capacity without material additional engineering, by combining more or fewer tiles based on the requirements of the mission or the program. While we aim to deliver a universal terminal for defense UAVs using only our proprietary technologies in the medium term, in order to meet customer timelines, we may also source and integrated partner technologies in the short term.

The requirements for defense programs and missions may differ from the requirements for commercial products. Our universal terminals for defense UAVs may not be required to comply with ARINC 791 and 781 standards of Aeronautical Radio, Incorporated (ARINC), but will meet the necessary design approvals of our customers and their programs.

We aim to also be able to deliver universal terminals for unmanned systems across domains of air, land, and sea, but our initial focus is on airborne platforms.

2.	Satellite Communications for Terrestrial and Maritime Installations:

Our customers in the defense sector may require comprehensive communications solutions across domains of land, air and sea. We aim to provide end-to-end solutions for our customers, which means that we may be required to deliver satellite communications solutions for both stationary and mobile ground-based installations, such as control cars and command posts, as well as maritime based installations.

The satellite communications for terrestrial and maritime installations may contain antennas for transmission and receiving in one or more of the key frequency bands for high-throughput satellite connectivity for defense, principally Ka and Ku, which are used by satellites in GEO, MEO and in LEO orbits. We aim to deliver universal terminals using only our proprietary technologies in the medium term across all domains of land, air and sea, in order to meet customer timelines. Given that ground-based and sea-based installations typically have lesser requirements for size, weight and power, we may also source and integrated partner technologies in the short term.

Requirements for defense programs and missions may be materially similar to requirements for commercial products, therefore our satellite communications for terrestrial and maritime installations may leverage dual-use technologies that are already certified for commercial use.

3.

Systems Integration for Defense Platforms: Our multi-orbit universal terminals provide communications solution that we expect to be critical to the operations of both ISR and CCA-type missions. Our satellite communications systems will therefore typically need to be integrated with onboard sensor payloads, and other payloads required by certain customer missions, as well as guidance, navigation and controls (GNC) systems.

We expect that we may have the opportunity to expand our services beyond providing the communications solution to serving as an end-to-end systems integrator for the payloads that we are already connecting to through our hardware and our software. At this time, we do not expect to have the opportunity to serve as a system integrator for platforms that do not already include or require our communication systems and our value-added resale of satellite bandwidth, but we will remain open to requests from our present and future customers and partners to fill such role.

Defense Connectivity Solutions market.

1.	Communications for Manned and Unmanned Systems

Within the defense segment, our main source of revenue is expected to be derived from contracts with militaries, governments and defense contractors for both the sale of our systems—the universal terminal for defense—as well as subscription-based plans for the bandwidth connectivity from our selected satellite operator partners.

We aim to achieve this with both retrofit solutions on manned and unmanned defense platforms already in operation being maintained by militaries and governments, as well as line-fit solutions for new manned and unmanned systems being assembled at the different defense contractors’ facilities prior to delivery to the respective militaries.

We already have an agreement in place with our first classified defense development partner and customer to develop a first-of-its-kind satellite communications architecture for unmanned aerial vehicles (UAVs) engaged in classified ISR missions.

We are in advanced discussion with this development partner and customer to expand the engagement based on successful technology demonstrations in 2023 and 2024. We are also directly engaged with several additional potential partners developing unmanned platforms for ISR and CCA-type missions regarding implementing our connectivity solutions as part of their programs. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

2.	Terrestrial and Maritime Installations

To capitalize on the increasing demand for satellite communications for terrestrial and maritime installations for militaries and governments, we will aim to sell or to integrate end-to-end satellite communications systems to militaries, governments and defense contractors. In addition to selling integrated end-to-end satellite communications systems, we will also aim to sell to these military and government customers the bandwidth required for the operation of our services, priced on a subscription plan basis.

In some cases, we expect that the terrestrial and maritime installations may be components of a wholistic end-to-end satellite communications solution, but in other cases we expect that militaries and government customers may contract for standalone terrestrial or maritime solutions, such as to provide connectivity to individual ships or command posts.

We already have an agreement in place with our first classified defense development partner and customer for maritime and terrestrial installations as part of our end-to-end solution to support the classified ISR missions mentioned above. We also already are in discussions for standalone terrestrial customers. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

3.	Systems Integrator for Manned and Unmanned Platforms

Within the defense segment, as an additional service to the customers interested in installing our satellite communications solutions on their manned and unmanned platforms, we are also able to support integration with onboard sensor payloads, and other payloads required by certain customer missions, as well as guidance, navigation and controls (GNC) systems, which we are already connecting to through our hardware and our software.

We already have an agreement in place with our first classified defense development partner and customer for a certain level of systems integrator support for the UAV engaged in the classified ISR missions mentioned above.

We also already are in discussions for an agreement with another systems integration partner expressing interest in our universal terminal for defense as well as our wrap-around services for system integration with other payloads. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

Our Defense Business Solutions

We can provide different business solutions to defense contractors, militaries and governments:

1.	Retrofit solution for Militaries, Governments and Defense Contractors

Militaries, governments and defense contractors having an existing fleet manned and unmanned platforms already operating in service will require a retrofit solution. For those defense customers who already have manned and unmanned systems in operation with no multi-orbit satellite communications system installed, we aim to offer a retrofit solution, which could be used in addition to or in place of an existing satellite communications system, if any. In most situations, we expect that the fleet owner would be responsible for installing our systems under our supervision, as well as uninstalling any systems they may want to remove. The fleet owner would also be required to purchase the necessary satellite bandwidth from us to provide connectivity to its fleet.

2.	Line Fit solution for Defense Contractors

Defense contractors manufacturing manned and unmanned platforms to which they want to add our multi-orbit universal terminals will require a line-fit solution. In most situations, we expect the installation would be done by the manufacturer of the manned or unmanned platforms in production and certified with the platform, so our systems would be delivered to the manufacturer upon request of the defense contractors or of the militaries and governments that are purchasing the platforms.

3.	Systems Integrator for Militaries, Governments and Defense Contractors

Our customers, militaries and governments, may require custom, proprietary or classified system level integrations on the manned and unmanned platforms onto which they want our communications solutions to be installed, and may request that we provide wrap-around system integrator services to perform such installations and integrations. Similarly, some of our defense contractors partners may, from time to time, require additional system integrator support from our team due to the complex design of contemporary manned and unmanned systems. In some situations, we expect the installation of third-party payloads onto the manned and unmanned systems may still be done by the manufacturer of the manned or unmanned platforms in production, but with close supervision by and certification by our team.

Commercial Aviation Connectivity and Entertainment Solutions

We have been developing two systems which can be offered to the aviation market.

1.	Universal Terminal for Aviation: Our universal terminals aim to deliver a full internet connectivity solution to both commercial airlines and private business jet operators. The universal terminal for aviation, which we also refer to as the Aerkomm K++ System, will contain antennas for transmission and receiving in the key frequency bands for high-throughput commercial satellite connectivity, called Ka and Ku, which are used by satellites in GEO, MEO and in LEO orbits. While we aim to deliver a universal terminal for aviation using only our proprietary technologies in the medium term, in order to meet customer timelines, we may also source an integrated partner technologies in the short term. All of our universal terminals for aviation will comply with ARINC 791 and 781 standards of Aeronautical Radio, Incorporated (ARINC) meeting the necessary design approvals.

2.	Distributed Content System for Airlines: We have developed an intranet-based wireless connectivity solution, which we can also offer to both commercial airlines and to private business jet operators. Our distributed content system for airlines, which we also refer to as the Aerkomm AirCinema Cube, will provide passengers access to media content, including movies, videos, music, news feeds, video games, advertising and promotions. It will stream content from an onboard server to existing screens in stalled in the cabin or seats, and/or to passenger mobile devices.

Commercial Aviation Connectivity and Entertainment market business models.

1.	Commercial Airlines

Within the commercial aviation segment, our main source of revenue is expected to be derived from contracts with commercial airlines for both the sale of our systems—both the universal terminal as well as the distributed content system—as well as subscription-based plans for the bandwidth connectivity from our selected satellite operator partners. We aim to achieve this with both retrofit solutions on commercial aircraft already in operation by airline customers, as well as line-fit solutions for new aircraft being assembled at the different aircraft manufacturers’ facilities prior to delivery to the respective aircraft lessors and airline customers.

We already have a definitive agreement in place with our first commercial airline customer, Hong Kong Airlines (discussed below). We are in advanced discussion with several additional potential customers directly through our corporate network. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

We aim to complete our universal terminal for aviation system approval by Airbus and receiving the applicable airworthiness certifications, namely the European Union Aviation Safety Agency (EASA) and the US Federal Aviation Administration (FAA), by the last quarter of 2025. We will then be able to begin providing our universal terminal for aviation systems for installation on commercial airline aircraft.

2.	Corporate Jet Customers

To capitalize on the private business aviation market, we will aim to sell our systems to corporate jet owners through the Airbus Corporate Jets (ACJ) and Boeing Business Jets (BBJ) programs. In addition to selling our systems, we will also aim to sell to these corporate jet aircraft owners the bandwidth required for the operation of our services, priced on a subscription plan basis.

We already have an agreement in place with our first corporate jet and launch customer, MJet GMBH (discussed below), and we have had advanced discussion with several additional potential customers both directly through our corporate network and through Airbus. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

Sales of our universal terminal for aviation system to the corporate jet market will also require the EASA and FAA certification, which we expect to complete by the last quarter of 2025, as mentioned above.

3.	Electric vertical take-off and landing (eVTOL) aircraft

To the extent that eVTOL aircraft become a real product, we aim to be in a position to sell our solutions to those companies and platforms as well.

Commercial Aviation Business Solutions

We can provide different business solutions to airline customers and business jet operators, all of which generate revenue.

Retrofit solution for Airlines

We aim to offer a retrofit solution to potential commercial airline customers having an existing fleet with aircraft in operation having no satellite communications installed. In most situations, we expect that the fleet owner would be responsible for installing our systems, under our supervision, as well as uninstalling any systems they may want to remove. The fleet owner would also be required to purchase the necessary satellite bandwidth from us to provide connectivity to its fleet.

Line Fit solution for Airlines

We also aim to offer our multi-orbit universal terminals as a line-fit solution. Under this situation, the installation would be done by the manufacturer of the commercial aircraft and certified with the aircraft, so our systems would be delivered to the manufacturer upon request of the aircraft manufacturer or its customers, either commercial airlines or aircraft lessors, that are purchasing the platforms. The fleet owner would also be required to purchase the necessary satellite bandwidth from us to provide connectivity on its fleet.

Our Contracts with Commercial Aviation Partners

Airbus SAS

On November 30, 2018, we entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus aims to develop and certify a complete retrofit solution allowing the installation of our “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models.

We expect to expand our agreement with Airbus to include other Airbus models including the Airbus A330, A340, A350 and A380 series. Airbus would then apply for and obtain on our behalf a Supplemental Type Certificate (STC) from the European Aviation Safety Agency, or EASA, as well as from the U.S. Federal Aviation Administration or FAA, for our retrofit universal terminal for aviation, or AERKOMM K++ system.

Airbus agreed to provide us with the retrofit solution, including the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 202~~5~~, although there is no guarantee that the project will be successfully completed in the projected timeframe.

Multiple airlines, and in particular aircraft lessors, will accept only Service Bulletins issued by the aircraft manufacturers for the retrofit installation of any system on board their aircraft. Our agreement with Airbus aims to ensure that our system will meet this requirement for aircraft lessors who intend to purchase Airbus aircraft, although it does not guarantee that airlines or aircraft lessors will purchase our AERKOMM K++ system.

Airbus Interior Services

On July 24, 2020, our wholly owned subsidiary, Aerkomm Malta, entered into an agreement with Airbus Interior Services, a wholly owned subsidiary of Airbus as a follow-on to the agreement that Aerkomm signed with Airbus on November 30, 2018. Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards, and Airbus Interior Services agreed to provide current cabin upgrade solutions for Airbus aircraft operators while bringing additional flexibility and reduced lead times to the cabin upgrade process.

under this agreement, Airbus Interior Services will provide and certify, via the Airbus Design Organization Approval process, a complete retrofit solution to develop EASA/FAA certified Service Bulletins, to supply related Aircraft Modification Kits and to install the Aerkomm K++ Connectivity solution on the A320 family of commercial aircraft. This agreement also includes Airbus support for the integration of the Aerkomm K++ System components on the aircraft including ARINC 791 structural reinforcements and related engineering work.

Airbus Interior Services will provide support for European National Airworthiness Authorities (NAA) certification as required in addition to EASA certification. Airbus Interior Services will also provide on-site technical support at the Maintenance Repair Organization (MRO) base for the first aircraft retrofit of each new customer.

We plan to install the Airbus Interior Services-created Service Bulletin and Airbus kits for the AERKOMM K++ retrofit solution first on the Hong Kong Airlines fleet of 12 Airbus A320 aircraft, following our certification approval. With this installation, Hong Kong Airlines should become Aerkomm’s first commercial airline customer.

Hong Kong Airlines

In June 2015, we entered into a master agreement with Hong Kong Airlines Limited, or Hong Kong Airlines, to install IFEC systems on-board their aircraft.

On January 30, 2020, further to the master agreement with Hong Kong Airlines, we signed an agreement with Hong Kong Airlines to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ solutions.

We aim to provide our universal terminal for aviation, or AERKOMM K++ system, for installation on Hong Kong Airlines’ fleet of 12 Airbus A320 and 5 Airbus A330-300 aircraft as well as our AERKOMM AirCinema system for the Hong Kong Airlines Airbus A320 aircraft. Hong Kong Airlines aims to become our first commercial airliner launch customer.

On November 17, 2021, we signed a new agreement with Hong Kong Airlines Ltd and Ejectt Inc. (formerly known as Yuanjiu Inc.). Based on the long-term relationship and anticipated further co-operation between Aerkomm and Hong Kong Airlines, we agreed to aim to provide to Hong Kong Airlines a LEO-compatible universal for aviation with LEO constellation service when available. We will aim to deliver our universal terminal for aviation with a full certified Service Bulletin by Airbus.

Our universal terminal for aviation aims to introduce high-speed internet access to the seatback screens of Hong Kong Airlines’ Airbus A320 aircraft, connected via the distributed content system for airlines. Instead of the traditionally preloaded and fixed selection of in-flight entertainment, passengers would have access to high-speed internet steaming services for videos, music and social media.

In order to install the AERKOMM K++ system on the Hong Kong Airlines aircraft, we will have to obtain local approval for the AERKOMM K++ system from the Hong Kong Civil Aviation (HKCAD). This HKCAD local approval will be based on our obtaining the Airbus Service Bulletin, which we expect to receive from Airbus, together with EASA certification, by sometime in 2025 or 2026.

Once we receive the Airbus Service Bulletin and the EASA certification, jointly with the support of Airbus, we will be able to apply to the HKCAD for the required local approval.

Other Airline Partners and Business Jet Prospective Customers

We are actively working with prospective airline customers to provide them with the universal terminal for aviation, or our AERKOMM K++ system.

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

We aim to enter into business agreements with additional airline partners and corporate jet owners, which would allow our universal terminals for aviation to be installed together with our bandwidth services provided, on additional fleet aircraft. Under any such agreements, we expect that the airlines will commit to have our equipment installed on some or all the aircraft they operate. We cannot guarantee that we will be able to enter into any such additional agreements.

Other Agreements and Understandings with our Business Partners

Mjet Definitive Agreement: On March 6, 2019, we signed a General Terms Agreement (GTA) with Mjet GMBH, or Mjet, a corporate jet owner operating an Airbus ACJ A319 based in Vienna, Austria. On June 11, 2019, we converted this GTA into a definitive agreement with Mjet, and on June 12, 2019, Mjet placed a first purchase order with Aerkomm. The purchase order, which remains valid, provides for the provision, installation, testing and certification of our AERKOMM K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an Mjet Airbus ACJ A319 aircraft under the supervision of Airbus. Assuming the installation, testing and certification of our AERKOMM K++ system on the Mjet A319 (which is expected by sometime in 2025 or 2026) is successful, something we cannot guarantee at this time, Mjet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, and we will also aim to begin charging Mjet for the bandwidth required to use the AERKOMM K++ system services. Assuming the success of this installation, Mjet will likely become the first recurring payment customer of our AERKOMM K++ system as well as being the launch customer of our Aerkomm K++ solution.  We cannot assure you, however, we will be able to deliver on the agreement with Mjet, or that the Mjet GTA will lead to any Aerkomm product sales.

Vietjet Air: On October 25, 2021, we signed an agreement with Vietjet Air (“Vietjet”) to provide them with our Aerkomm AirCinema In-Flight Entertainment and Connectivity (“IFEC”) solutions. Under the terms of the agreement, which remains valid, we aim to provide to Vietjet our Aerkomm AirCinema Cube IFEC system for installation on Vietjet’s fleet of Airbus A320, A321 and Airbus A330-300 aircraft. We cannot assure you, however, we will be able to deliver on the agreement with Vietjet, or that the Vietjet agreement will lead to any Aerkomm product sales.

Thai Smile MOU: On October 19, 2021, which remains valid until October 2024, we entered into a nonbinding memorandum of understanding, which we refer to as the Thai Smile MOU, with Thai Smile Airways Company Limited, a company organized under the laws of Thailand, pursuant to which the parties intend to collaboratively market and provide their products and services to passengers to the Thai-based airline fleet.

Under the terms of the Thai Smile MOU, which remains valid, the parties intend to develop, install and operate in-flight connectivity systems onboard the Thai-based airline fleet and provide related services to its passengers. We cannot assure you, however, we will be able to enter into a definitive agreement with Thai Smile, or that the Thai Smile MOU will lead to any Aerkomm product sales.

Contracts with Satellite Partners

SES Agreement:

Aerkomm and New Skies Satellites B.V. (“SES”), a Dutch company that operates a constellation of satellites in medium-earth orbit (MEO) and geostationary-earth orbit (GEO), entered into a master services agreement dated January 19, 2022 and under such agreement has entered into multiple service orders pursuant to which SES has provided the Company terminal equipment and satellite connectivity and other related services.

Aerkomm and SES also entered into a non-binding cooperation agreement dated January 10, 2022 (see Exhibit No. 10.77) in which the parties confirmed their intent to explore opportunities to collaborate with respect to technical and commercial matters making use of their combined service offerings.

We aim to expand its technical and commercial collaboration with SES in the future. We cannot assure you, however, we will be able to enter into additional material definitive agreements with SES, or that our relationship with SES will lead to any Aerkomm product sales.

Civilian Telecommunications Solutions

We are developing two solutions which can be offered to the civilian telecommunications market.

1.

Universal Terminal for Network Resiliency: Our universal terminals for network resiliency aim to deliver a mobile backhaul satellite connectivity solution to both 4G LTE and 5G mobile networks, which may be treated as a “backup” system or a “primary” system.

The universal terminal for network resiliency, may contain antennas for transmission and receiving in one or more of the key frequency bands for high-throughput satellite connectivity for defense, principally Ka and Ku, which are used by satellites in GEO, MEO and in LEO orbits.

We aim to deliver a universal terminal for network resiliency using only our proprietary technologies in the medium term, in order to meet customer timelines, we may also source and integrated partner technologies in the short term.

The requirements for network resiliency typically require earth station licenses, such as those granted by the US Federal Communications Commission (FCC), the International Telecommunications Union (ITU) or the regional or national ministries of communications in each country. Our universal terminals for network resiliency may be required to comply with FCC, ITU or national regulations, and will be required to meet the necessary type approvals and certifications incumbent on both electronic devices and radiofrequency devices. In some cases, we may pursue such licenses in partnership with our customer, and in other cases we may pursue such licenses directly on a standalone basis.

2.

Universal Terminal for Non-Terrestrial Networks (NTN): Our universal terminals for non-terrestrial networks (NTN) aim to deliver a high-throughput mobile backhaul satellite connectivity solution to both 5G Advanced and 6G mobile networks, which we expect will typically be a “primary” system providing a satellite communications backbone to the next generation of mobile networks.

The universal terminal for non-terrestrial networks, may contain antennas for transmission and receiving in one or more of the key frequency bands for high-throughput satellite connectivity for defense, principally Ka and Ku, which are used by satellites in GEO, MEO and in LEO orbits.

The key difference between our universal terminals for network resiliency and our universal terminals for NTN will be the throughput, which will be a function of both the performance of our glass semiconductor antennas as well as the performance of our software-defined modems.

We aim to deliver universal terminals using only our proprietary technologies in the medium term, in order to meet customer timelines. However, as mobile networks typically have lesser requirements for size, weight and power, we may also source and integrated partner technologies in the short term.

We expect regulatory requirements for NTN applications to be materially similar to requirements for network resiliency applications, our universal terminals for NTN will likely require similar levels of licensing and type certifications, often on a country-by-country basis, as noted above.

Civilian Telecommunications Solutions market business models

1.	Hardware Leasing plus Value-added Reseller of Bandwidth model

Within the civilian telecommunications segment, our main source of revenue is expected to be derived from contracts with mobile network operators or with mobile network equipment providers for both the leasing of our systems—the universal terminal for network resilience and the universal terminal for NTN—as well as subscription-based plans for the bandwidth connectivity from our selected satellite operator partners, where we are the distribution partner.

We aim to achieve this with hardware leasing solutions, which will provide more consistent recurring revenue, while we also aim to ensure that our customers receive the latest updates to our technology to ensure they are receiving the best service to meet their requirements. To the extent that this model would require a significant amount of working capital, we would aim to secure through a partnership with a leasing company or an asset-based financing partner.

We successfully secured the first stage bid for the verification project titled “Emerging Technology Application for Enhancing Communication Network Resilience in Emergencies or War” from the Taiwan Telecom Technology Center (TTC) on August 9, 2023. This extensive network setup is designed to validate the effectiveness of the heterogeneous resilient network architecture we proposed.

We are also in discussion with mobile network operators and selected key vendors to the mobile network operator ecosystem to secure our first commercial contracts in this segment. In parallel, we have kicked off discussions with leasing companies and financing partners to secure the necessary working capital for this business model. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

2.	Hardware Sale plus Value-added Reseller of Bandwidth model

To manage our working capital balance, we may not be able to provide a hardware leasing model to our customers at this time. In the short term, our main source of revenue may be derived from contracts with mobile network operators or with mobile network equipment providers for both the sale of our systems—the universal terminal for network resilience and the universal terminal for NTN—as well as subscription-based plans for the bandwidth connectivity from our selected satellite operator partners, where we are the value-added reseller.

While under this model, we will not receive as much recurring revenue, until we can secure the appropriate leasing or financing partner this will be the most likely model to be implemented.

As noted above, while we are in discussions to secure our first commercial contract in this segment, we cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

3.	Revenue Share with Satellite Operators on Bundled Solution

Our customers, principally mobile network operators, may require a bundled solution with a single charge either to Aerkomm, if we are providing a multi-orbit and multi-carrier connectivity solution, or to the selected satellite operator partner, in which case the customer would be charged a monthly fee to cover the bundle of both the universal terminals installed and the satellite bandwidth required or used. In these situations, we will agree a revenue sharing formula between ourselves and the selected satellite operators who are providing bandwidth to the customer through our system. Due to the small size, weight and power of our universal terminals, we aim to make it economical for our customers to procure satellite communications solutions at more sites across and within their networks than would be reasonable, or even practical, using a larger, less performant terminal. Therefore, by enabling net new site-acquisition for satellite communications, we aim to receive a commensurate share of the revenue generated from our customers at those sites that are enabled by the size, weight, power and performance of our universal terminals.

As noted above, while we are in discussions to secure our first commercial contract in this segment, we cannot give any assurances at this time, however, that we will be able to successfully complete any of these additional discussions.

Our Contracts with Civilian Telecommunications Partners

In Taiwan, the Company’s subsidiary, Aerkomm Taiwan Inc., in collaboration with its exclusive agent, EJECTT Inc., successfully secured the first stage bid for the verification project titled “Emerging Technology Application for Enhancing Communication Network Resilience in Emergencies or War” from the Taiwan Telecom Technology Center (TTC) on August 9, 2023. The extensive network setup we proposed, “Asynchronous Satellite Network Leasing and Transmission Service Procurement Project,” is designed to validate the effectiveness of the heterogeneous resilient network architecture.

Acquisitions and Dispositions

In our fiscal year 2023, we announced the acquisition of Mesh Tech, a developer of distributed computing solutions. This acquisition enhanced our software capabilities and distributed computing portfolio for both the Aerospace & Defense and Civilian Telecommunications segments, which we expect to drive both customer acquisition and retention in the future.

We aim to continue to evaluate opportunities to advance our strategy and to better serve our customers and our partners through both acquisitions and dispositions in the future.

Research & Development (R&D)

The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. Our continuing ability to adapt to these changes, and to develop innovative satellite and communications technologies, and new and enhanced products and services, is a significant factor in maintaining or improving our competitive position and our prospects for growth.

We continue to make significant investments in next-generation technologies and communications product and services development. We conduct the majority of our R&D activities in-house and have R&D and engineering staff.

Focused, efficient investments in research and development are important to our future growth and competitive position in the marketplace. Our product development activities focus on products that we consider viable revenue opportunities to support all of our segments. Our research and development efforts are directly related to timely development of new and enhanced services and related products that are central to our core business strategy and our ability to drive profitable and sustainable growth.

The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new service and product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing services and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements.

Our current research and development activities relate to antennas, modems, distributed computing, and multi-orbit service development, enhancing our universal terminal product lines with new features desired by our customers, and integrating available geostationary orbit (GSO) and emerging non-geostationary satellite orbit (NGSO) products and services into our overall satellite communications offering.

Intellectual Property Rights

We currently hold intellectual property rights relating to various aspects of our hardware products, software and services. We believe that our ability to compete effectively depends in part on our ability to protect these intellectual property rights and our proprietary information. We rely primarily on copyright and trade secret laws, as well as trademarks, service marks and trade dress, to protect our valuable products and services. We use confidentiality undertakings and licensing arrangements to protect our intellectual property rights worldwide. In the future, when appropriate, we may seek to file patent applications to protect innovations arising from our research, development and design activities.

Manufacturing Operations

We outsource our manufacturing operations to well-known contract manufacturers located primarily in Taiwan and Japan, and we aim to engage manufacturing partners in North America, in the future. We rely on third party foundries or companies that use third party foundries for manufacture of our semiconductor devices that are Application Specific Integrated Circuits (“ASICs”). These foundries are located primarily in Taiwan. We also outsource printed circuit board production and amorphous silicon or glass substrate semiconductor thin-film-transistor (TFT) manufacturing.

Outsourcing our operations to manufacturers and foundries allows us to reduce our fixed costs, maintain production flexibility. Our proprietary products are manufactured to our designs with standard and custom components. Most of the components are available from multiple sources. We have several single-sourced supplier relationships, either because alternative sources are not yet available or because the relationship is advantageous to us.

Our manufacturing operations are dependent on relationships with these suppliers who are subject to occasional supply chain disruptions. As is the case across the industry, if key suppliers fail to provide timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way. In an effort to mitigate supply chain exposure, we have increased our inventory over historical levels and will monitor whether adjustments to inventory levels are necessary to mitigate any future exposures.

Further, a range of conditions and circumstances beyond our control such as global conflicts, recessionary economic conditions in various regions of the world or a recurrence of the Covid-19 pandemic could disrupt the availability of raw materials and components as well as our capacity to make and distribute our products.

Raw Materials, Components and Services

We purchase raw materials and most of the components used in our manufacturing processes, such as printed circuit boards, injection-molded plastic parts, machined metal components, connectors and housings. In addition, we purchase third party services, predominantly networking and mobile broadband services, to support the delivery of our solutions. The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in our manufacturing processes are generally available from multiple sources.

We believe there is a sufficient number of acceptable vendors for the components we purchase. We regularly evaluate both domestic and foreign suppliers for quality, dependability and cost effectiveness. From time to time, the cost and availability of materials and services is affected by the demands of other industries, as well as other factors.

Whenever practical, we seek to establish multiple sources for the purchase of raw materials, components and services to achieve competitive pricing, maintain flexibility, reduce tariff exposure, and protect against supply disruption. When possible, we employ a company-wide procurement strategy designed to reduce the purchase price of materials, purchased components and services.

For reasons of quality assurance, scarcity or cost effectiveness, certain components and raw materials used in the manufacturing of our products, as well as certain services utilized in the delivery of our solutions, are available only from a limited number of suppliers or from a sole source supplier. We work with our suppliers to develop contingency plans and redundancy intended to assure continuity of supply while maintaining high quality and reliability. In some cases, we established long-term supply contracts with our suppliers.

Due to the scarcity or market volatility of certain raw materials, purchased components and services, we may not be able to quickly re-establish additional or replacement sources for certain components, materials or services. In the event that we are unable to obtain sufficient quantities of raw materials or components, or unable to obtain sufficient access to the services needed to deliver our solutions on commercially reasonable terms or in a timely manner, our ability to manufacture and deliver our products and services on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

We also experienced increased raw material costs. We are continuing to monitor global developments, including the impact of inflation, and are prepared to implement actions that we determine to be necessary to sustain our business.

Competition

We compete primarily in the communications technology industry. This industry is characterized by rapid technological advances and evolving industry standards. This market can be affected significantly by new product introductions and marketing activities of industry participants. It is possible new market entrants may market and sell disruptive technologies that impact one or more of our product or service offerings. In addition, we may compete with companies to acquire new businesses or technologies and the competition to secure such assets may be intense.

We will compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, the quality and reliability of our offerings, product development capabilities, price and availability. While we believe that no competitor currently offers a comparable range of products and services, multiple companies do compete with us with respect to one or more of our product and service offerings.

With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to a narrower product and service offering compared to the breadth of our business. As the marketplace for multi-orbit satellite connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess which could give them advantages in their ability to develop new and better offerings, to meet customer demands, to comply more quickly with new regulatory regimes and to promote and sell their products.

We encounter intense competition in the markets we serve, and we expect the intensity of competition to increase in the future. Many of our primary competitors are large, well-established companies, many have substantially greater financial, managerial, technical, marketing, operational, and other resources than we do, and others have entered the markets with standardized and widely accepted technology and services. At the same time, many of our competitors are also our potential partners, especially satellite operators that have traditionally vertically integrated in providing customer terminals specific to their satellites or constellations.

Recently, SpaceX’s Starlink has emerged as a significant competitor with flat panel, electronically steered array (ESA) terminals and its new LEO network. Other LEO services, such as Eutelsat OneWeb and Amazon’s Project Kuiper are also entering the market. SpaceX’s Starlink, Amazon’s Project Kuiper and Eutelsat OneWeb are all potential partners, but it is not guaranteed that we can secure commercial agreements that define mutually beneficial partnerships between our companies. In addition, we face some competition from providers of parabolic antennas, which include KVH, Intellian and Cobham SATCOM, among others.

The emergence of ESA terminals from companies like Starlink has significantly increased competitive pressure on traditional parabolic antennas, but these incumbents appear to be well-established with loyal customers, as well. In the market for commercial aviation connectivity, we face competition from Ball Aerospace, recently acquired by BAE Systems, as well as ThinKom.

Government Procurement

Substantial portions of our current and future revenues are and will be generated from contracts and subcontracts with government agencies. Such contracts are subject to a competitive bid process and are awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas.

Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditures for the products and services we provide, and other risks generally associated with federal government contracts.

We provide products and services under government contracts that usually require performance over a period of several months to multiple years. Long-term contracts may be impacted based on when the government appropriated funds are available and to what level, which may result in a delay, reduction or termination of these contracts.

Government contracts may be performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work.

Government contracts may be terminated, in whole or in part, at the convenience of the relevant government office. If a termination for convenience occurs, the government office generally is obligated to pay for work completed or services rendered and/or the cost incurred by us under the contract, which may include a fee or allowance for profit. Contracts with prime contractors may have negotiated termination schedules that apply. When we participate as a subcontractor, we are at risk if the prime contractor does not perform its contract. Similarly, when we act as a prime contractor employing subcontractors, we are at risk if a subcontractor does not perform its subcontract.

Government Regulation

We are subject to the laws and regulations of the U.S. and foreign jurisdictions in which we provide and sell our satellite communication products and services, including those of the Taiwan and Japan. Many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of VoIP services using such equipment, and, in some cases, the reception of certain video programming services.

In the U.S., many of these matters are regulated by the Federal Communications Commission. In other countries or foreign jurisdictions where we may aim to provide and sell our satellite communication products and services in the future, many of these matters are regulated by the telecom regulatory authority of each national government. While there are attempts to harmonize and standardize requirements among international regulators, there is still a significant amount of heterogeneity in licensing conditions and enforcement on a country-by-country basis.

Furthermore, due to the rapid pace of advancement of satellite communications technology, the regulatory landscape is similarly evolving, so we are at risk of our technology not fitting neatly into an existing licensing category and thereby slowing our access to a given market as we seek a path to service which remains in compliance with all local regulation.

Radio-frequency and Communications Regulation - International Telecommunication Union (ITU)

The orbital location and frequencies for our partner satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority.

The ITU regulations provide allocations or designations for how spectrum can be used for various purposes, and whether such uses operate on a primary or secondary basis with respect to one another. Secondary uses may not cause harmful interference to primary uses and may not claim interference protection from primary uses. The orbital arc is becoming increasingly congested with respect to such ITU filings and the satellite networks operated under those filings.

The ITU’s Radio Regulations are also subject to change at periodic ITU World Radiocommunication Conferences (WRCs), and their application is determined by various governing bodies within the ITU. WRCs typically are convened approximately every four years, with the last one occurring at the end of calendar year 2023.

Other Legal Requirements

As a result of our international operations, we are subject to a number of additional legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business.

Our operations are also subject to various domestic and international privacy laws, including the European Union’s General Data Protection Regulation. These laws and regulations, as well as the interpretation and application of these laws and regulations, are subject to change, and any such change may affect our ability to offer and sell existing and planned satellite communications products and services. For more information, see “Further Risks Related to Government Regulation.”

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

Risks Related to the Merger with IXAQ

The Merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

Unless waived by the parties to the Merger Agreement, and subject to applicable law, the consummation of the Merger is subject to several conditions set forth in the Merger Agreement.

The Merger Agreement provides that IXAQ’s obligation to consummate the Merger is conditioned on, among other things, that as of the closing of the Merger, the combined company resulting from the Merger (the “Combined Company”) has obtained at least $45,000,000 (“PIPE Minimum Investment Amount”) in financing from investors in the form of (i) the proceeds of private placements in IXAQ in connection with consummation of the Merger (the “PIPE Investments”) and (ii) the proceeds of the SAFE investments in Company prior to consummation of the Merger (the “SAFE Investments”).

As of the date of this filing, agreements have been signed with investors for $35 million in PIPE Investment commitments to PIPE Investments and no SAFE Investment have yet been made. There is no assurance that subscriptions for the remaining $10 million PIPE Minimum Investment Amount. The actual additional amounts committed to PIPE Investments or funded to the Company under SAFE Investments will depend on market conditions and other factors.

If the PIPE Minimum Investment Amount or other conditions to IXAQ’s obligation to consummate the Merger are not met, and such conditions are not waived by IXAQ under the terms of the Merger Agreement, then the Merger Agreement could terminate, and the proposed Merger may not be consummated.

If such condition is waived and the Merger is consummated with less than the PIPE Minimum Investment Amount, the cash held by the Combined Company upon consummation of the closing may not be sufficient to allow the Combined Company to operate and pay its bills as they become due. Any such event in the future may negatively impact the analysis regarding the Combined Company’s ability to continue as a going concern at such time.

There can be no assurance that the shares of the Combined Company’s Common Stock that will be issued in connection with the Merger will be approved for listing on Nasdaq, or another U.S national exchange, following the closing, or that the Combined Company will be able to comply with the continued listing rules of Nasdaq, or another U.S. national exchange.

In connection with the Merger and as a condition to the Company’s obligations to complete the Merger, the Combined Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements. The Company and IXAQ cannot assure that the Combined Company will be able to meet those initial listing requirements or qualify to list on another national securities exchange. Even if the Combined Company’s Common Stock is approved for listing on Nasdaq, the Combined Company may not meet the Nasdaq continued listing requirements following the Merger.

The announcement of the proposed Merger could disrupt the Company’s relationships with its customers, suppliers, business partners and others, as well as its operating results and business generally.

Whether or not the Merger and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Merger on the Company’s business include the following:

●	its employees may experience uncertainty about their future roles, which might adversely affect the Combined Company’s ability to retain and hire key personnel and other employees;

●	customers, suppliers, business partners and other parties with which we maintain business relationships may experience uncertainty about the Company’s future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with the Company; and

●	The Company has expended and will continue to expend significant fees and expenses for professional services and other transaction costs in connection with the proposed Merger.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact the Company and, in the future, the Combined Company’s results of operations and cash available to fund its business.

We will be subject to contractual restrictions while the Merger is pending.

The Merger Agreement restricts the Company from making certain expenditures and taking other specified actions without the consent of IXAQ until the Merger occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Company and IXAQ will incur significant transaction and transition costs in connection with the Merger.

The Company and IXAQ have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Merger and following the consummation of the Merger. The Company and IXAQ may also incur additional costs to retain key employees. Costs incurred in connection with the Merger Agreement and Merger include legal, tax, accounting, consulting, investment banking and other fees, expenses, and costs, all of which have not been paid by the Company or IXAQ before the closing of the Merger will be paid by the Combined Company following the closing.

If the Merger does not meet the expectations of investors or securities analysts, the market price of IXAQ’s securities (prior to the closing), or the market price of the Combined Company’s Class A Common Stock after the closing, may decline.

If the Merger does not meet the expectations of investors, the market price of IXAQ’s securities prior to the Closing may decline. The market values of IXAQ’s securities at the time of the Merger may vary significantly from their prices on the date the Merger Agreement was executed, or the date the Company’s Stockholders vote on the Merger. Because the number of shares to be issued pursuant to the Merger Agreement will not be adjusted to reflect any changes in the market price of IXAQ’s Class A Common Stock, the market value of Class A Common Stock issued in connection with the Merger may be higher or lower than the values of these shares on earlier dates.

In addition, following the Merger, fluctuations in the price of securities of the Combined Company could contribute to the loss of all or part of your investment. The valuation ascribed to the Company in the Merger may not be indicative of the price that will prevail in the trading market following the Merger. If an active market for IXAQ’s securities develops and continues, the trading price of the securities of the Combined Company following the Merger could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Combined Company’s control. Any of the factors listed below could have a material adverse effect on the Combined Company’s securities and the Combined Company’s securities may trade at prices significantly below the price paid for them by investors in the Company or IXAQ. In such circumstances, the trading price of the Combined Company’s securities may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of securities, irrespective of a company’s operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Combined Company’s securities, may not be predictable. A loss of investor confidence in the market for the stock of other companies that investors perceive to be similar to the Combined Company could depress the Combined Company’s stock price regardless of its business, prospects, financial conditions, or results of operations. A decline in the market price of the Combined Company’s securities also could adversely affect the Combined Company’s ability to issue additional securities and to obtain additional financing in the future.

Risks Related to Our Business

Operational Risks

We depend on manufacturing relationships and a broad set of suppliers, some of whom provide us with limited-source components and parts, and disruptions in these relationships may cause damage to our customer relationships or otherwise negatively impact our business. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. Further, in recent years supply chains globally have experienced stress due to a range of factors.

There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events.

The sale of our products and services may require a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, as well as availability of capital for purchases, that are beyond our control.

While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. Certain potential customers were adversely impacted by the Covid-19 pandemic and the resulting global economic downturn. Any future economic slowdown could impede our ability to win and retain customers.

Risks Related to Competition

We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us. Whether we are successful in this business model depends on a number of factors, including:

●	our ability to establish the infrastructure to deploy and evolve our solutions effectively and continuously;

●	the features and functionality of our offerings relative to competing offerings as well as our ability to market effectively;

●	our ability to engage in successful strategic relationships with third parties such as satellite operators, defense contractors, telecommunications carriers, component makers and contract manufacturers;

●	our ability to meet service assurance commitments required by certain contracts;

●	competing effectively for market share; and

●	deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.

Risks Related to Acquisitions

Acquisitions could disrupt our business and seriously harm our financial condition. We will continue to consider acquisitions of businesses, products or technologies. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur additional debt, assume liabilities or incur large and immediate write-offs.

Our operation of any acquired business also involves numerous risks, including but not limited to:

●	problems combining the acquired operations, technologies, or products;

●	unanticipated costs;

●	diversion of management’s attention from our core business;

●	difficulties integrating businesses in different countries and cultures;

●	effectively implementing internal control over financial reporting;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of key employees, particularly those of the acquired business

We cannot assure that we will be able to integrate successfully any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future. Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations.

Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.

Risks Related to Economic and Market Conditions

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our customer base in our civilian telecommunications segment by reducing the mobile network operators’ end-users’ discretionary income and affecting their ability to subscribe for cell phone services.

Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening. If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customer and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services.

Our customer or suppliers may find it difficult to gain sufficient credit or service existing credit in a timely manner, which could result in an impairment of their ability to process or place orders with us, deliver inventory or services to us in the case of suppliers or to make timely payments to us for previous purchases in the case of customers. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for credit losses and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition.

To the extent we incur debt, we may be unable to adhere to financial covenants or to service the debt. These risks associated with credit and debt are more pronounced for the parties with whom we do business and ourselves in the current environment which has seen interest rates rise rapidly, especially if they remain elevated for an extended period of time. We cannot predict either the timing or duration of an economic downturn in the economy, should one occur. Any downturn could have a material adverse impact on our business, results of operations, financial condition and prospects.

Our commercial aerospace segment similarly depends on the economic health and willingness of our customers and potential customers, principally commercial airlines, to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services.

For example, the business and financial condition of our commercial airline customers were materially impacted during the COVID-19 pandemic by the severe decline in global air travel. In addition, current supply chain and labor market challenges and inflationary pressures have negatively affected and may continue to negatively affect our performance as well as the performance of our suppliers and customers. Moreover, natural disasters (including those resulting from climate change), political instability, civil unrest, terrorist activity, acts of war, and public health issues such as the COVID-19 pandemic or epidemics could disrupt supplies and raise prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could reduce our revenues and adversely affect our business, financial condition and results of operations. In addition, U.S. credit and capital markets have experienced significant dislocations and liquidity disruptions from time to time.

Uncertainty or volatility in credit or capital markets may negatively impact our ability to access additional debt or equity financing or to refinance existing indebtedness in the future on favorable terms or at all. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Excluding non-recurring revenues in the second quarter of 2019 and 2021 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company.

Excluding non-recurring revenues that we earned from affiliates and one non-affiliate in 2021 and in the second quarter of fiscal 2019, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued development and future expansion of our business. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding.

In addition, we may incur significant costs in connection with our pursuit of next generation satellite communications technology or other new technologies such as our glass antenna. With respect to our growth, significant variables may include costs related to sales and marketing activities and administrative support functions, government defense spending, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company.

Our investments may not result in revenue or growth in our business. If we fail to grow our overall business and generate revenue, our financial condition and results of operations would be adversely affected.

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

Our near term, future business will be substantially dependent on our relationship with a few key customers. There can be no assurance that we will be able to maintain our relationship with these customers. If we are unable to maintain and renew our relationship with these customers, or if our arrangement is modified so that the economic terms become less favorable to us, then our business would be materially adversely affected.

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our segments.

Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products.

Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Anticipated Reliance on U.S. Government and Foreign Governments Contracts and Approvals Exposes Us to Significant Risks

We expect our defense segment is to represent a significant percentage of our total revenues in the future and is likely to consist of both U.S. Government and Foreign Government, in particular, Taiwanese government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or with relevant Foreign Governments would significantly reduce our revenues. U.S. Government and Foreign Government business exposes us to various risks, including:

-	changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;
-	unexpected contract or project terminations or suspensions;
-	unpredictable order placements, reductions or cancellations;
-	reductions or delays in government funds available for our projects due to government policy changes, budget cuts or delays, changes in available funding, reductions in defense expenditures and contract adjustments;
-	delays in obtaining government approvals or clearances to receive information subject to export control;
-	adverse changes in U.S. Government and Foreign Government export control laws that restrict our ability to conduct joint research activities with, or receive technical information from, US based defense contractor companies;
-	the ability of competitors to protest contractual awards;
-	additional costs or penalties arising from post-award contract audits;
-	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. Government agencies or, similarly, by Foreign Government agencies;
-	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price;
-	limited profitability from cost-reimbursement contracts under which the profit is limited to a specified amount;
-	unpredictable cash collections of unbilled receivables that may be subject to acceptance of deliverables by the customer and contract close-out procedures, including government approval of final indirect rates;
-	competition with programs managed by other government contractors for limited resources and for uncertain levels of funding;
-	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries; and
-	intense competition for available U.S. Government, or Foreign Government, business necessitating increases in time and investment for design and development.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government, and Foreign Government, contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts. Substantially all of our potential U.S. Government or Foreign Government backlog scheduled for delivery could be terminated at the convenience of the U.S. Government, or a Foreign Government, because our potential contracts with the U.S. Government, or a Foreign Government, typically would be anticipated to provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, or if we were to lose all or a substantial portion of our sales to the U.S. Government, or to a Foreign Government, it could materially harm our business and impair the value of our common stock.

The funding of U.S. Government, or Foreign Government, programs is subject to congressional appropriations, or such similar mechanism in each country. In the U.S., Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Foreign Governments may appropriate funds with a materially similar or materially different approach. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress, or the relevant Foreign Government body, makes further appropriations.

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including value-added resale of satellite bandwidth in certain geographies where we are already licensed or intend to be licensed, our multi-orbit universal satellite communications terminals that incorporate flat panel antennas (FPAs) or electronically steered arrays (ESAs) with both hardware and software defined modems, communications systems for manned and unmanned aerospace and defense platforms, system integration for manned and unmanned aerospace and defense platforms, our proprietary, full-dominance glass semiconductor antenna (also referred to as “FGSA”), distributed content delivery network (“CDN”), distributed computing or mesh computing applications and inflight entertainment and connectivity services;

In order to meet the evolving needs of our future customers and partners, we must continue to develop new products and services that are responsive to those needs. Our ability to realize the benefits of enabling our products, and to use these applications, including monetizing our services at a profitable price point, depends, in part, on the adoption and utilization of such applications by different potential customers including militaries, governments, defense contractors, airlines, other aircraft operators and other companies in the aviation industry such as aircraft equipment suppliers, mobile network operators, other telecommunications service operators and other companies in the telecommunications industry such as communications equipment suppliers, and we cannot be certain that our potential customers, outlined above will adopt such offerings in the near term or at all.

We also expect to continue to rely on third parties to operate and maintain the satellites and satellite constellations to be used to provide bandwidth to our potential customers, and we cannot be certain that such satellites or satellite constellations will be capable to meet the service level requirements, quality of service expectations or service reliability metrics necessary to meet the needs our potential customers. If we are not successful in our efforts to develop and monetize new products and services, including our operations-oriented communications services, our future business prospects, financial condition and results of operations would be materially adversely affected.

Our development and implementation of our semiconductor glass antenna, while poised to offer significant advantages in terms of performance and cost-effectiveness, introduces additional layers of risk. This technology involves highly specialized and novel manufacturing processes that may encounter operational hurdles, higher than anticipated production costs, or delays in scaling production to meet market demands. Additionally, our semiconductor glass antenna’s reliance on proprietary technology and materials might limit rapid adaptation in the face of changing industry standards or emerging competitive technologies. Given the rapid evolution of technology in the aerospace and telecommunications sectors, there is a risk that our newly developed technology may become obsolete more quickly than expected, or fail to gain sufficient market acceptance, thereby negatively impacting our competitive position and financial performance.

Our semiconductor glass antenna technology is not yet commercialized and has not been widely applied or developed for the markets being targeted by our company.

As an emerging technology, our semiconductor glass antenna has not undergone extensive field testing across different market applications, which is crucial for establishing its viability and reliability in real-world scenarios. The unproven nature of our semiconductor glass antenna in operational environments, particularly in space and satellite communications—a sector marked by exceptionally high requirements for accuracy and durability—presents a substantial risk.

Without established performance data and market acceptance, the potential for our semiconductor glass antenna to meet the specific needs of satellite operators and other telecommunications stakeholders remains uncertain. This untested status could delay adoption and affect our ability to attract partnerships and customers necessary for successful market entry and scaling.

We cannot accurately predict future revenues or profitability in the emerging market for our semiconductor glass antenna technology.

The market for advanced satellite communication technologies is rapidly evolving. As is typical of a rapidly evolving industry, demand and market acceptance for newly developing technologies like our semiconductor glass antenna are subject to a high level of uncertainty. Moreover, since the market for satellite antenna technology is evolving, it is difficult to predict the future growth rate, if any, and size of this market.

Because of our limited development history with our semiconductor glass antenna and the emerging nature of the markets in which we expect to compete, we are unable to accurately forecast any revenues or our profitability that we might generate through the marketing of our semiconductor glass antenna technology. The market for our semiconductor glass antenna products and the long-term acceptance of our technology are uncertain, and our ability to attract and retain qualified personnel with industry expertise, particularly in engineering, sales, and marketing, is uncertain.

To the extent we are unsuccessful in generating revenues from FGSA, we may be required to appropriately adjust spending to compensate for any unexpected revenue shortfall, or to reduce our operating expenses, causing us to forego potential revenue-generating activities.

We may face challenges in the development and monetization of new products and services, specifically related to our universal terminals.

In order to meet the ever-changing needs of our target customers, we must continuously innovate and introduce new offerings that cater to their requirements. However, the successful adoption and utilization of these products depend on the interest and acceptance of our target customers. There is no guarantee that they will embrace our offerings in the near future or at all.

Additionally, as we strive to provide comprehensive and efficient multi-orbit broadband connectivity, we may need to collaborate with third-party developers or technology providers to enhance our product and service offerings and ensure compatibility with our potential partners’ satellites and ground infrastructure. However, uncertainties exist regarding the seamless integration and effectiveness of these technical collaborations in meeting the unique needs of our potential customers.

Should we encounter obstacles in effectively developing and monetizing new products and services, specifically pertaining to our universal terminals, it could significantly impact our business prospects, financial performance, and overall success in the market.

We may not be able to grow our business with our current and potential satellite and satellite constellation partners or to successfully negotiate agreements with satellite and satellite constellation partners whose bandwidth and services we do not currently resell or otherwise distribute;

Currently, our primary existing or potential satellite partners include SES (including SES Space & Defense), Viasat Inc., Intelsat SA, Eutelsat Group (including Eutelsat Communications, Eutelsat SA and Eutelsat OneWeb), Rivada Space Networks, Astranis Space Technologies Corp. and Telesat Corp., but we aim to have the technical capability to provide links to any and all satellites and constellations, subject to future potential commercial agreements. We are currently in, or planning, discussions or negotiations with certain of our existing or potential satellite partners to serve as a value-added reseller of their services in certain countries and regions, but do not yet have in place any such value-added reseller agreements.

We have acquired terminal equipment and satellite connectively and related services from SES and also have participated in demonstration and testing with SES under a confidential agreement with our development customer since 2022

Negotiations with prospective satellite partners require substantial time, effort and resources. The time required to reach a final agreement with a satellite operator is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. To the extent that any negotiations with current or future potential satellite partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

We may not be able to grow our business with our current and potential aerospace and defense partners or to successfully negotiate agreements with aerospace and defense partners to which we do not currently provide our technologies or services;

Our primary potential aerospace & defense partners include prime contractors like Kratos Defense, Lockheed Martin, Anduril, Shield.AI, Boeing Defense, Airbus Defense, Northrop Grumman, General Atomics and RTX, although we do not yet have in place binding agreements to serve as a joint venture partner, mentor-protégé partner, subcontractor, vendor, or system integrator with these prime contractors. We are currently in discussions with certain of our potential aerospace & defense partners to enter into binding contracts together. Currently, we also have a number of potential aerospace & defense customers, including militaries and governments, regarding providing our products and services to meet their classified programs and missions.

.Negotiations with prospective aerospace & defense partners and potential customers require substantial time, effort and resources. The time required to reach a final agreement with an aerospace & defense prime contractor or a military customer is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. To the extent that any negotiations with current or future potential aerospace & defense partners or customers are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

We may not be able to grow our business with our current airline partners or successfully negotiate agreements with airlines and other partners or grow our additional businesses.

Currently, our only airline partners are MJet GmbH, an Austrian-based private jet operator, MJet, Hong Kong Airlines Limited, a Hong Kong-based airline, or Hong Kong Airlines, and Vietjet Aviation Joint Stock Company, a Vietnam-based airline, or Vietjet, although we have not yet begun to provide our universal terminals for aviation with associated bandwidth services or our distributed content system for airlines to these companies under our agreement with them. We are currently in advanced negotiations or discussions with certain other airline partners to provide our products and services on additional aircraft in their fleets. We have no assurance that these efforts will be successful.

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

We may not be able to successfully negotiate agreements with potential civilian telecommunications partners for our backhaul solutions or grow this additional business.

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

We expect that revenue from the successful installation of our Aerkomm AirCinema cube on Hong Kong Airlines and Vietjet sometime in 2025 as well as the successful installation of our Aerkomm K++ System on MJet and Hong Kong Airlines in the fourth quarter of 2025 and first quarter of 2026 respectively, together with the monthly bandwidth charge, will account for a material portion of our projected initial revenue from commercial aviation once we begin our services.

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

A failure to maintain customers’ satisfaction with our equipment or our service could have a material adverse effect on our revenue and results of operations.

Our relationships with our current and future development and commercialization partners are critical to the growth and ongoing success of our business. If partners are not satisfied with our equipment or our service for any reason, they may reduce efforts to co-market our service to their customers, which could result in lower usage and reduced revenue, which could in turn give our partners the right to terminate their contracts with us.

In addition, airline dissatisfaction with us for any reason, including delays in obtaining certification for or installing our equipment, could negatively affect our ability to expand our service to additional commercialization partners or lead to claims for damages, which may be material, or termination rights under our existing or potential contracts with airline partners.

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

We may experience network capacity constraints in our future operations regions and we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected.

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

We face the risk of network capacity constraints in our future CDN business as the demand for high-speed content delivery continues to grow. If we are unable to effectively scale our network infrastructure to meet increasing capacity demands, this failure may result in degraded performance, slower content delivery, and potential customer dissatisfaction. To mitigate this risk, we need to continuously invest in expanding our network capacity and implementing advanced technologies to ensure optimal performance and scalability. Failure to do so may adversely impact our competitiveness and market position.

The demand for satellite bandwidth may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the international satellite bandwidth market in general or the general market acceptance for our products and services

We have invested significant resources towards the roll-out of value-added resale of satellite bandwidth services, which represent part of our growth strategy. We face the risk that the U.S. and international markets for satellite bandwidth services may decrease or develop more slowly or differently than we currently expect, or that our services may not achieve widespread market acceptance. We may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.

Our business depends on the continued proliferation of satellite-based broadband connectivity as a critical business or program need for our potential customers. The growth in demand for satellite broadband internet access services also depends in part on the continued and increased use of manned and unmanned airborne, maritime and land-based vehicles and platforms and the rate of evolution of data-intensive applications on such platforms and vehicles.

If satellite bandwidth ceases to be a critical feature in manned and unmanned platforms, if the rate of integration of satellite bandwidth on manned and unmanned platforms decreases or is slower than expected, or if the use of satellite bandwidth enabled devices or development of related applications decreases or grows more slowly than anticipated, the market for our services may be substantially diminished.

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

We operate in a highly competitive landscape where other providers of content delivery solutions and edge computing services offer products and services similar to those we intend to introduce. These competitors may have greater financial resources, established customer bases, and extensive marketing and research and development capabilities. Increased competition could result in price reductions, which may impact our profitability and revenue generation. Additionally, if competing solutions offer enhanced features, performance, or reliability compared to our planned CDN service, this could negatively impact our market position and customer adoption.

To maintain a competitive edge, we must continuously invest in innovation, technology advancements, and marketing efforts to differentiate ourselves from competitors. Failure to effectively address competitive pressures, anticipate market trends, and adapt to evolving customer needs may limit our growth potential and financial performance.

The price of satellite bandwidth may decrease or develop more slowly than we expect.

Due to the recent and anticipated proliferation of satellites and constellations into LEO, MEO, GEO and HEO orbits by our potential partners and potential competitors, as noted above, there is an increased supply of satellite bandwidth. As a result, in the event that a large quantity of satellite bandwidth is sold on the market without commensurate demand, we face the inherent risk that the price of satellite bandwidth may decrease or develop more slowly than we expect, or than our potential partners expect.

As we aim to be a distribution partner, or value-added reseller, of satellite bandwidth, in the event that the price of satellite bandwidth decreases or develops more slowly than we expect, the potential revenue we may be able to generate in the future may decrease, which could have a material adverse effect on our growth prospects.

We may be unsuccessful in generating revenue from entertainment services.

We are currently developing a host of in-flight entertainment and connectivity service offerings to deliver to our future customers. We plan to offer a number of services to our customers and no assurance can be given that we will ultimately be able to launch any service. Additionally, we plan to generate a revenue stream from our video on demand and other in-flight entertainment services. If we are unable to generate revenue from our services or if other entertainment services do not ultimately develop, our growth and financial prospects would be materially adversely impacted.

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

changes in U.S. export and control laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (ITAR), the Export Control Reform Act of 2018 (ECRA) and the Export Administration Regulations (EAR).

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

Acquisitions such as the Mesh Tech Transaction, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business; We May Fail to Realize the Anticipated Benefits of such Transactions.

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, during 2023 we announced and closed on the Mesh Tech Transaction and announced an intent for a merger with EJECTT. Risks and uncertainties relating to these transactions and any other acquisitions, joint ventures and other strategic alliances we may undertake include:

-	the difficulty in combining, integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;
-	the challenges in achieving the objectives, cost savings, synergies and other benefits expected from such transactions;
-	the risk of diverting resources and the attention of senior management from the operations of our business;
-	additional demands on management related to integration efforts or the increase in the size and scope of our company following an acquisition or to the complexities of a joint venture or strategic alliance, including challenges of coordinating geographically dispersed organizations and addressing differences in corporate cultures or management philosophies;
-	difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers;
-	the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours, or the failure of a joint venture partner to satisfy its obligations or its bankruptcy or malfeasance;
-	costs and expenses associated with any undisclosed or potential liabilities of an acquired business;
-	delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions (including corporate, administrative, information technology, marketing and distribution functions), technologies, infrastructure, and product and service offerings of the acquired business, joint venture or strategic alliance, or in the harmonization of standards, controls (including internal accounting controls), procedures and policies;
-	the risk that funding requirements of the acquired business, joint venture or combined company may be significantly greater than anticipated;
-	the risks of entering markets in which we have less experience; and
-	the risks of disputes concerning indemnities and other obligations that could result in substantial costs.

We may not achieve the anticipated growth, cost savings or other benefits from the Mesh Tech Transaction or any other transaction we may undertake without adversely affecting current revenues and investments in future growth. Moreover, the anticipated growth, cost savings, synergies and other benefits of the Mesh Tech Transaction or any other transaction we may undertake may not be realized fully, or at all, or may take longer to realize than expected.

Additionally, we may inherit legal, regulatory, operational and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. Moreover, uncertainty about the effect of the recently closed transaction such as the Mesh Tech Transaction on employees, suppliers and customers may have an adverse effect on us and/or the acquired business, which uncertainties may impair our or its ability to attract, retain and motivate key personnel, and could cause our or its customers, suppliers and distributors to seek to change existing business relationships with either of us.

In addition, in connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. In addition, companies such as Mesh Tech that are private companies at the time of acquisition are not subject to reporting requirements and may not have accounting personnel specifically employed to review internal controls over financial reporting and other procedures or to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002. Bringing the legacy systems for these businesses into compliance with those requirements and integrating them into our compliance and accounting systems may cause us to incur substantial additional expense, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. We may not be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future, and any strategic investments we make may not meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

An extended delay in the transfer of title to Aerkomm Taiwan of the Taiwan land parcel that we recently purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects.

In July 2019, we completed payment of the NT$1,098,549,407, or US$35,861,589, purchase price for our acquisition of approximately 6.3 acres of undeveloped land (which we refer to as the Taiwan land parcel) located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan.

Our agent has received all of the necessary title transfer documentation from the seller however, according to the land use law of Taiwan, our Taiwan based subsidiary, Aerkomm Taiwan, needed to first, obtain a telecommunications license in Taiwan, which it has obtained, then second, submit a usage plan to the local land office and to obtain the necessary operational/development license or authorization for the intended usage before Aerkomm Taiwan can obtain an official certificate of title. Aerkomm Taiwan is currently preparing the plan of usage and has worked with various regulatory authorities to obtain the necessary license and approval to meet the local land use law requirements.

We do not know at this time how long it will take to complete this process and receive the certificate of title to the parcel. Although we expected to complete the entire process and receive or certificate of title by sometime in 2024, the transaction was not completed. Once title to the Taiwan land parcel is transferred to Aerkomm Taiwan, we expect we may lease a portion of the land parcel, pursuant to the terms of an existing binding memorandum of understanding, to a Samoa based telecom company who intends to use the land for their own satellite ground station and to mortgage the land to be able to raise funds to build our first satellite ground station and data center.

If there is an extended delay in the transfer of the Taiwan land parcel title to Aerkomm Taiwan, our agreement with the Samoa telecom company may be terminated and we may not be able to raise the funds needed to build our ground station in a timely fashion. Either or both of these eventualities could have a negative impact on our business plans, prospects and future results of operations.

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

We have invested significant resources towards the roll-out of commercial aviation service offerings, which represent part of our growth strategy. We face the risk that the U.S. and international markets for in-flight broadband internet access services may decrease or develop more slowly or differently than we currently expect, or that our services, including our offerings, may not achieve widespread market acceptance. We may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.

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

Our success will depend in part upon our ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of our operations, on a timely and cost-effective basis we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. In addition, as we continue to grow, we must effectively integrate, develop and motivate new employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

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

Regulation by government agencies, such as the Federal Communications Commission (FCC) and other relevant regulatory bodies, may impact our satellite internet service and our CDN business for households, resulting in increased costs and the need to modify our services.

As a future provider of satellite internet service and CDN solutions for households, we will be subject to various regulations imposed by government agencies at the federal, state, and local levels. The FCC will play a significant role in regulating our future broadband internet services and ensuring compliance with applicable rules and requirements.

Compliance with FCC regulations, including licensing, spectrum usage, and service quality standards, is crucial to our operations. Failure to comply with FCC rules and guidelines may lead to penalties, fines, or restrictions that could adversely impact our ability to provide reliable and high-speed internet connectivity to households.

Furthermore, other regulatory bodies may have jurisdiction over aspects of our planned satellite internet service and our CDN business, such as data privacy and consumer protection. Compliance with these regulations, including privacy laws and fair business practices, is essential to maintaining customer trust and avoiding legal and reputational risks.

We face the risk of potential cybersecurity breaches and data privacy concerns that could harm our reputation, disrupt our services, and result in legal and financial liabilities.

As a potential future provider of CDN services for households, we will handle a significant amount of data, including user information, content delivery, and advertising data. The increasing prevalence of cyber threats and data breaches poses a substantial risk to our business operations and customer trust.

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

To address these risks, we invest in cybersecurity technologies, conduct regular security assessments, and train our employees on best practices. However, the evolving nature of cyber threats and the sophistication of attackers require ongoing vigilance and investment in cybersecurity measures.

It is essential for us to maintain the trust of our customers by safeguarding their data and addressing potential cybersecurity threats effectively. Failure to adequately protect against cyber threats and address data privacy concerns could adversely affect our reputation, customer relationships, and financial performance.

We may not be in compliance with all government regulations, which could harm our results of operations.

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

If government regulation of the Internet changes, we may need to change the way we conduct our business to a manner that incurs greater operating expenses, which could harm our results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change.  For example, our mobile wireless broadband Internet access services were previously classified as information services, and not as telecommunications services. Therefore, these services were not subject to FCC common carrier regulation. However, effective June 12, 2015, the FCC reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services pursuant to the Open Internet Order. The Open Internet Order also adopted broad net neutrality rules.

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

Further Risks Related to Government Regulation.

Our international operations complicate our business and require us to comply with multiple regulatory environments. Historically, sales to customers outside the United States have accounted for all of our net sales. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets. We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.

Our international operations subject us to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations.

In addition, many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of VoIP services using such equipment and the reception of certain video programming services. These laws and regulations are continually changing, making compliance complex.

We incur significant costs identifying and maintaining compliance with applicable licensing and regulatory requirements. Our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability.

Further, many of our commercial suppliers of satellite transmission capacity impose contractual obligations on us that permit them to suspend or terminate their provision of satellite services to support our network if we fail to maintain compliance with these laws and regulations.

The loss of access to satellite capacity would materially and adversely affect our satellite communications service offerings. We are subject to FCC rules and regulations, and any non-compliance could subject us to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. The satellite communications industry in the United States is regulated by the Federal Communications Commission (FCC), and we are subject to FCC regulations relating to privacy, contributions to the Universal Service Fund, or USF, and other requirements. If we do not comply with FCC regulations, we could face enforcement actions, substantial fines, penalties, loss of licenses and possibly restrictions on our ability to operate or offer services. Any enforcement action by the FCC, which may be a public process, could hurt our reputation, impair our ability to sell our services to customers and harm our business and results of operations.

Privacy concerns and domestic or foreign laws and regulations may reduce demand for our services, increase our costs and harm our business. Our company and our customers can use our services to collect, use and store personal, confidential and sensitive information regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments have adopted and are proposing more stringent laws and regulations regarding the collection, use, storage and transfer of information, such as the European Union’s General Data Protection Regulation (“GDPR”).

The costs of compliance with, and other burdens imposed by, such laws and regulations may limit the use and adoption of our services and reduce overall demand. Noncompliance with these laws and regulations could lead to significant remediation expenses, fines, penalties or other liabilities, such as orders or consent decrees that require modifications to our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief. For example, the GDPR imposes a strict data protection compliance regime with penalties of up to the greater of 2%-4% of worldwide revenue or €11-22 million.

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, which could reduce demand for our services, increase our costs and force us to change our business practices. These laws and regulations are still evolving, are likely to be in flux and may be subject to uncertain interpretation for the foreseeable future. Our business also could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country or inconsistent with our current policies and practices or those of our customers. Risks related to owning our common stock The market price of our common stock may be volatile.

Our stock price has historically been volatile. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

Risks Related to the Regulation of Our Business We May Be Unable to Obtain or Maintain Required Authorizations or Contractual Arrangements.

Various types of U.S. domestic and international authorizations and contractual arrangements are required in connection with the products and services that we provide. See “Regulatory Environment.” Compliance with certain laws, regulations, conditions and other requirements, including the payment of fees, may be required to maintain the rights provided by such authorizations, including the rights to operate satellite earth stations in certain radio frequencies. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition and results of operations.

We, or our group companies, currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, facilities that interconnect with the internet backbone, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. Such authorizations are conditioned upon meeting certain milestone conditions and/or due diligence requirements, which if not met or extended could result in loss of the authorization. While we anticipate that these authorizations will be extended or renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such satellites or our provision of products and services that rely upon such satellites.

Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition and results of operations. The satellites of our partners that we connect to in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the regulations and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. The use of spacecraft by our partners in our business is subject to various conditions in the underlying authorizations held by us and third parties, as well as the requirements of the laws and regulations of those jurisdictions.

Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition and results of operations.

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance.

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the ability to operate satellites at specific orbital locations in space, the licensing of earth stations and other radio transmitters, the provision of communications services, privacy and data security, and the design, manufacture and marketing of communications systems and networking infrastructure. The space stations and ground network we use to provide our broadband services operate using some spectrum that is regulated for use on a primary basis for certain types of the satellite services we provide, some spectrum that is regulated for use on a shared basis with terrestrial wireless services, and some spectrum that is regulated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis.

Moreover, spectrum availability varies from country to country, and even within countries, within our service areas. Laws and regulations affecting our business are subject to change in response to industry developments, new technology, and political considerations, among other things. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. For example, cybersecurity and data privacy security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm and expose us to substantial fines or other penalties.

Changes in laws or regulations, including changes in the way spectrum is regulated and/or in regulations governing our products and services, changes in the way spectrum is made available to us, or is allowed to be used by others, or competing uses of spectrum or orbital locations, could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products and services less competitive. Some regulators are considering new or additional terrestrial services in the spectrum in which we operate, which may not be compatible with the way we use, or plan to use, that same spectrum.

In certain instances, such changes could have a material adverse effect on our business, financial condition and results of operations. Among other things, changes to laws and regulations could materially harm our business by (1) affecting our ability to obtain or retain required governmental authorizations, (2) restricting our ability to provide certain products or services, (3) restricting development efforts by us and our customers, (4) making our current products and services less attractive or obsolete, (5) increasing our operational costs, or (6) making it easier or less expensive for our competitors to compete with us. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions. Any such matters could materially harm our business and impair the value of our common stock.

Our International Sales and Operations Are Subject to Applicable Laws Relating to Trade, Sanctions, Export Controls and Foreign Corrupt Practices, the Violation of Which Could Have a Material Adverse Impact on our Business.

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. export and control laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (ITAR), the Export Control Reform Act of 2018 (ECRA) and the Export Administration Regulations (EAR). The export of certain satellite communications hardware, antenna control hardware, software services and technical data relating to communicating with satellites and communicating with manned and unmanned defense platforms is regulated by the U.S. Department of State under ITAR.

Certain satellite communications technologies and other items are controlled for export by the U.S. Department of Commerce under the EAR. Adverse changes in U.S. and Foreign export control laws that restrict our ability to conduct joint research activities with, or receive technical information from, US based defense contractor companies, will have a material adverse effect on our ability to conduct our business as currently contemplated.

In addition, we must comply with trade and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). We cannot provide certain products and services to certain countries or persons subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act and the UK Bribery Act, which generally bar bribes to foreign governments or officials.

Although we have in place policies for our respective employees, directors and officers, and we have clauses in our contracts with our distribution partners, resellers and other intermediaries, we cannot be certain that any such activities are not undertaken, and cannot guarantee that our policies and contracts will prevent situations occurring, including actions by distribution partners, resellers and other intermediaries, for which we may be held responsible. Non-compliance with any applicable trade control, sanctions, export control or anti-corruption laws or other legal requirements may result in criminal and/or civil penalties, disgorgement and/or other sanctions and remedial measures, and may result in unexpected legal or compliance costs.

Violations of any of these laws or regulations could also result in more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our business, and could materially adversely affect our business, financial condition and results of operations. Moreover, any investigation of alleged violations of any such laws could have a material adverse impact on our reputation, business, financial condition and results of operations.

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

In addition, we expect that our customers in the future will use credit cards to purchase our products and services. Problems with our or our vendors billing software could adversely affect our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, acts of war, rogue employees, power loss, telecommunications failures and cybersecurity risks. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Additionally, outside parties may attempt to induce employees or users to disclose sensitive or confidential information in order to gain access to data. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personal information of our customers, business partners and employees), cause interruption in our operations, corrupt our data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our financial condition and results of operations.

We could also suffer other negative consequences, including significant remediation costs, significant increased cybersecurity protection costs, loss of material revenues resulting from attacks on our satellites or technology, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

One customer accounted for 100% of our total revenues in fiscal year 2023.

The failure of this customer, or our inability to secure additional orders for any reason, including any downturn in their business or financial condition or our inability to renew this contract with this customer or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages, and We May Experience Losses from Fixed-Price Contracts.

We may be party to government and commercial contracts involving the development of new products. We derived 100% of our total revenues for fiscal year 2023 from one such development contract. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our current and future customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

A substantial majority of revenues in our peer’s government systems and commercial networks segments are derived from contracts with fixed prices. These types of contracts carry the risk of potential cost overruns because we could assume all of the cost burden. We could assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it would significantly reduce our net profit or cause a loss on the contract.

In the past, our peers have experienced significant cost overruns and losses on fixed-price contracts. Because these kinds of contracts typically involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or a sustained period of increased inflation, problems with suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to our peers over time (which, especially in the case of sharp increases in or significant sustained inflation, could happen quickly and have long-lasting impacts).

Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. Although we will attempt to accurately estimate costs for any fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products and the Components Contained therein Exposes Us to Various Risks.

We expect our internal manufacturing capacity to be limited to supporting new product development activities, building customized products that need to be manufactured in strict accordance with a customer’s specifications or delivery schedules, and building proprietary, highly sensitive AERKOMM-designed products and components for use in our proprietary technology platform. Therefore, our internal manufacturing capacity has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers to produce the majority of our products. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Significant events such as an outbreak of a pandemic such as the COVID-19 pandemic and its lingering effects, natural disasters or extreme weather events (including as a result of climate change), acts of terrorism or civil unrest, cyberattacks, labor market instability or global shortages of components or materials may cause temporary or long-term disruptions in our supply chain and distribution systems and/or delays in the delivery of inventory.

If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or to substitute alternative technology, or to manufacture our finished products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

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

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace.

We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Executive Director of the Board (Jeff Hsu), our Chief Executive Officer (Louis Giordimaina), our Chief Operating Officer (Georges Caldironi) and our Chief Technology Officer (Jeffrey Wun), and those highly skilled design, process and test engineers involved in the development of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs to attract and retain such employees, or experience difficulties in performing under our contracts if our needs for such employees were unmet.

Because We Conduct Business Internationally, We Face Additional Risks, including Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations.

100% of our total revenues in fiscal year 2023 were derived from a single international sale, and we expect that a significantly percentage of our business and sales will continue to be conducted internationally. Conducting business internationally involves additional risks, including unexpected changes in laws, policies and regulatory requirements (including regulations related to import-export control); increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; availability of suitable export financing; timing and availability of export licenses; imposition of taxes, tariffs, embargoes, sanctions and other trade barriers; political and economic instability, wars, insurrections and other conflicts, such as the ongoing conflict involving Ukraine; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates (including their effect on sales denominated in foreign currencies), foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad, including existing and future privacy and cyber-related laws; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. In addition, some of our component purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws and we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our business internationally, or we may not be able to achieve the revenues that we expect. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock. Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of many countries and have material tax-related contingent liabilities that are difficult to predict or quantify. We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. There can be no assurance that our current tax provisions will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, financial condition and results of operations.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified a material weakness. The material weakness was associated with our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements and our need to rely heavily on the use of external legal and accounting professionals to mitigate these deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Currency risks essentially arise from the fact that sales to customers and purchasing are affected in one currency while fixed costs are incurred in other currencies. If necessary, we will engage in hedging transactions to counteract direct currency risks. However, we cannot always guarantee that all currency risks will have been hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. We therefore cannot fully preclude negative foreign currency effects in the future – some of which might be substantial – due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments.

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

One of our CDN services is intended to be the pre-loaded OTT (over-the-top) service, which requires negotiating alliances with multiple OTT players. Several risk factors may impact subscriber and revenue growth and projections:

●	Securing contracts with influential OTT players is crucial for attracting subscribers. Failure to establish contracts with them would hinder business growth.

●	Maintaining the long-term strong bonds and relationships with OTT players poses a potential risk.

●	The varying attractiveness of OTT players across countries complicates negotiations and weakens Aerkomm’s bargaining power, hindering the benefits of economies of scale.

●	There is a risk of breakdown in agreements with signed OTT players, leading to potential requests for increased profit sharing or minimum guarantees as our subscriber base grows. Such risks would potentially damage our business margin gain.

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

Risks Related to Our Indebtedness.

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of December 31, 2023, the aggregate principal amount of our total outstanding indebtedness was approximately $33 million, which was comprised of approximately $10 million in principal amount of our Convertible Bond (as defined below) and approximately $23 million in principal amount of our Convertible Note (as defined below). As of December 31, 2023, we had undrawn availability of $7 million under our Convertible Note. Our high level of indebtedness could have important consequences. For example, it could:

●	make it more difficult for us to satisfy our debt obligations;

●	increase our vulnerability to general adverse economic and industry conditions;

●	impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, product development, satellite construction, acquisitions or general corporate or other purposes, or to refinance existing debt on commercially reasonable terms (or at all);

●	require us to dedicate a material portion of our cash flows to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, product development, satellite construction, acquisitions and other general corporate purposes;

●	expose us to variable interest rate risk with respect to borrowings under our Term Loan Facility and Revolving Credit Facility;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	place us at a disadvantage compared to our competitors that have less indebtedness; and

●	limit our ability to adjust to changing market conditions.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. We may also incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures or Refinance Our Indebtedness, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to economic, financial, business, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Moreover, there can be no assurance that we will be able to refinance our debt obligations on commercially reasonable terms, or at all.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Convertible Bond and the holders of the Convertible Note and our Bonds (as defined below) could declare all outstanding principal and interest to be due and payable, and could foreclose against the assets securing the borrowings under our Bonds and Notes, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

Risks Relating to our Industries.

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

Satellite Failures or Degradations in Satellite Performance for our Partners Could Affect Our Business, Financial Condition and Results of Operations

While we do not own and operate our own satellites, because we are a value-added reseller of bandwidth on our partners’ satellites, it is critical to note the general risks related to satellites, which are faced by our partners. Satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur as a result of various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment.

Our partners’ satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Any single anomaly or other operational failure or degradation on the satellites we use could have a material adverse effect on our business, financial condition and results of operations. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity, which may not be available on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies may cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss, and could lead to claims from third parties for damages. Finally, anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. Although our partners’ satellites typically have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, coverage or operational capabilities of the satellite.

Our Partners’ Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from integrating and reselling our partners’ satellite services depends on the continued operation of the satellites they own and operate or use. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

Our Partners’ New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. The technologies in our partners’ satellite designs are also very complex, and there can be no assurance that the technologies will work as our partners expect or that our partners will realize any or all of their anticipated benefits. The identification of construction-related issues in our partners satellites is not uncommon. For example, our partner Viasat’s ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities. Our satellite partners have also experienced delays in satellite construction and launch, such as the delay experienced, also by Viasat, in launching their ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch), construction delays in ViaSat’s ViaSat-3 satellites caused by the COVID-19 pandemic and delays in the launch of the ViaSat-3 Americas satellite due to high priority launch missions and adverse weather conditions at the launch site. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched.

In addition, delays in construction or launch could impact our partners’ ability to meet milestone conditions in their satellite authorizations and/or to maintain the rights they may enjoy under various ITU or FCC filings, which in turn could impact our own business, to the extent that we are reliant on certain satellites being in operation to deliver and resell services to our customers. A launch failure may result in significant delays because of the need both to construct a replacement satellite and to obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be close to 0% but could at any time be higher. Launch vehicles may also underperform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to its operator. The failure to implement a satellite deployment plan on schedule could have a material adverse effect on our partners’—and by extension our own—business, financial condition and results of operations.

Our Partners’ Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

Our partners may not be able to obtain or renew pre-launch, launch or in-orbit insurance for their satellites on reasonable economic terms or at all. A failure by our partners to obtain or renew their satellite insurance may also result in a default under their debt instruments. In addition, the occurrence of anomalies on other satellites, or failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle our partners intend to use, may materially adversely affect our partners’ ability to insure their satellites at commercially reasonable premiums or terms, if at all. The policies covering our partners insured satellites will not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a satellite failure or significant degradation. Moreover, such policies do not cover lost profits, business interruptions, fixed operating expenses, loss of business or similar losses, including contractual payments that our partners may be required to make under their agreements with their customers, including ourselves, for interruptions or degradations in service. Our partners’ insurance typically contains customary exclusions, material change and other conditions that could limit recovery under those policies, and may contain exclusions for past satellite anomalies. Further, any insurance proceeds may not be received on a timely basis in order to launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits. To the extent that these risks weaken our satellite partners and negatively impact their business and financial position, our own business and financial position may similarly be impacted by extension.

Our future airline industry business may be affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our planned commercial aviation connectivity business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, another pandemic, reductions in capacity by airlines, the number of passengers available to use our service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, terrorist attacks or threats and pandemics could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of our service or file for bankruptcy. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our planned CDN business will be subject to certain industry-specific risks that may affect our operations and financial performance.

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

Our Defense Business Requires Compliance with Myriad Regulations and Introduces Requirements on our Operations

For certain potential classified programs which we aim to support in the future, we may need special security clearances to work on and advance certain of our potential programs and potential contracts with U.S. and foreign governments.

Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations, as well as customer security requirements, that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.

In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, or their foreign government counterparts abroad, including (i) the Federal Aviation Administration, which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our potential customers manned and unmanned platforms depend in the United States and (iii) the Directorate of Defense Trade Controls (DDTC) at the U.S. Department of State that administers the International Traffic in Arms Regulations, which regulate manufacturing, exporting or temporarily importing defense articles, or furnishing defense services.

In addition, the export, reexport and transfer of certain of our potential products and technology may require the issuance of a license by the Bureau of Industry and Security (BIS) at the U.S. Department of Commerce under the Export Control Reform Act, and its implementing regulations, the Export Administration Regulations (EAR). Some of our potential products may require the issuance of a license by DDTC, which licenses can be more difficult to obtain than BIS licenses. As our research and development and customer base continue to evolve, the requirements on our business and on our employees to comply with these regulations may increase.

Our Technologies may Be Subject to Export Control Regulations, which May Limit or Restrict the Universe of Potential Investors and Acquirers of our Common Stock, which May Impact the Performance of our Share Price.

The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. For instance, export control laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring.

In addition, there are special requirements for foreign parties who wish to buy or acquire certain rights with respect to companies that undertake activities that present potential national security concerns, including those related to controlled technology and/or U.S. government contracts. There may need to be a review of foreign investment by the Committee on Foreign Investment in the United States (CFIUS) under the Defense Production Act and the Foreign Investment Risk Review Modernization Act, which could result in mitigation measures imposed on the company or prohibitions against certain investments in the company by foreign parties.

Finally, the government may require a prospective foreign owner to agree to certain limitations on its ownership, control and/or influence over the company, including by establishing intermediaries to manage and control that part of the company that does classified work. These limitations may make such an acquisition less appealing to such potential acquirers.

Risks Relating to our Technology

Our Success Depends on the Investment in and Development of New Broadband Technologies and Advanced Communications and Secure Networking Systems, Products and Services, as well as their Market Acceptance

Broadband, advanced communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging broadband, advanced communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on numerous factors, including our ability to: continue to develop market-leading satellite technologies (including high-capacity universal terminals and associated ground networks); continue to increase universal terminal performance, bandwidth cost-efficiencies and service quality; develop and introduce competitive products, services and technologies with innovative features that differentiate our offerings from those of our competitors; successfully integrate our complex technologies and system architectures with those of our partners; and implement design, manufacturing and assembly innovations and cost reduction efforts. We cannot assure you that our new technology, product or service offerings will be successful or that any of our offerings will achieve market acceptance.

Many of these risks are amplified in new and emerging markets where we do not currently operate or have limited operations, but which present opportunities for international expansion, alongside our satellite partners. The time from conception through product launch for a new universal terminal design may be two years or longer, thereby delaying our ability to realize the benefits of our investments in new universal terminal designs and technologies. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, which could increase costs and divert our attention and resources from other projects.

We cannot be sure that our efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. In addition, defects may be found in our products after we begin deliveries that could degrade service quality, or result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

In addition, we believe that significant investments by our partners into next-generation broadband satellites and associated infrastructure will continue to be required as demand for broadband services and satellite systems with higher capacity and higher speed continues to grow. The development of these capital-intensive next-generation systems may require our partners to undertake debt financing and/or the issuance of additional equity, which could expose our partners to increased risks, which could be passed along to our customers as price increases, which could impair our margins and therefore could impair the value of our common stock. In addition, if we are unable to effectively or profitably design, manufacture, integrate and market such next-generation technologies, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products May Have Defects that We Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks, which one day may include over a million users. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed.

If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high-volume nature of the satellite broadband business, defects of products used in this business in the future could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers.

Our future customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

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

We design our proprietary phased array antenna and ICs and currently source from third parties key portions of the manufacturing process of our hardware, including the IC foundry, glass-based antenna fabrication, mobile backhaul system assembly and key aspects of our connectivity services, including all of our current satellite transponder services from SES.  If we experience a disruption in the delivery of products and services from either of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that we will avoid similar issues in the future.

We will rely on third-party service providers for critical components and services essential to our planned CDN business. Currently, we depend on these providers for key hardware components and connectivity services.  Any disruption in their product delivery or service provision could impact our ability to deliver our own products and services to customers. Past experiences with component delivery issues highlight the potential for similar challenges in the future. Moreover, if we were to lose exclusive access to a hardware provider, our competitive advantage in satellite-based connectivity could be compromised, posing a material risk to our business and operations.

Cybersecurity breaches could disrupt our operations, expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results.

We are highly dependent on information technology networks and systems, including the Internet and third-party systems, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks and those of third parties. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and increasingly sophisticated hacking organizations are targeting business systems. As a result, the computer systems, software and networks that we use are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses, ransomware or other malicious code, and other events that could have a material security impact.

The protective measures on which we rely may be inadequate to prevent or detect all material cybersecurity breaches or determine the extent of any material breach, and there can be no assurance that material undetected breaches have not already occurred. If any material cybersecurity event were to occur, it could disrupt our operations, distract our management, cause us to lose existing customers and fail to attract new customers, as well as subject us to regulatory actions, litigation, fines, damage to our reputation or competitive position, or orders or decrees requiring us to modify our business practices, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

Risks Relating to Intellectual Property

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

There can be no assurance that our efforts to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property in the future will not be challenged, invalidated, misappropriated or infringed by others. Additionally, the intellectual property laws and enforcement practices of other countries in which our service is or may in the future be offered may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our brand image may be harmed, and our business and results of operations may suffer.

Disclosure of trade secrets could cause harm to our business.

We attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

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

Our Ability to Protect Our Proprietary Technology Is Limited

Our success will depend, in part, on our ability to protect our proprietary rights to the technologies we use in our products and services. In the future, we will rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts, unauthorized parties may attempt to copy or obtain and use our proprietary information. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. Misappropriation by competitors may not be readily detectable.

From time to time, we may undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products.

Our Involvement in Litigation Relating to Intellectual Property Claims May Have a Material Adverse Effect on Our Business

In the future, we may be party to intellectual property infringement, invalidity, right to use or ownership claims by third parties, or claims for indemnification from customers and business partners resulting from infringement claims. Regardless of the merit of these claims, intellectual property litigation can be time consuming and costly and may result in the diversion of the attention of technical and management personnel. An adverse result in any litigation could have a material adverse effect on our business, financial condition and results of operations.

Asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. If our products are found to infringe or violate the intellectual property rights of third parties, we may be forced to (1) seek licenses or royalty arrangements from such third parties, (2) stop selling, incorporating or using products that included the challenged intellectual property, or (3) incur substantial costs to redesign those products that use the technology. We cannot assure you that we would be able to obtain any such licenses or royalty arrangements on reasonable terms or at all or to develop redesigned products or, if these redesigned products were developed, they would perform as required or be accepted in the applicable markets.

Our use of open-source software could limit our ability to commercialize our technology.

Open-source software is widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open-source licenses require as a condition of use that proprietary software that is combined with licensed open-source software and distributed must be released to the public in source code form and under the terms of the open-source license. Accordingly, depending on the manner in which such licenses were interpreted and applied to software code that combines proprietary ad open source software and source code, we could face restrictions on our ability to commercialize certain of our products and we could be required to (i) release the source code of certain of our proprietary software to the public, including competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

The laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation.

Any misappropriation of our technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive. The proceedings could distract the attention of management, and we may not prevail. Claims by others that we infringe their intellectual property rights could harm our business and financial condition. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products and services do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

Risks Relating to Ownership of our Common Stock

Our common stock is quoted on the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Pink Market. The OTC Pink Market is a significantly more limited market than the New York Stock Exchange or the Nasdaq Stock Market. The quotation of our shares on the OTC Pink Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

We are entitled under our articles of incorporation to issue up to 90,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of the date of this annual report, we have issued and outstanding 17,962,613 shares of common stock, no shares of preferred stock, and we have 6,083,929 shares of common stock reserved for issuance under our 2017 and 2023 Equity Incentive Plans, of which 289,397 shares remain available for issuance. As of December 31, 2023, we had no shares of preferred stock issued and outstanding. Accordingly, at the date of this annual report, we could issue up to 66,242,855 additional shares of common stock (including shares reserved under our 2017 Equity Incentive Plan) and 50,000,000 shares of “blank check” preferred stock.

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

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition

We are not currently party to any lawsuits or claims, but it is possible that they may arise in the normal course of our business. Moreover, significant transactions like the MESHUB Transaction are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors breached their fiduciary duties to our stockholders by entering into the transaction. Litigation can be expensive, lengthy and disruptive to normal business operations, including through the possible diversion of company resources or distraction of key personnel. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenues, results of operations and financial condition may be adversely impacted by economic turmoil, war, political instability, declines in consumer and enterprise spending.

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including a potential global recession, slow economic activity, war and refugee crises in the Middle East and Europe, tight credit markets, inflation and deflation concerns, increased interest rates, low consumer confidence, limited capital spending, adverse business conditions, terrorist attacks, changes in government priorities, trade wars, anti-globalization movements, efforts to combat climate change, restrictions on commercial fishing, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. For example, the war in the Middle East has resulted in periodic disruptions to global shipping, which could intensify and result in significant delays in shipments of products or supplies, materially increased shipping costs and loss of revenues. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The U.S. may continue to alter its approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so.

We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs.

Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies.

Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations. A further deterioration of diplomatic and commercial relations between the U.S. and the People’s Republic of China may have an adverse effect on our ability to conduct our business as currently contemplated. Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations. We face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. For example, during 2022, the U.S. dollar strengthened against certain foreign currencies, which adversely affected revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries. Conversely, the U.S. dollar weakened against certain foreign currencies during 2023.

We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses. Certain of our products and services are sold internationally in U.S. dollars; if the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries would increase, which could adversely affect export sales. In addition, most of our financial obligations must be satisfied in U.S. dollars. Our exposure to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost effectively mitigate this exposure. Risks related to intellectual property and technological innovation Our research and development efforts may be unsuccessful. If we are unable to improve our existing solutions and develop new, innovative solutions, our sales and market share may decline.

The market for mobile connectivity solutions is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, we are facing competition from new LEO networks such as SpaceX’s Starlink, Amazon’s Project Kuiper and Eutelsat OneWeb. If we fail to make innovations in our existing products and services and reduce the costs of our products and services, our market share will likely decline. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that outperform our products or services, or are perceived as doing so, we may be unable to compete successfully in the markets affected by these changes. Research and development is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek.

The financial resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or that we cannot manufacture and sell profitably. Our business may suffer if we cannot protect our proprietary technology. Our ability to compete in the future depends in part on our patents, copyrights, source code, and other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents will eventually expire and could be challenged, invalidated or circumvented.

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

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our future marketing and advertising expenditures. We plan to use a diverse mix of television, print, trade show, and online marketing and advertising programs to promote our business. Increases in the pricing of one or more of our marketing and advertising channels could increase our expenses or cause us to choose less expensive, but potentially less effective, marketing and advertising channels. In addition, to the extent we implement new marketing and advertising strategies, we may in the future have significantly higher expenses. We may in the future incur, marketing and advertising expenses in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms, our marketing and advertising expenses could increase substantially, our customer levels could be affected adversely, and our business, financial condition and results of operations may suffer.

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

We May Not Be Able to Utilize All of Our Deferred Tax Assets

We believe that we are likely to have sufficient taxable income in the future to fully realize our net deferred tax assets (consisting primarily of net operating loss and tax credit carryforwards, reserves and accruals that are not currently deductible for tax purposes). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them.

If it became more likely than not that deferred tax assets would expire unused, we would have to increase our valuation allowance against deferred tax assets to reflect this fact, which could materially increase our income tax expense, and adversely affect our results of operations and tangible net worth in the period in which it is recorded. Moreover, our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income and reduce future cash tax liabilities would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general terms, an “ownership change” can occur whenever the ownership of a company by one or more “5% shareholders” changes by more than 50 percentage points within a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment.

Moreover, the number of shares of our common stock outstanding at any time for purposes of Section 382 of the Code may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that an ownership change occurs, our ability to utilize our net operating loss and tax credit carryforwards would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Provisions in Our Certificate of Incorporation and Bylaws, under Nevada Law and in Our Convertible Bonds May Discourage, Delay or Prevent a Change in Control or Prevent an Acquisition of Our Business at a Premium Price

Some of the provisions of our certificate of incorporation, our bylaws and Nevada law could discourage, delay or prevent an acquisition of our business, even if a change in control of Aerkomm would be beneficial to the interests of our stockholders and was made at a premium price. These provisions permit the board of directors to increase its own size and fill the resulting vacancies and to authorize the issuance of blank check preferred stock in one or more series. In addition, under the Indentures, if certain “change of control” events occur, each holder of Notes may require us to repurchase all of such holder’s Notes at a purchase price greater than 100% of the principal amount of such Notes. Additionally, our Credit Facilities provide for an event of default upon the occurrence of certain specified “change of control” events.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Aircom currently leases approximately 4,958 square feet of space at the Fremont, CA address, comprised of administrative offices, from Global Venture Development, LLC, which lease expires on May 31, 2026. We pay a monthly base rent of $7,438.

Aircom Japan leases approximately 78 square meters of space at our Japan office. The lease expires in June 2024 and the monthly lease payment is approximately $2,359. Aircom Japan also leases additional space at a cost of approximately $1,058 per month.

Aircom HK leases approximately 2,300 square feet of space at our Hong Kong office. The lease expires on June 27, 2024, and the monthly lease payment is $3,829. Aircom HK also leases warehouse from the same landlord at a cost of approximately $450 per month. This lease expires on June 1, 2024.

Aerkomm Malta previously leased approximately 150 square meters of space at our Malta office. The lease expired on December 31, 2020, and the monthly lease payment was €2,000. The lease was renewed on December 6, 2020, for a further period of one year and extended until the end of February 2022 under the same conditions. The lease terminated at the end of February 2022 and Aerkomm Malta gave up this office space at the end of the lease and is now looking to lease another property.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently involved in any legal proceedings. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business or otherwise. Litigation is subject to inherent uncertainties, and an adverse result in any dispute matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the OTCQB Venture Market on May 30, 2017 under the symbol “AKOM.” On July 31, 2017, our stock began trading on the OTCQX Market. On June 14, 2023, quotation of our common stock moved to the OTC Pink Market. To date, there has been limited trading for our common stock on the OTC Markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

Since July 23, 2019, our common stock has also been listed on the Professional Segment of the regulated market of Euronext Paris under the symbol “AKOM”.

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Invest Securities SA, dated September 9, 2019. The liquidity agreement complied with applicable laws and regulations in France. The liquidity agreement authorized Invest Securities SA to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. The balance of liquidity account is classified in other non-current financial assets in our statement of financial position. At April 15, 2024, 5,361 shares of our common stock were in the liquidity account. The liquidity agreement had a term of one year and was to be renewed automatically unless otherwise terminated by either party. In January 2022, Invest Securities SA terminated the agreement and we are determining whether to continue a similar program.

Approximate Number of Holders of Our Common Stock

As of April 16, 2024, there were approximately 42 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company’s financial condition as of December 31, 2023, and its results of operations for the years ended December 31, 2023 and 2022.

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

Overview

We are an innovative satellite communication technology company providing carrier-neutral and software-defined infrastructure to deliver mission-critical, multi-orbit satellite broadband connectivity for the public and private sectors where and when it is needed. We offer a range of next-generation technologies that bring high-throughput performance, interoperability and virtualization to provide high performance and resilient end-to-end broadband connectivity to our customers in collaboration with satellite or constellation partners and mobile network operators.

Because we do not operate, or intend to operate, our own satellites or constellations, our business model remains asset-light and far less capital intensive than most companies operating in the space industry. Instead, we are a value-added reseller of bandwidth where we provide value both to our customers and to our partners be unlocking or otherwise expanding new use-cases for satellite communications, which also means bringing new revenue streams to our satellite operator partners whose bandwidth we resell.

While we design and develop proprietary technologies, due to the complexity of the satellite communications industry, in order to deliver or to architect end-to-end solutions, we also strategically source and integrate partner technologies to create robust and reliable satellite networks that can be tailored to meet the demands of public and private sector clients. In order to enable resiliency and scalability, we aim to be at the forefront of implementing virtualization for satellite communications through our software-defined approach, which enhances flexibility, scalability, and efficiency, allowing for dynamic adaptation to evolving communication needs. By orchestrating a comprehensive system of technologies, we endeavor to revolutionize satellite communication alongside our industry partners, delivering unparalleled capabilities to empower industries and individuals worldwide.

Our key proprietary cutting-edge technology is a universal terminal that we develop, which provides carrier-neutral satellite broadband access. These terminals are designed to meet the diverse needs of users across various sectors, and connecting those users to the right satellite in the sky, independent of which orbit it is located in, ensuring seamless connectivity and unparalleled performance. Our universal terminals consist of both a multi-orbit flat panel antenna (FPA), or electronically steered array (ESA), as well as a carrier-neutral, software-defined modem. Our groundbreaking glass semiconductor ESA antenna technology enhances performance by more than 50% in terms of throughput per square inch, compared to other antenna designs and constructions. Our work on custom beamformer chips, or application specific integrated circuits (ASICs), and on custom radiofrequency (RF) chipsets aims to optimize power and performance, enabling seamless connectivity across multiple orbits. Within our modem, the software-defined radio (SDR) technology provides secure and agile signal transmission with military-grade security features. Our work on a custom high-speed analog-to-digital (ADC) chipset aims to unlock hybrid-orbit links and to enable advanced signal intelligence capabilities.

As of April 27, 2023, the Company has been awarded a regional satellite service spectrum usage permit. With this permit and our proprietary technology, we believe that we will be able to develop and expand our revenue stream from satellite services. This positions us as not only a hardware and system supplier, but also a value-added service and satellite service provider, and expands the markets in which we can participate.

As a satellite service provider in Taiwan, we will be authorized to provide satellite services in the Civilian Telecommunications market, such as for mobile backhaul, and Aerospace & Defense markets, such as for both aviation and maritime applications. We expect these capabilities also to enable us to secure network resiliency contracts.

Moving forward, the Company intends to pursue initiatives in the Aerospace & Defense and Civilian Telecommunications markets to establish a leading position as innovators at the forefront of the booming satellite communications industry. We are primed to capitalize on the opportunities presented by the rapidly evolving satellite communication landscape, driving innovation and delivering value to customers and stakeholders.

U.S. Budget Environment

With the largest defense budget in the world, U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our business prospects in the long term. While we do not yet have any contracts related to the U.S. Government’s defense spending at this time, to the extent that we can secure potential customers and contracts related to U.S. Government defense spending, the U.S. Government defense budget, spending and timeline funding thereof may affect our business prospects in the medium term, as well.

The President’s Fiscal Year (FY) 2024 budget request was submitted to Congress on March 9, 2023, initiating the FY 2024 defense authorization and appropriations legislative process. The request included $886 billion for National Defense, of which $842 billion is for the Department of Defense (DoD) base budget.

On June 3, 2023, the President signed H.R. 3746 “The Fiscal Responsibility Act” (FRA) into law. The legislation suspended the debt ceiling until January 1, 2025, and, among other provisions, capped national defense spending at $886 billion for FY 2024 (President’s Budget Request level) and $895 billion for FY 2025. Supplemental funding legislation is not subject to the budget caps. If a continuing resolution is enacted and still in effect and Congress does not pass all twelve defense and non-defense discretionary appropriations bills by April 30, 2024, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels.

The House and Senate continue the legislative process on the FY 2024 budget. On December 22, 2023, the President signed the FY 2024 National Defense Authorization Act (NDAA) into law. The NDAA authorizes funding at the FRA cap of $886 billion for National Defense.

On January 19, 2024, the President signed a continuing resolution that extends funding of four appropriations bills to March 1, 2024 and the remaining eight to March 8, 2024. This will provide Congress additional time to enact all twelve FY 2024 appropriations bills based on the overarching U.S. Government spending agreement reached by House and Senate leaders on January 7, 2024 which comports with the FRA cap of $886 billion for National Defense in FY 2024. Overall, congressional sentiment remains strong for supporting the National Defense Strategy and defense spending. However, the logistical and political challenges, especially in the U.S. House of Representatives, are complex and add funding risk.

Under the continuing resolution, funding at amounts consistent with appropriated levels for FY 2023 are available, subject to certain restrictions, but new contract and program starts are not authorized. We expect our technologies and solutions are relevant both to current programs, which may continue to be supported and funded under the continuing resolution, as well as to new programs, which are not yet authorized. Regardless, during periods covered by continuing resolutions, we may experience challenges in securing contracts with prime contractors to incorporate our products and services in their current programs, and those delays may adversely affect our ability to generate revenue from new contracts.

On October 20, 2023, the President submitted a $106 billion supplemental funding request to Congress for assistance to Ukraine, Israel and the IndoPacific; related U.S. restock of capacity transfers to Ukraine and Israel; and U.S. border security. Congress has not yet acted on this request, which is part of the broader debate on FY 2024 U.S. Government funding and border security policy. Supplemental and emergency funding are not subject to the FRA cap. If enacted, this would provide a partial relief valve for DoD funding limits under the FRA or other limiting scenarios such as a prolonged continuing resolution.

If Congress is not able to enact FY 2024 appropriations bills or extend the continuing resolution, the U.S. Government will enter a whole or partial shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of reduced opportunities to bid for and compete for, as the potential partners we would be working with may experience reduce orders, program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our potential partners’ results of operations. Further, if any one of the 12 appropriations bills is under a continuing resolution as of April 30, 2024, USG funding levels will reset to FY 2023 enacted levels minus 1% for the remainder of FY 2024 or until all 12 appropriations are enacted.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our potential partners’ programs.

While we do not yet generate revenue from programs funded by the U.S. Government, we aim to initiate and to continue discussions with our potential partners and our potential customers to participate in contracts and in programs funded, in whole or in part, by the U.S. Government. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these discussions, or that we will generate revenue from contracts or programs funded, in whole or in part, by the U.S. Government in the future.

Geopolitical and Economic Environment

We operate in a complex and evolving global security environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns resulting in increased interest for certain of our products and services as countries seek to improve their security posture. In addition, security assistance provided by the U.S. Government and its allies to Ukraine has created U.S. Government and allied demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our potential partners’ products, including for the ramp-up in production capacity for certain products. Although many of our potential partners received new orders in 2023 attributable to a response to the conflict and continue to expect to receive them over the next several years, given the long-cycle nature of our business and current industry capacity, the orders did not result in a significant increase in 2023 sales as we do not yet have binding contracts with these potential partners. We aim to continue to work with our potential partners and their supply chains to evaluate increases anticipated potential demand and enable us to position our products and services to deliver critical capabilities to our potential partners and to their customers in the U.S. Government.

Our business and financial performance is also affected by general economic conditions. Supply chain disruptions persist, and although we continue working to minimize the impact of supply chain challenges, many of these challenges are industry wide or caused by geopolitical events that are outside of our control. In addition, heightened levels of inflation and the potential worsening of macro-economic conditions present risks for our potential partners, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, may increase as a result of inflation, and may put pressure on achieving our expected margins in the future. If we continue to experience high rates of inflation, and we are unable to successfully mitigate the impact, our future profits, margins and cash flows, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our potential partners and their customers for our products and services potentially impacting future orders we aim to secure.

International Business

A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. Our international business is primarily conducted by direct commercial sales (DCS) to international customers, but in the future, we aim to engage it foreign military sales (FMS) contracted through the U.S. Government, as well. In 2023, approximately 100% of our sales were DCS. Additionally, in 2023, substantially all of our sales were in Aerospace & Defense business segment to one international customer. Civilian Telecommunications’ sales from international customers were not material in 2023.

In 2023, international customers accounted for approximately 100% of the sales in the Aerospace & Defense business segment as part of a development contract we have been engaged with since 2021 to develop a first-of-its-kind satellite communications architecture for unmanned aerial vehicles (UAVs) engaged in intelligence, surveillance, and reconnaissance (ISR) missions with our development partner and customer. By late 2023, our technology was tested and achieved positive results in operational environments. We anticipate starting to deliver on our first major contract for this same customer in 2024.

Commercial Aviation Business Environment and Trends

In 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel has mostly recovered and the wide-body market continues to be paced by the international travel recovery. The transition in the international commercial market from recovery to normal market conditions is progressing slowly as China international travel remains below 2019 levels. Our potential aircraft manufacturing partners are experiencing strong demand from their airline customers globally.

Airline financial performance, which influences demand for new capacity, has benefited from the resilient demand for travel. The International Air Transport Association (IATA) is estimating 2023 industry-wide profit of $23.3 billion, up from its forecast of $4.6 billion a year ago, primarily driven by North America, Europe and the Middle East. For 2024, IATA is forecasting $25.7 billion in profits for the industry globally. The overall outlook continues to stabilize as we face uncertainties in the environment in the near- to medium-term as airlines are facing persistently high and volatile cost of fuel and tight labor conditions. The global economy is expecting an easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.

The long-term outlook for the commercial aviation industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. The commercial aviation industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.

While we do not yet generate revenue from contracts in the commercial aviation industry, we aim to initiate and to continue discussions with our potential partners and our potential customers in the commercial aviation industry to provide our products and our services to such potential partners and potential customers under binding and definitive contracts. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these discussions, or that we will generate revenue from contracts in the commercial aviation industry in the future.

Civilian Telecommunications Business Environment and Trends

According to GSMA’s report “The Mobile Economy 2023”, mobile connectivity continues to be a lifeline for society, helping the most vulnerable people in areas affected by conflict and natural disasters to stay connected. It is also enabling advanced connectivity capabilities needed by verticals to innovate amid diverse political, social and macroeconomic headwinds.

By the end of 2022, over 5.4 billion people globally subscribed to a mobile service, including 4.4 billion people who also used the mobile internet. The mobile internet usage gap has narrowed markedly in the last five years – from 50% in 2017 to 41% in 2022 on average – but still remains significant and demands urgent attention from all stakeholders.

In 2022, mobile technologies and services generated 5% of global GDP, a contribution that amounted to $5.2 trillion of economic value added, and supported 28 million jobs across the wider mobile ecosystem. 5G will underpin future mobile innovation and services, building on ongoing deployments and adoption.

5G adoption was projected to reach 17% in 2023, rising to 54% (equivalent to 5.3 billion connections) by 2030. The technology will add almost $1 trillion to the global economy in 2030, with benefits spread across all industries.

While we do not yet generate revenue from contracts in the civilian telecommunications industry, we aim to initiate and to continue discussions with our potential partners and our potential customers in the civilian telecommunications industry to provide our products and our services to such potential partners and potential customers under binding and definitive contracts. We cannot give any assurances at this time, however, that we will be able to successfully complete any of these discussions, or that we will generate revenue from contracts in the civilian telecommunications industry in the future.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance will be driven by various factors that affect the Aerospace & Defense and Civilian Telecommunications segments including the magnitude of defense spending by the U.S. and its allies, trends in air travel affecting the commercial airline industry, and trends in the evolution of the digital infrastructure and technologies deployed by mobile network operators, which collectively constitute the customer bases that we target, as well as general macroeconomic factors. Key factors that may affect our future performance include:

●

our ability to enter into and maintain long-term business arrangements with potential partners that are defense contractors and other potential military and government customers, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	our ability to enter into and maintain long-term business arrangements with potential partners in the commercial aviation and airline industries and other potential aerospace customers, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●

our ability to enter into and maintain long-term business arrangements with potential partners in civilian telecommunications industries and other potential telecommunications customers, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●

our ability to enter into and maintain long-term business arrangements with potential partners in satellite communications industries, including satellite and constellation operators with satellites in various orbits such as LEO, MEO, GEO and HEO, which depends on numerous factors including the technical integration of our technology and services with their satellites and core networks;

●

our ability to secure and maintain the relevant licenses and regulatory approvals to operate as a distribution partner of satellite bandwidth from our current and potential satellite and constellation partners in our potential target countries and regions, which depends on numerous factors including the navigation of both national and international regulatory regimes and coordination with ministries of communications or their equivalent;

●

our ability to secure and maintain the relevant type approvals, as necessary, to install our universal terminals on airborne, maritime and land-based vehicles and platforms, such as the DO-160 certification for installation of our systems on aircraft, which depends on numerous factors including the navigation of both governmental and third-party regulatory regimes and coordination with key stakeholders;

●	the extent of the adoption of our products and services by potential Aerospace & Defense and Civilian Telecommunications partners and customers;

●	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

●	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	costs associated with managing a rapidly growing company;

●	the number of manned and unmanned defense platforms in service in our markets, including changes in fleet size by one or more of our potential military or government customers;

●	the geopolitical environment and other trends that affect defense spending;

●	continued demand for connectivity and proliferation of manned and unmanned defense platforms, including UAVs and drones;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●

the number of cell towers, base stations and antennas deployed by mobile network operators and digital infrastructure developers in our markets, including consolidation of the telecommunications industry or changes in network topology due to transitions from 4G to 5G and, eventually to 6G mobile networks by one or more of our potential civilian telecommunications partners;

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

Recent Developments

Merger with IX Acquisition Corp.

On March 29, 2024, we entered into a merger agreement the “Merger Agreement”) with IX Acquisition Corp. (“IXAQ”), a Cayman Islands exempted company (which will re-domicile from being a Cayman Islands company and become a Delaware corporation), and AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of IQAC (“Merger Sub”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the domestication to Delaware of IXAQ, Merger Sub will merge with and into the Company (the “Merger”), after which the Company will be the surviving corporation and a wholly-owned subsidiary of IXAQ. In connection with the Merger, IXAQ will be renamed “AKOM Inc.” The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger. The Merger is expected to close prior to October 12, 2024.

Additional information relating to the Merger along with the Merger Agreement can be found in our Current Report on Form 8-K filed with the SEC on April 4, 2024.

MOU with Ejectt, Inc.

On July 28, 2023, we and Ejectt, Inc. a publicly traded Taiwan company, signed a non-binding letter of intent (the “LOI”) with respect to a possible merger between Aerkomm and Ejectt. While discussions have continued regarding the possible merger, we cannot give any assurances at this time, however, that we will be able to successfully complete the possible merger.

Acquisition of Mixnet Technology Limited

On July 31, 2023, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Mesh Technology Taiwan Limited (“Mesh Tech”) and Mixnet Technology Limited (“Mixnet”). Mesh Tech is a Taiwan based company that creates distributed computing products to accelerate data transfer and distribution across different geographical locations through its hybrid CDN technology. Pursuant to the terms of the Share Purchase Agreement, the Company acquired, on September 28, 2023, all of the outstanding capital stock of Mesh Tech and Mixnet. The shares of Mesh Tech are held through Mixnet, a Seychelles organized company and a wholly owned subsidiary of the Company. As consideration for this acquisition the Company issued to the shareholders of Mesh Tech (the “Sellers”) 7,000,448 shares of its common stock (the “Consideration Shares”) valued at approximately $2.36 per share for an aggregate valuation of $16,500,000. The Company agreed to register the Consideration Shares for resale under a Form S-1 registration statement (the “Resale Registration Statement”) and the Sellers have given the Chief Executive Officer of the Company an irrevocable proxy to vote the Consideration Shares on behalf of the Sellers until the Consideration Shares are sold through the Resale Registration Statement. Mixnet’s name changed to Mesh Technology Limited as of September 7, 2023.

Other Events

On May 5, 2023, Mr. Jan-Yueng Lin resigned from his position as a member of our board of directors, effective as of that date. Also on May 5, 2023, the board of directors appointed Mr. Jeff T. C. Hsu to become a member of the board of directors effectively immediately, to fill the vacancy created by the resignation of Mr. Lin.

Results of Operations

The discussion below relates to our two fiscal years ended on December 31, 2023 and 2022.

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Change
	2023	2022	$	%
Sales	$731,090	$-	$731,090	100%
Cost of sales	1,810,876	-	1,810,876	100%
Operating expenses	20,390,738	10,425,183	9,965,555	95.6%
Loss from operations	(21,470,524)	(10,425,183)	(11,045,341)	105.9%
Net non-operating income (loss)	398,951	(1,450,572)	1,849,523	(127.5)%
Loss before income taxes	(21,071,573)	(11,875,755)	(9,195,818)	77.4%
Income tax expense	2,400	2,968	(568)	(19.1)%
Net Loss	(21,073,973)	(11,878,723)	(9,195,250)	77.4%
Other comprehensive income	39,391	1,522,184	(1,482,793)	(97.4)%
Total comprehensive loss	$(21,034,582)	$(10,356,539)	$(10,678,043)	103.1%

Revenue. Our sales were $731,090 for the year ended December 31, 2023, as compared to the $0 for the year ended December 31, 2022. Our total revenue of $731,090 for the year ended December 31, 2023 consisted of the sales of ground antenna and other equipment units of $457,976 to a related party and sales of network service fees of $117,419 to the related party, and service sales of $155,695 provided to others.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $1,810,876 and $0 for the years ended December 31, 2023 and 2022, respectively. The cost of sales for the year ended December 31, 2023 was $1,810,876 as we sold ground antenna and other equipment units to a related party in the amount of $461,827 and other products sold to a non-related party in the amount of $21,261 and previous inventory of $1,327,788 written off due to obsolete technology. The cost of sales for the year ended December 31, 2022 was $0 as we did not have product sales during this period.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $9,965,555 to $20,390,738 for the year ended December 31, 2023, from $10,425,183 for the year ended December 31, 2022. Such increase was mainly due to the increase in payroll and related expenses, accounting fees, impairment loss on goodwill, and R&D expenses in the amount of $3,315,810, $366,448, $4,560,619, $805,109, respectively, which was offset by the decrease in auditing expense, consulting fees, and other expense in the amount of $121,693, $158,287, and $276,473 respectively.

Net non-operating income (loss). We had $398,951 net non-operating income for year ended December 31, 2023 as compared to $1,450,572 in net non-operating loss for the year ended December 31, 2022. Net non-operating income for the year ended December 31, 2023, primarily consisted of other gain (loss), net of $875,305, bond issuance cost of $511,149, offset by unrealized investment gain of $1,758,264. Net non-operating loss for the year ended December 31, 2022, primarily consisted of foreign currency exchange loss of $1,587,157, bond issuance cost of $483,495, offset by other income of $740,315.

Loss before income taxes. Our loss before income tax is $21,071,573 for the year ended December 31, 2023 as compared to the loss of $11,875,755 for the year ended December 31, 2022, an increase of $9,195,818, or 77.4%, as a result of the factors described above.

Income tax expense. Income tax expense decreased by $568 to $2,400 for the year ended December 31, 2023, from an income tax expense of $2,968 for the year ended December 31, 2022. The income tax expenses were mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $10,678,043, or 103.1%, to $21,034,582 for the year ended December 31, 2023, from $10,356,539 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $4,202,797 and restricted cash of $3,225,905. We have financed our operations primarily through cash proceeds from financing activities, including from our 2023 Offering, the issuance of convertible notes in 2022.

The following table provides detailed information about our net cash flow:

Cash Flow

	Years Ended
	December 31,
	2023	2022
Net cash provided by (used) in operating activities	$522,721	$(11,094,249)
Net cash used in investing activities	(6,005,023)	(2,763,317)
Net cash provided by financing activities	3,670,735	19,006,704
Net increase (decrease) in cash and restricted cash	(2,537,908)	5,149,138
Cash and restricted cash at beginning of year	10,101,920	3,288,813
Foreign currency translation effect on cash and restricted cash	(135,310)	1,663,969
Cash and restricted cash at end of year	$7,428,702	$10,101,920

Operating Activities

Net cash provided by and used in operating activities was $ 522,721 for the year ended December 31, 2023, as compared to $11,094,249 for the year ended December 31, 2022. In addition to the net loss of $21,073,973, the increase in net cash provided by operating activities during the year ended December 31, 2023 was mainly due to increase in other receivable-related parties, and prepaid expense and decrease in deposits of $859,205, $2,461,210, $219,500, respectively, offset by the decrease in Inventory, increase in accrued expenses, prepaid from customer -related party and other payable – others (including accrued unpaid salaries) of $1,638,240, $3,446,193, $5,276,122, and $7,576,034, respectively. In addition to the net loss of $11,878,723, the increase in net cash used in operating activities during the year ended December 31, 2022 was mainly due to increase in other receivable-related parties, other receivable-others and prepaid expense and decrease in other payable – related party – of $303,954, $118,257, $3,336,327, $353,933, respectively, offset by the decrease in accounts receivable, increase in accounts payable, prepaid from customer -related party and other payable – others of $136,800, $397,387, $1,258,786, and $573,895, respectively.

$7,576,034 of Other Payables - Other is our accrual for unpaid salaries due to substantially all of our employees (including those of our wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of our employees in 2023. As of the date of this filing, approximately forty percent (40%) of such accrued unpaid salaries have been settled pursuant to the form of letter outlining this agreement is included in Exhibit 10.85. Employees signing such agreement agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,177,406 shares of common stock in return for waiving the right to receive an aggregate of $3054,734 unpaid salary. Over the course of the coming quarters, we will try to settle, in cash, the remaining $4,521,300 of the accrued unpaid salaries from previous periods. We cannot guarantee that our employees will continue to demonstrate their confidence in the Company and its future by opting to continue to accept deferral of all or some of their cash salaries in order to support the holistic management of the Company’s liquidity.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2023 was $6,005,023 as compared to $2,763,317 for the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2023 was mainly due to purchase of property and equipment of $1,738,705, purchase of intangible asset of $354,469, and prepayment for land of $4,237,427. The net cash used in investing activities for the year ended December 31, 2022 was mainly due to the purchase of short-term investment of $1,138,952, purchase of property and equipment of $1,306,610.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2023 and 2022 was $3,670,735 and $19,006,704, respectively. Net cash provided by financing activities for the year ended December 31, 2023 was mainly attributable to the net proceeds from proceeds from injection of subscribed capital of $5,004,000 offset by the repayment of short-term loan of $1,310,600. Net cash provided by financing activities for the year ended December 31, 2022 was mainly attributable to proceeds from long-term notes of $18,849,200.

On May 9, 2019, two of our current shareholders, whom we refer to as the Lenders, each committed to provide us with a $10 million bridge loan, or together, the Loans, for an aggregate principal amount of $20 million, to bridge our cash flow needs prior to our obtaining a mortgage loan to be secured by the Taiwan land parcel purchased through our subsidiary, Aerkomm Taiwan. The Taiwan land parcel consists of approximately 6.36 acres of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan. Aerkomm Taiwan contracted to purchase the Taiwan land parcel for NT$1,056,297,507, or US$34,474,462, and as of July 3, 2019 we completed payment of the purchase price for the Taiwan land parcel in full. We are now waiting for title to the Taiwan land parcel to be transferred to Aerkomm Taiwan. Aerkomm Taiwan has completed the satellite ground station licensing process. Aerkomm Taiwan now has to submit a usage plan to the local land office to obtain the necessary operational/development license or authorization for the intended usage before it can obtain an official certificate of title. The Loans will be secured by the Taiwan land parcel with the initial closing date of the Loans to be a date, designated by us, within 30 days following the date that the title for the Taiwan land parcel is fully transferred to and vested in our subsidiary, Aerkomm Taiwan. The Loans will bear interest, non-compounding, at the Bank of America Prime Rate plus 1%, annually, calculated on the actual number of days the Loans are outstanding and based on a 365-day year and will be due and payable upon the earlier of (1) the date of our obtaining a mortgage loan secured by the Taiwan land parcel with a principal amount of not less than $20 million and (2) one year following the initial closing date of the Loans. The Lenders also initially agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Taiwan land parcel is transferred to our subsidiary, Aerkomm Taiwan, provided that we provide adequate evidence to the Lenders that the proceeds of such an earlier closing would be applied to pay our vendors. We, of course, cannot provide any assurances that we will be able to obtain a mortgage on the Taiwan land parcel once the acquisition is completed. On April 25, 2022, the Lenders amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%. As of December 31, 2023, we did not have any loan under the Loans from either of the Lenders.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to us a request for redemption of the Bonds in full. As of January 16, 2024, the Company has repaid $7,330,000 out of a total of $10,398,385 of principal and interest due on the Bonds. We expect to repay the remaining balance of the amount of $3,068,385 owed on the bonds within the next few months.

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

On December 7, 2022, we entered into an investment conversion and bond purchase agreement (the “Agreement”) with World Praise Limited, a Samoa registered company (“WPL”). Pursuant to the terms of this agreement, (i) a subscription for the common stock of the Company in the amount of $3,175,200 which was entered into between WPL and the Company on June 28, 2022 and funded (the “June Subscription”), (ii) a subscription for the common stock of the Company in the amount of $5,674,000 which was entered into between WPL and the Company on September 15, 2022 and funded (the “September Subscription”), and (iii) a subscription for the capital stock of MEPA Labs, Inc. (“MEPA”), a wholly owned subsidiary of the Company, in the amount of $4,324,000, which was entered into between MEPA and the Company on June 28, 2022 and funded (the “MEPA Subscription,” and together with the June Subscription and the September Subscription, the “WPL Subscriptions”), the WPL Subscriptions in the aggregate totaling $13,173,200, were converted into loans to the Company evidenced by that certain convertible bond of the Company in favor of WPL and dated December 7, 2022 (the “Convertible Bond”).

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

On December 29, 2022, we sold a majority interest in our then wholly owned subsidiary, Aerkomm Taiwan, for NT$255,000,000 (approximately US $8,300,000) to dMobile System Co., Ltd., a Taiwanese based company owned by Sheng-Chun Chang, a current owner of more than 10% of our voting equity. The purpose of this transaction was to enable Aerkomm Taiwan to become a qualified company under Taiwanese law and to apply for a telecommunications license in Taiwan. Under Taiwanese law, a telecommunications license can only be granted to a company that is majority owned by Taiwanese residents. Aerkomm Taiwan owns the rights to the approximately 6.36-acre parcel of undeveloped land located at the Taishui Grottoes in the Xinyi District of Keelung City, Taiwan that was acquired to house the location of our planned first satellite ground station. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about this sale transaction.

Between December 2023 and April 2024, we conducted a private placement under Regulation S of the Securities Act in which we raised $8,898,000 through the sale of 1,483,000 shares of our common stock to certain investors.

The Company has not generated significant revenues, excluding non-recurring revenues in 2023 and 2022, and will incur additional expenses as a result of being a public reporting company and closing the Merger. Currently, we have taken measures that management believes will improve our financial position by financing activities, including short-term borrowings and other private loan commitments, including the Loans from our investors, discussed above. With our current available cash, the $20 million in loan commitments from the Lenders, the $35 million in PIPE Investment commitments already signed concurrently to entering into our Merger Agreement with IXAQ, and our expectations for our ability to raise funds in the near term, including in connection with our fund-raising requirements under the Merger Agreement, we believe our working capital, which we expect will be supplemented by our additional Merger related fund raising, should be adequate to sustain our operations for the next twelve months.

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

Capital Expenditures

Our operations continue to require modest capital expenditures primarily for technology development, product development and equipment. Due to the fabless semiconductor design aspect of our business, capital expenditures may be associated with tape-outs of our designs with our current and prospective semiconductor foundry partners. Due to the software-defined aspect of our business, capital expenditures may also be associated with the development of our software and proprietary codebase.

In the future, capital expenditures may be associated with the supply of terrestrial equipment to our prospective civilian telecommunications partners as well as airborne equipment to our prospective airline partners, which we expect will correlate directly with the roll out and/or upgrade of service to our prospective civilian telecommunications partners’ digital infrastructure, such as cell towers and base stations, or to our prospective airline partners’ fleets.

Capital spending is also associated with the expansion of our network, ground stations and data centers and includes design, permitting, construction, network equipment and installation costs.

Capital expenditures for the years ended December 31, 2023 and 2022 were $6,330,601 and $1,306,610, respectively.

We anticipate an increase in capital spending in fiscal year 2024 and estimate that capital expenditures will range from $3 million to $10 million as we will continue to advance our semiconductor designs, our software-defined platforms and continue to execute our network expansion strategy.

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

Concentrations of Credit Risk

Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2023 and 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $6,153,000, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $7,246,000 and $3,460,000 as of December 31, 2023 and December 31, 2022, respectively.

To minimize the credit risk of accounts receivable, the Company perform ongoing credit evaluation of our customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

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

We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2023 and 2022.

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

As Aerkomm is currently still in the development stage and will not start generating revenue until after late 2024. The management has evaluated that the potential benefits of the acquisitions before year 2023 is limited and uncertain, due to this reason, the management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037. After the impair measurement, the net goodwill is $4,573,819.

As a result of the acquisition of Mesh Tech, we determined the fair value of the purchased intangible assets, consisting of Mesh Tech’s software for mesh networking, distributed content servers and edge computing, to be $12,102,000 as of December 31, 2023.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. Our long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of December 31, 2023 and 2022.

Revenue Recognition

During 2019, we adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, we identify a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Our revenue for the year ended December 31, 2023 was the satellite service income and antenna equipment sold during the period.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2023 and 2022, the Company incurred $1,308,359 and $530,740 of research and development costs, respectively.

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

Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU became effective beginning in the first quarter of the Company’s fiscal year 2023. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. Adoption of this standard did not have a material effect on the Company’s operating results.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In March 2022, the FASB issued ASU 2022-02 and eliminate the Troubled Debt Restructuring recognition and measurement guidance.

The Company adopted the ASU on January 1, 2023 and the adoption of this standard did not have a material effect on the Company’s operating results.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 did not have a significant impact on our unaudited condensed consolidated financial statements as of and for the twelve months period ended December 31, 2023.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 did not have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, which included Topic 280 “Segment Reporting”. This guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, which included Topic 740 “Income Taxes”. This guidance requires business entities to disclose additional information related to the income taxes. The ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2023 and 2022 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2023, our internal control over financial reporting was not effective due to the following material weakness:

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

There have been no changes in our internal control over financial reporting during the fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2023 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Jeffrey Wun	59	President, Chief Technology Officer and Director
Louis Giordimaina	67	Chief Executive Officer, Interim Chief Financial Officer and Director
Georges Caldironi	67	Chief Operating Officer
Richmond Akumiah	70	Director
Raymond Choy	43	Director
Chih-Ming (Albert) Hsu	48	Director
Colin Lim	61	Director
Jan-Yung Lin	63	Secretary and former Director
Jeff T. C. Hsu	60	Director

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

Louis Giordimaina. Mr. Giordimaina was appointed as our Chief Executive Officer by our board of directors on March 22, 2020 and was appointed as our Chainman by our board of directors on October 7, 2021. Mr. Giordimaina was appointed our Interim Chief Financial Officer on September 1, 2022. Prior to joining our company, Mr. Giordimaina served as Chief Operating Officer-Aviation of Aircom from May 25, 2018 until November 1, 2019, and of Aerkomm Malta from November 1, 2019 until March 22, 2020, the date of his being appointed as our Chief Executive Officer by the Board. Mr. Giordimaina joined Aircom as a consultant in June 2017. Mr. Giordimaina is an experienced aviation executive with more than 40 years of experience in airline executive management, operations, Maintenance and Repair Organizations (MROs), aircraft purchasing from aircraft manufacturers, sales and leasing with major aircraft lessors. Prior to joining the Company, Mr. Giordimaina served as Chief Executive Officer of Air Malta in 2014, the national airline of Malta, as well as CEO of Lufthansa Technik Malta from 2002 to 2011. He joined Air Malta’s engineering department in 1975 as an aircraft engineer where he occupied various positions in Air Malta’s engineering department with additional active roles in Air Malta relating to airline strategic planning, aircraft purchasing and deliveries from Airbus Industrie, Boeing and British Aerospace, aircraft leasing from various international aircraft lessors and aircraft contract negotiations. In 1994, he was appointed as the first Maltese Chief Engineer of Air Malta. Mr. Giordimaina was instrumental in setting up Lufthansa Technik Malta, a Joint Venture between Lufthansa Technik and Air Malta, of which he was appointed Chief Executive Officer and Director in 2002. In 2006, he spearheaded Lufthansa Technik Malta’s expansion to become one of the major worldwide MRO players, based in the center of the Mediterranean. He occupied the position of CEO until September 2011, after which he remained as member of the board of directors of that company until September 2013. He currently serves as a Director of GY Aviation Lease (Malta) Ltd which provides aircraft financing and leasing. He also served as the General Manager, the Accountable Manager and a director of Hyperion Aviation, where he worked from May 2016 to September 2017, managing a fleet of private jet aircraft; he served in similar capacities at EuroJet Ltd., from January 2015 to April 2016; and he served for a number of years as a director of Tailwind Leasing Company and Peregrine Aviation Leasing Company based in Shannon, Ireland. An aircraft engineer by profession, Mr. Giordimaina also obtained an Engineering Business Management degree from Warwick University, UK. He is a Fellow of the Royal Aeronautical Society.

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

Raymond Choy. Mr. Raymond Choy has served as a member of our Board since December 2017. Mr. Choy has served as a member of from the Board of Aircom since October 2017. Mr. Choy became a certified public accountant (CPA) in the state of California in 2006 and also received his chartered global management accountant (CGMA) designation in 2013. Mr. Choy has provided accounting, consulting and advisory services to public and private companies since July 2016 through his partnership with Beyond Century Consulting, LLC, a financial and business consulting company. Mr. Choy has extensive experience auditing the financial statements and internal controls of public and private companies as a senior manager at Frazer, LLP, a certified public accountant company, from July 2004 to June 2016. Mr. Choy received his bachelor’s degree in business administration with accounting concentration and minor in computer information systems from California State Polytechnic University, Pomona, in 2003. Mr. Choy was selected to serve as a member of our board of directors due to his accounting background.

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

Jeff T. C. Hsu. Mr. Hsu earned a PH. D in Electrical and Computer Engineering from the University of Texas at Austin in 1991. After earning this degree, Mr. Hsu accepted an engineering position at Motorola Inc. followed by a managerial position at Applied Materials Inc. With more than twenty years’ experience in semiconductor and TFT LCD application and manufacturing processes, Mr. Hsu focused his skill set toward display panel manufacturing becoming the foremost expert in the industry. Highlights of Mr. Hsu’s extensive list of professional accomplishments include founding Chimei Electronics Inc., one of the first TFT LCD companies in Taiwan. After that, he successfully founded Jemitek Electronics which merged with Innolux within 3 years. In 2010, he was able to successfully merge Innolux, Chimei and Toppoly Electronics Corp. to create the largest LCD conglomerate in Taiwan at the time. In 2013, Mr. Hsu was invited by Innovation Network Corporation of Japan as a strategic advisor to contribute his expertise on business and investment to Japan Display Inc. In 2018-2020, Mr. Hsu was able to successfully raise a 900M fund for Japan Display Inc. From June 2021 up to June 2023, Mr. Hsu held a board seat at Sharp Corp. and actively advises on investment strategies for companies across various industries. Mr. Hsu was appointed as a member of our board of directors on May 5, 2023.

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

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that, except with respect to option grants received by our executive officers and directors during the 2023 fiscal year with respect to which Forms 5 have not yet been filed,  all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the reporting period ended December 31, 2023 were timely filed. Additionally, one of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina, Chief Executive Officer and Interim Chief Financial Officer(2)	2023	584,672	1,117,573	28,692	1,730,937
	2022	567,999	460,157	71,088	1,099,244
Georges Caldironi (3)	2023	324,818	-	-	324,818
	2022	265,066	522,000	33,648	820,714
Jeffrey Wun, President and Chief Technology Officer (4)	2023	384,000	1,869,980	-
	2022	192,301	-	-	192,301

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer. On August 29, 2022, Mr. Giordimaina was also appointed as our interim Chief Financial Officer.

(3)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020. The option awards were granted to AA Twins, which is controlled by Mr. Caldironi, according to the consulting agreement.

(4)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Technology Officer since March 22, 2020.

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

Outstanding Equity Awards Fiscal Year Ended December 31, 2023 and 2022

As of December 31, 2023 and 2022, Mr. Wun had options outstanding and exercisable for 23,141 and 23,141 shares of our common stock at an average exercise price of $9.66 and $9.66 per share, respectively. As of December 31, 2022 and December 31, 2021, Mr. Giordimaina had options outstanding and exercisable for 366,099 and 291,099 shares of our common stock at an average exercise price of $6.56 and $6.21 per share. As of December 31, 2022 and 2021, Mr. Caldironi had options outstanding and exercisable for 99,676 and 24,676 shares of our common stock at an average exercise price of $8.91 and $8.82 per share, respectively. As of December 31, 2022 and 2021, Mr. Lin had options outstanding and exercisable for 19,605 and 19,605 shares of our common stock at an average exercise price of $10.33 and $10.33 per share, respectively.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Louis Giordimaina	December 31, 2023	18,750	-	-	$2.58	12/01/2033
	December 31, 2023	18,750	-	-	$2.58	09/01/2033
	December 31, 2023	351,500	-	-	$2.59	06/13/2033
	December 31, 2023	18,750	-	-	$2.89	06/01/2033
	December 31, 2023	18,750	-	-	$3.00	03/01/2033
	December 31, 2022	18,750	-	-	$4.26	12/01/2032
	December 31, 2022	18,750	-	-	$6.42	09/01/2032
	December 31, 2022	18,750	-	-	$8.94	06/01/2032
	December 31, 2022	18,750	-	-	$12.10	03/01/2032
	December 31, 2022	18,750	-	-	$2.72	12/01/2031
	December 31, 2022	150,000	-	-	$3.89	10/21/2031
	December 31, 2022	18,750	-	-	$4.12	09/01/2031
	December 31, 2022	43,599	-	-	$8.30	12/11/2030
	December 31, 2022	30,000	-	-	$3.96	07/02/2029
	December 31, 2022	30,000	-	-	$20.50	05/25/2028
	December 31, 2021	18,750	-	-	$2.72	12/01/2031
	December 31, 2021	150,000	-	-	$3.89	10/21/2031
	December 31, 2021	18,750	-	-	$4.12	09/01/2031
	December 31, 2021	43,599	-	-	$8.30	12/11/2030
	December 31, 2021	30,000	-	-	$3.96	07/02/2029
	December 31, 2021	30,000	-	-	$20.50	05/25/2028
Georges Caldironi	December 31, 2022	75,000	-	-	$8.94	06/01/2032
	December 31, 2022	2,000	-	-	$9.90	12/31/2031
	December 31, 2022	2,000	-	-	$7.25	12/29/2030
	December 31, 2022	18,676	-	-	$8.30	12/11/2030
	December 31, 2022	2,000	-	-	$14.20	02/29/2030
	December 31, 2021	2,000	-	-	$9.90	12/31/2031
	December 31, 2021	2,000	-	-	$7.25	12/29/2030
	December 31, 2021	18,676	-	-	$8.30	12/11/2030
	December 31, 2021	2,000	-	-	$14.20	02/29/2030
Jeffrey Wun	December 31, 2023	722,000	-	-	$2.59	06/13/2033
	December 31, 2022	14,141	-	-	$8.30	12/11/2030
	December 31, 2022	6,000	-	-	$3.96	07/02/2029
	December 31, 2022	3,000	-	-	$27.50	06/23/2027
	December 31, 2021	14,141	-	-	$8.30	12/11/2030
	December 31, 2021	6,000	-	-	$3.96	07/02/2029
	December 31, 2021	3,000	-	-	$27.50	06/23/2027

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 15, 2024 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 44043 Fremont Blvd., Fremont, CA 94538.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jeffrey Wun, Chairman, President and Chief Technology Officer(3)	Common Stock	917,121	5.44%
Louis Giordimaina, Chief Executive Officer and Director(4)	Common Stock	488,699	2.90%
Georges Caldironi, Chief Operating Officer(5)	Common Stock	99,676	* %
Richmond Akumiah, Director(6)	Common Stock	25,019	* %
Raymond Choy, Director(7)	Common Stock	31,875	* %
Chih-Ming (Albert) Hsu, Director(8)	Common Stock	728,481	4.32%
Colin Lim, Director(9)	Common Stock	118,455	* %
Jan-Yung Lin, Secretary (10)	Common Stock	482,008	2.86%
Jeff T. C. Hsu, Director(13)	Common Stock	58,910	* %
All officers and directors as a group (11 persons named above)	Common Stock	2,950,244	17.49%

dMedia Inc (11)	Common Stock	2,237,428	13.26%
Sheng-Chun Chang(12)	Common Stock	1,397,909	8.29%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 17,962,613 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 15, 2024. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 447,486 shares of our common stock held directly; (ii) 120,914 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options; and (iii) 2,237,428 shares of our common stock owned by dMedia Holding LP. Through his ownership interest in dMedia Holding LP, Mr. Wun indirectly beneficially owns 348,721 shares of our common stock held by dMedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 1,888,707 shares of our common stock held by dMedia Holding LP.

(4)	Consists of 488,699 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 18,676 shares held directly and 6,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(6)	Consists of 25,019 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(7)	Consists of 31,875 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(8)	Represents (i) 3,312 shares of our common stock held directly by Mr. Hsu and (ii) 28,000 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options (iii) 2,237,428 shares of our common stock owned by dMedia Holding LP. Through his ownership interest in in dMedia Holding LP, Mr. Hsu indirectly beneficially owns 697,169 shares of our common stock held by dMedia Holding LP. Mr. Hsu disclaims beneficial ownership of the remaining 1,540,259 shares of our common stock held by dMedia Holding LP.

(9)	Consists of 118,455 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(10)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 19,605 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options. Does not include 348,731 shares of our common stock owned by Mr. Lin through his approximately 15.57% ownership interest in dMedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(11)	dMedia Inc. (formerly named dMedia Holding LP) was changed to C Corporation in 2022. Therefore, it is no longer that Mr. Wun has sole voting and dispositive power over these shares of our common stock.

(12)	Consists of (i) 881,500 shares of common stock held by Well Thrive Limited; (ii) 293,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang; and (iii) 72,752 of our common stock which Mr. Chang has the right to acquire within 60 days through the exercise of vested warrants (but does not include 451,127 shares of our common stock issuable upon the exercise of warrants not exercisable within 60 days). Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

(13)	Consists of 58,910 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,000,000	$7.6279	0
Equity compensation plans not approved by security holders	4,083,929	$2.5915	423,961
Total	6,083,929	$4.4466	423,961

Equity Compensation Plan Information

Our 2017 Equity Incentive Plan

On May 5, 2017, we established our 2017 Equity Incentive Plan (“the 2017 Plan”). The 2017 Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the 2017 Plan was approved by the board of directors on June 26, 2017. The 2017 Plan was approved by our stockholders at our annual meeting in 2018. The purpose of the 2017 Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Plan, as amended, is 2,000,000 shares. On October 21, 2021, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,400,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the 2017 Plan. There were 315,209 shares available for grant under the 2017 Plan as of Dec 31, 2023.

The following summary briefly describes the principal features of the 2017 Plan and is qualified in its entirety by reference to the full text of the Plan.

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

Our 2023 Equity Incentive Plan

On June 13, 2023, we established our 2023 Equity Incentive Plan (“the 2023 Plan”). The 2023 Plan was approved by our board of directors on June 13, 2023 and will be approved, we expect, by our majority stockholders prior to June 13, 2024.

The purpose of the 2023 Plan is to advance our interests and the interests of our shareholders by providing an incentive to attract, retain, and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. Under the 2023 Plan, we are authorized to grant stock and options to purchase our common stock to our, and our affiliates, current and prospective employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2023 Plan is 3,683,929 shares, subject to automatic increases in accordance with Section 4.1 to the 2023 Plan. Notwithstanding the foregoing, the maximum number of Shares that may be issued as incentive stock options is equal to the maximum number of shares available for issuance under the 2023 Plan without taking into account any automatic increases in the share reserve thereunder. Cancelled and forfeited stock options and stock awards may again become available for grant under the 2023 Plan.

As of the date of this 10-K, we have granted 3,683,927 awards under the 2023 Plan.

The following summary briefly describes the principal features of the 2023 Plan and is qualified in its entirety by reference to the full text of the 2023 Plan.

Administration. The 2023 Plan is administered by our Compensation Committee. Our Compensation Committee has the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. Our Compensation Committee is authorized to interpret the 2023 Plan, to establish, amend, and rescind any rules and regulations relating to the 2023 Plan, to determine the terms of agreements entered into with recipients under the 2023 Plan, and to make all other determinations that may be necessary or advisable for the administration of the 2023 Plan.

Eligibility. All current and prospective employees, directors and individuals providing, or reasonably expected to provide, services to our company or its affiliates are eligible to participate in the 2023 Plan.

Shares Subject to 2023 Plan. The number of shares of common stock that is available for grant of awards under the 2023 Plan, as amended, is 3,683,929 shares, subject to automatic, annual increases according to Section 4.1 of the 2023 Plan.

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

Stock Grants. Shares may be sold or awarded for consideration and with or without restriction as determined by the Compensation Committee, including cash, full-recourse promissory notes, as well as past and future services. Any award of shares will be subject to the vesting schedule, if any, determined by the Compensation Committee. In general, holders of shares sold or awarded under the 2023 Plan will have the same voting, dividend and other rights as our other stockholders. As a condition to the purchase of shares under the 2023 Plan, the purchaser will make such arrangements as our Compensation Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with such purchase.

Adjustments. In the event of any change affecting the shares of our common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, our board of directors will make such substitution or adjustment in the aggregate number of shares that may be distributed under the 2023 Plan and in the number and option price (or exercise or purchase price, if applicable) as it deems to be appropriate in order to maintain the purpose of the original grant.

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

Amendment and Termination. Our board of directors may, at any time, alter, amend, suspend, discontinue, or terminate the 2023 Plan; provided that such action shall not adversely affect the right of grantees to stock awards or stock options previously granted and no amendment, without the approval of our stockholders, shall increase the maximum number of shares which may be awarded under the 2023 Plan in the aggregate, materially increase the benefits accruing to grantees under the 2023 Plan, change the class of employees eligible to receive options under the 2023 Plan, or materially modify the eligibility requirements for participation in the 2023 Plan.

In April 2024, in recognition of their commitment to our mission, certain of our employees and consultants entered into binding agreements with the Company to accelerate and exercise the vesting of a portion of their outstanding options under the 2023 Plan in lieu of $2,870,736 of deferred cash salaries, a portion of which constitute a portion of the accrued payables noted on the balance sheet in our consolidated financial statements. The form of letter outlining this agreement is included in Exhibit 10.85.

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

On the same day, the Aerkomm and Mr. Hsu entered into a trust agreement (the “Trust Agreement”). Pursuant to the terms of the Trust Agreement, (i) Aerkomm will sell the Shares of Aerkomm Taiwan to the Buyer and (ii) to guarantee that the Buyer pays the full purchase price and fulfills its contractual obligations, the Buyer will pledge the Shares to Aerkomm’s designated trustee, Mr. Hsu. Aerkomm transferred the collateral, the Shares, to the Buyer within three (3) days after signing the Equity Sales Contract, and the Buyer also simultaneously established a NT$255,000,000 pledge on the Shares. After the Buyer pays the full purchase price to Aerkomm, Mr. Hsu will release the security interest. If the Buyer fails to pay the total purchase price, Mr. Hsu may exercise his right under the Pledge Agreement and Aerkomm may claim compensation for breach of contract.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Audit Fees	$140,000	$140,000
Audit-Related Fees	150,000	150,000
Tax Fees	35,000	35,000
All Other Fees	40,000	40,000
TOTAL	$365,000	$365,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by WWC, P.C. for our financial statements as of and for the year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
4.2	Convertible Bond dated December 7, 2022 issued to World Praise Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2022)
4.3*	2017 Aerkomm Inc. Equity Incentive Plan
4.4*	2023 Aerkomm Inc. Equity Incentive Plan
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)

10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38†	Reserved
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41b	Amendment No 2 to Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated April 25, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 22, 2022)

10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)
10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)
10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)
10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019
10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)
10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)
10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)
10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)
10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)
10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)

10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)
10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)
10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)
10.64	Joint Venture Agreement between the Company and Sakai Display Products Corporation dated January 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2022)
10.65	Independent Contractor Agreement with Y. Tristan Kuo dated August 29, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2022)
10.66	Stock Purchase Agreement dated September 4, 2022 by and between Aerkomm Inc. and Sakai Display Products Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.67	Subscription Agreement dated June 28, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.68	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.69	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.70	Investment Conversion and Bond Purchase Agreement dated December 7, 2022 by and between Aerkomm Inc. and World Praise Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022)
10.71	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on July 10, 2023)
10.72	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed on July 10, 2023)
10.73	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed on July 10, 2023)
10.74	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed on July 10, 2023)
10.75	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on July 10, 2023)
10.76	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed on July 10, 2023)
10.77	Nonbinding Cooperation Agreement between New Sky Satellites B.V. (SES) and Aerkomm Inc. dated January 10, 2022(Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed on July 10, 2023)
10.78	Letter of Intent between Aerkomm Inc. and Ejectt Inc. dated July 28, 2023. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 31, 2023)
10.79	Form of common stock subscription agreement entered into on July 20, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023)

10.80	Share Purchase Agreement dated July 31, 2023 by and among Aerkomm Inc., Mesh Technology Taiwan Limited and Mixnet Technology Limited. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2023)
10.81	Merger Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AKOM Merger Sub, Inc., AERKOMM Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.82	Sponsor Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Sponsor LLC, IX Acquisition Corp. and AERKOMM Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.83	Company Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AERKOMM Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 4, 2024)
10.84	Form of Amended and Restated Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 4, 2024)
10.85	Form of Letter to Employees Regarding Pending Salary Versus Equity
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1*	List of Subsidiaries
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Taiwan MODA Satellite License (Original) (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on July 10, 2023)
99.2	Taiwan MODA Satellite License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed on July 10, 2023)
99.3	Taiwan National Communications Commission License (Original) (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on July 10, 2023)
99.4	Taiwan National Communications Commission License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed on July 10, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

ITEM 16. FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 and 2022

Audited Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Aerkomm Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aerkomm, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Prepayment for equipment and intangibles

We assessed the valuation, and disclosure of the prepayment for equipment and intangibles as a critical audit matter. As of December 31, 2023, the Company’s total of prepayments to non-related parties totaled $8.33 million which was quantitatively material to the financial statements as a whole, and the account required challenging, subjective, and complex judgment including an understanding on how the funds expended would generate future benefit and contribute to future positive cash flows to the Company, and that the balance is reasonable, properly disclosed and not materially misstated.

Our principal audit procedures performed to address the classification, recoverability and carrying value of the prepayments for equipment and intangibles and related impairment, if any, included the following:

Vouch payments to corroborate the existence of the asset

Perform independent confirmation of the status of projects with outside parties

Enquire of management of how it was determined that the amounts spent are assets

Perform independent research and consultation

Enquire of management of the status of certain projects

Reviewed management’s forecast based on the progress of projects

The accounts relevant to this critical audit matter include the value of the prepaid expense and related impairment expense, if any, and the related disclosure in the accompanying notes to the financial statements.

Prepayments for Land

We assessed the existence, rights, valuation, and disclosure of the prepayments for land as a critical audit matter. As of December 31, 2023, the Company’s total of prepayments for land was $40.11 million which was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions regarding the estimation of its future cash flows to determine that the balance is reasonable, properly disclosed, and not materially misstated.

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

Goodwill

We assessed the valuation, and disclosure of goodwill as a critical audit matter. As of December 31, 2023, the Company’s goodwill was $4.57 million which was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows derived from business acquired at a premium to determine that the balance is reasonable, properly disclosed, and not materially misstated.

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

Convertible bonds and convertible notes

We assessed the carrying value and disclosure of convertible bonds and convertible notes as a critical audit matter. As of December 31, 2023, the Company’s convertible bonds and convertible notes were $9.65 million and $23.17 million, respectively which were quantitatively material to the financial statements as a whole, and these accounts required challenging, subjective and complex judgment and assumptions regarding valuation and allocation of discounts result from original issuance discounts or discounts arising from embedded derivatives to determine that the balance is reasonable, properly disclosed, and not materially misstated.

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

Review any subsequent events for repayments, potential conversion, and defaults or violations, if any, and determine if there are any effects to the financial statements and related notes.

The accounts relevant to this critical audit matter include the carrying value of the convertible bonds and convertible notes and related debt discount amortization expense, if any, and the related disclosure in the accompanying notes to the financial statements.

/s/ WWC, P.C.

WWC, P.C.

PCAOB ID: 1171

We have served as the Company’s auditor since 2022.

San Mateo, CA

May 6, 2024

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Assets
Current Assets
Cash	$4,202,797	$6,878,362
Short-term investment	3,804,850	2,009,238
Account receivable – related party	41,088	-
Inventories, net	170,892	1,366,282
Prepaid expenses	158,171	490,044
Other receivable – related parties	1,167,749	308,544
Other receivable – others	122,024	119,683
Other current assets	65,937	32,666
Total Current Assets	9,733,508	11,204,819
Long-term investment	4,261,920	4,572,243
Property and Equipment, net
Cost	5,436,657	4,011,883
Accumulated depreciation	(3,085,789)	(2,486,836)
	2,350,868	1,525,047
Prepayment for land	40,114,286	35,748,435
Prepayment for equipment	324,866	458,998
Net Property and Equipment	42,790,020	37,732,480
Other Assets
Prepayment for equipment and intangible assets – related party	2,076,138	-
Prepayment for equipment and intangible assets - others	8,326,017	7,536,409
Restricted cash	3,225,905	3,223,558
Intangible asset, net	13,024,692	1,402,500
Goodwill	4,573,819	4,561,037
Right-of-use assets, net	221,417	92,451
Deposits	534,515	315,015
Total Other Assets	31,982,503	17,130,970
Total Assets	$88,767,951	$70,640,512

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related party	$-	$337,357
Short-term loan – others	132,257	978,896
Accounts payable	1,900,317	1,950,939
Accrued expenses	5,995,972	2,433,400
Other payable – related parties	726,802	340,467
Other payable – others	12,617,277	5,017,040
Prepayment from customer – related party	6,534,908	1,258,786
Long-term loan – current	5,045	11,271
Lease liability – current – others	168,433	131,181
Total Current Liabilities	28,081,011	12,459,337
Long-term Liabilities
Convertible long-term bonds payable	9,648,155	9,137,006
Convertible long-term note payable	23,173,200	23,173,200
Long-term loan – non-current	-	5,027
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current – others	120,932	35,172
Restricted stock deposit liability	1,000	1,000
Total Long-term Liabilities	33,705,287	33,113,405
Total Liabilities	61,786,298	45,572,742
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,672,020 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023 and 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2022	16,720	9,720
Additional paid in capital	97,015,470	79,078,005
Subscribed capital	5,004,000	-
Accumulated deficits	(74,719,954)	(53,645,981)
Accumulated other comprehensive loss	(334,583)	(373,974)
Total Stockholders’ Equity	26,981,653	25,067,770
Total Liabilities and Stockholders’ Equity	$88,767,951	$70,640,512

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Sales – related party	$575,395	$-
Sales - others	155,695	-

Total Sales	731,090	-

Cost of goods sold – related party	461,827	-
Cost of goods sold - others	1,349,049	-

Total Cost of Goods Sold	1,810,876	-

Gross Margin	(1,079,786)	-

Operating Expenses	15,830,119	10,425,183

Impairment loss on Goodwill	4,560,619	-

Loss from Operations	(21,470,524)	(10,425,183)

Non-Operating Income (Loss)
Unrealized investment gain (loss)	1,758,264	(50,713)
Foreign currency exchange gain	(131,214)	(1,587,157)
Other income	158,355	740,315
Bond issuance cost	(511,149)	(483,495)
Other gain (loss), net	(875,305)	(69,522)

Net Non-Operating Income (Loss)	398,951	(1,450,572)

Loss Before Income Taxes	(21,071,573)	(11,875,755)

Income Tax Expense	2,400	2,968

Net Loss	(21,073,973)	(11,878,723)

Other Comprehensive Income
Change in foreign currency translation adjustments	39,391	1,522,184

Total Comprehensive Loss	$(21,034,582)	$(10,356,539)

Net Loss Per Common Share:

Basic	$(1.8055)	$(1.2036)
Diluted	$(1.8055)	$(1.2036)

Weighted Average Shares Outstanding - Basic	11,672,020	9,869,165
Weighted Average Shares Outstanding - Diluted	11,672,020	9,869,165

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid in	Subscribed	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Capital	Deficits	Loss	Equity
Balance as of January 1, 2022	9,715,889	9,716	77,825,976	-	(41,767,258)	(1,896,158)	34,172,276
Issuance of common stock	4,114	4	32,908	-	-	-	32,912
Stock compensation expense	-	-	1,219,121	-	-	-	1,219,121
Issuance of stock warrants	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	(11,878,723)	-	(11,878,723)
Foreign currency translation adjustments	-	-	-	-	-	1,522,184	1,522,184
Balance as of December 31, 2022	9,720,003	$9,720	$79,078,005	-	$(53,645,981)	$(373,974)	$25,067,770
Issuance of common stock	7,000,448	7,000	16,493,000	-	-	-	16,493,000
Stock compensation expense	-	-	1,444,465	-	-	-	1,444,465
Capital injection	-	-	-	5,004,000	-	-	5,004,000
Net loss for the year	-	-	-	-	(21,073,973)	-	(21,073,973)
Foreign currency translation adjustments	-	-	-	-	-	39,391	39,391
Balance as of December 31, 2023	16,720,451	16,720	97,015,470	5,004,000	(74,719,954)	(334,583)	26,981,653

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(21,073,973)	$(11,878,723)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and Amortization	2,264,443	1,069,692
Stock-based compensation	1,444,465	1,219,121
Unrealized (gains) losses on trading security	(1,758,264)	50,713
Amortization of bonds issuance costs	511,149	483,495
Impairment loss on Goodwill	4,560,619	-
Changes in operating assets and liabilities:
Accounts receivable	(41,088)	136,800
Inventories	1,638,240	-
Prepaid expenses and prepayment for equipment and intangible assets	(2,461,210)	(3,336,327)
Other receivable - related parties	(859,205)	(303,954)
Other receivable - others	(2,341)	(118,257)
Other current assets	(33,271)	(22,538)
Deposits	(219,500)	(192,469)
Accounts payable	(50,622)	397,387
Accrued expenses	3,446,193	108,400
Prepayment from customer – related party	5,276,122	1,258,786
Prepayment from customer – others	(94,634)	-
Other payable - related parties	386,335	(353,933)
Other payable - others	7,576,034	573,895
Operating lease liability	16,270	(186,337)
Long-term Liabilities	(3,041)	-
Net Cash Provided by (Used) in Operating Activities	522,721	(11,094,249)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-	7,823
Proceeds from disposal of long-term investment	325,578	-
Prepayment for land	(4,237,427)	-
Purchase of property and equipment	(1,738,705)	(1,306,610)
Purchase of long-term investment	-	(325,578)
Purchase of intangible assets	(354,469)	-
Purchase of short-term investment	-	(1,138,952)
Net Cash Used in Investing Activities	(6,005,023)	(2,763,317)

Cash Flows from Financing Activities
Proceeds from (repayment of) short-term loan	(1,310,600)	182,521
Proceeds from convertible long-term note payable	-	18,849,200
Proceeds from subscribed capital	5,004,000	-
Repayment of long-term loan	(11,253)	(13,090)
Finance lease liability	(11,412)	(11,927)
Net Cash Provided by Financing Activities	3,670,735	19,006,704

Net (Decrease) Increase in Cash and Restricted Cash	(1,811,567)	5,149,138

Cash and Restricted Cash, Beginning of Year	10,101,920	3,288,813

Foreign Currency Translation Effect on Cash and Restricted Cash	(861,651)	1,663,969
Cash and Restricted Cash, End of Year	$7,428,702	$10,101,920

Supplemental disclosures of cash flow information:
Cash	$4,202,797	$6,878,362
Restricted cash	3,225,905	3,223,558
Total	$7,428,702	$10,101,920

Cash paid during the year for income taxes	$2,400	$1,600
Cash paid during the year for interest	$14,377.96	$35,232
Non-cash operating, investing and financing activities:
Acquisition of Mesh	$16,493,000	-
Other payable transferred to common stock	$-	$32,912

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 - Organization

Aerkomm Inc. (formerly Maple Tree Kids Inc.) (“Aerkomm”) was incorporated on August 14, 2013 in the State of Nevada. Aerkomm was a retail distribution company selling all of its products over the internet in the United States, operating in the infant and toddler products business market. Aerkomm’s common stock is quoted for trading on the OTC Markets Group Inc. OTC Pink Tier under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of Aerkomm’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). Aerkomm’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter Aerkomm’s share count, capital structure, or current common stock listing on the OTC Pink Tier, where it is also traded (in US dollars) under the symbol “AKOM.”

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

Aircom Telecom LLC (“Aircom Taiwan”, “Aerkomm Taiwan”), which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.

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

December 31, 2023 and 2022

NOTE 1 - Organization - Continued

The Company’s organization structure is as following:

On September 4, 2022, Aerkomm acquired a wholly owned subsidiary, MEPA Labs Inc. (MEPA), a California corporation. The purpose of the acquisition is to extend business development and operations related to the satellite products.

On September 28, 2023, Aerkomm acquired a wholly owned subsidiary, Mixnet Technology Limited (Mixnet) and its wholly owned subsidiary, Mesh Technology Taiwan Limited (Mesh), a Taiwan company. The purpose of the acquisition is to extend business development and operations related to the satellite products. Mixnet’s name changed to Mesh Technology Limited as of September 7, 2023.

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

With the $20 million in Loans committed by the Lenders, the $35 million in PIPE Investment commitments already signed concurrently to entering into our Merger Agreement with IXAQ, and our holdings of marketable securities in Ejectt, the Company believes its working capital will be adequate to sustain its operations for at least the next sixteen months. However, there is no assurance that management will be successful in furthering the Company’s business plan, especially if the Company is not able to raise additional funding from the above sources or from other sources. There are a number of additional factors that could potentially arise that could result in shortfalls in the Company’s business plan, such as general worldwide economic conditions, competitive pricing in the connectivity industry, the continuing impact of the COVID 19 pandemic, the Company’s operating results continuing to deteriorate and the Company’s banks and shareholders not being able to provide continued financial support.

The Company’s common stock is quoted for trading on the OTC Markets Group Inc. Pink tier under the symbol “AKOM.” On July 17, 2019, the French Autorité des Marchés Financiers (the “AMF”) granted visa number 19-372 on the prospectus relating to the admission of the Company’s common stock to list and trade on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). The Company’s common stock began trading on Euronext Paris on July 23, 2019 under the symbol “AKOM” and is denominated in Euros on Euronext Paris. This listing did not alter the Company’s share count, capital structure, or current common stock listing on the OTC Pink Market, the Company’s primary trading market for its common stock.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year end date is December 31.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2023 and 2022, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $6,153,000, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $7,246,000 and $3,134,000 as of December 31, 2023 and December 31, 2022, respectively.

To minimize the credit risk of accounts receivable, the Company performs ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from management’s estimates.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of December 31, 2023 the company had $41,088 Account Receivable, and December 31, 2022, the Company had $0 Account Receivable. Therefore, allowances for expected credit losses were $0 as of December 31, 2023 and December 31, 2022.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory on hand and writes off inventories that are considered obsolete.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2023 and 2022.

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

As Aerkomm is currently still in the development stage and will not start generating revenue until after late 2024. The management has evaluated that the potential benefits of the acquisitions before year 2023 is limited and uncertain, due to this reason, the management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037. After the impair measurement, the net goodwill is $4,573,819.

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

December 31, 2023 and 2022

NOTE 2 - Summary of Significant Accounting Policies - Continued

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on December 31, 2023. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of December 31, 2023 and 2022.

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

December 31, 2023 and 2022

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,482,150 and 1,993,117 common stock equivalents, primarily stock options and warrants, for the year ended December 31, 2023 and 2022, respectively. For the fiscal years ended December 31, 2023 and 2022, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU became effective beginning in the first quarter of the Company’s fiscal year 2023. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

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

The Company adopted the ASU on January 1, 2023 and the adoption of this standard did not have a material effect on the Company’s operating results.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, which included Topic 280 “Segment Reporting”. This guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, which included Topic 740 “Income Taxes”. This guidance requires business entities to disclose additional information related to the income taxes. The ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of December 31, 2023, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as short-term investment with an accumulated unrealized loss of $6,166. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

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

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. (See Note 8) As of December 31, 2023 and December 31, 2022, this investment totaled approximately an 8% ownership of Ejectt.

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

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,138,952). Shinbao is a privately-held company in Taiwan. As of December 31, 2023, the stock title transfer is still under process.

As of December 31, 2023 and 2022, the fair value of the investment was as follows:

	December 31, 2023	December 31, 2022

Investment – Ejectt – short-term	$2,647,975	$850,182
Investment - Liquidity	13,831	20,104
Prepaid investment	1,143,044	1,138,952
Total Investment	3,804,850	2,009,238
Appreciation in market value - Ejectt	(2,018,757)	(223,216)
Investment cost – Ejectt – short-term	629,218	626,966
Investment cost - Liquidity	13,831	20,104
Prepaid investment	1,143,044	1,138,952

NOTE 5 - Inventories

As of December 31, 2023 and 2022, inventories consisted of the following:

	2023	2022
Satellite equipment for sale under construction	$170,892	$1,366,282

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of December 31, 2023 and 2022, prepaid expenses consisted of the following:

	2023	2022
Prepaid professional expense	$110,043	$79,954
Others	48,128	410,090
Total	$158,171	$490,044
Prepayment for equipment and intangible assets – related party	2,076,138	-
Prepayment for equipment and intangible assets - others	8,326,017	7,536,409
Total	$10,402,155	$7,536,409

In addition to the $158,171 and $490,044 in prepaid expenses as of December 31, 2023 and 2022, respectively, the Company also has prepayment for equipment and intangible assets – related party in an amount of $2,076,138, and $0 as of December 31, 2023 and 2022, respectively, and prepayment for equipment and intangible assets – others in an amount of $8,326,017 and $7,536,409 as of December 31, 2023, and 2022, respectively. These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

For the years ended December 31, 2023 and 2022, the changes in cost of property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
December 31, 2022	1,419,697	$36,382	$275,410	$1,854,027	$342,646	$83,721	$4,011,883
Addition	1,427,792	2,253	-	-	-	-	1,430,045
Disposal	-	-	-	-	-	-	-
CTA	(370)	2	-	-	(5,009)	106	(5,271)
December 31, 2023	$2,847,119	$38,637	$275,410	$1,854,027	$337,637	$83,827	$5,436,657

In addition to the $5,436,657 and $4,011,883 total property and equipment as of December 31, 2023 and 2022, respectively, the Company also has prepayment for equipment in an amount of $324,866 and $458,998 as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the changes in accumulated depreciation for property and equipment were as follows:

	Computer Software and Equipment	Furniture and Fixture	Satellite Equipment	Ground Station Equipment	Vehicle	Leasehold Improvement	Total
December 31, 2022	$350,491	$31,990	$275,410	$1,575,923	$177,241	$75,781	$2,486,836
Addition	256,382	4,537	-	278,104	55,357	8,058	602,438
Disposal	-	-	-	-	-	-	-
CTA	(328)	(10)	-	-	(3,136)	(11)	(3,485)
December 31, 2023	$606,545	$36,517	$275,410	$1,854,027	$229,462	$83,828	$3,085,789

Depreciation expense was $601,618 and $563,399 for the years ended December 31, 2023 and 2022, respectively.

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $35,876,858 as of December 31, 2023 and $35,748,435 as of December 31, 2022) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,379,879 as of December 31, 2023 and 1,374,940 as of December 31, 2022) was recorded to the cost of land. And the company is under the discussion of extending the commission payable to December 31 2024. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of April 17, 2024, the qualified license applications are still in progress.

On November 15, 2022, the Company entered into another real estate sale contract (the “Land Purchase Contract 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land located in Taiwan. The land is expected to be used to help for Aerkomm’s future project. As of December 31, 2023, the Company paid to the Seller 2 in installments prepayments of NT$129,750,000 (approximately $4,237,427 as of December 31, 2023) in total.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 8 - Long-term Investment

As of December 31, 2022 and 2023, 5,000,000 shares of Ejectt’s common stock were restricted.

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

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of December 31, 2023 and 2022, the fair value of the long-term investment was as follows:

	December 31, 2023	December 31, 2022
Investment cost – Ejectt – long-term	$4,261,920	$4,246,665
Investment cost – AnaNaviTek	-	325,578
Net	$4,261,920	$4,572,243

NOTE 9 - Intangible Asset, Net

For the years ended December 31, 2023 and 2022, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2022	$4,950,000	(3,052,500)	1,897,500
Addition	-	(495,000)	(495,000)
December 31, 2022	4,950,000	(3,547,500)	1,402,500
Addition	12,456,469	(834,277)	11,622,192
December 31, 2023	$17,406,469	$(4,381,777)	$13,024,692

Amortization expense was $834,277 and $495,000 for the years ended December 31, 2023 and 2022, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Year ending December 31,
2024	$1,740,647
2025	1,658,147
2026	1,245,647
2027	1,245,647
2028	1,245,647

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 10 - Goodwill

On September 28, 2023, the Company acquired 100% of the ownership of Mixnet Technology Limited (Mixnet) and its subsidiary Mesh Technology Taiwan Limited (Mesh) with total consideration of $16,500,000 by issuing 7,000,448 shares of the Company’s common stock valued at approximately $2.36 per share. The fair value of Mixnet and Mesh at acquisition date was $11,926,181. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was $4,573,819, which is recorded as goodwill.

As of December 31, 2023 and December 31, 2022, the goodwill were as follows

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2022	$1,475,334	$-	$1,475,334
Addition	3,085,703	-	3,085,703
December 31, 2022	4,561,037	-	4,561,037
Addition	4,573,819	(4,561,037)	12,782
December 31, 2023	$9,134,856	$(4,561,037)	$4,573,819

There is $4,561,037 impairment loss on goodwill was recognized for the year ended December 31, 2023 for all past mergers activities, and $0 was recognized for the year ended December 31, 2022.

As Aerkomm is currently still in the development stage and will not start generating revenue until after late 2024. The management has evaluated that the potential benefits of the acquisitions before year 2023 is limited and uncertain, due to this reason, the management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 by performing the two-step goodwill impairment test. After the impair measurement, the net goodwill is $4,573,819.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of MEPA is calculated as follows;

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable – current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder – non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable liabilities assumed	11,926,181
Goodwill as a result of the acquisition	$4,573,819

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term (in years) and discount rate related to the leases were as follows:

	2023	2022
Weighted-average remaining lease term
Operating lease	1.97 Years	1.50 Years
Finance lease	0.85 Years	1.85 Year
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 11 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of December 31, 2023 and 2022:

Operating Leases

	2023	2022
Right-of-use assets	$221,417	$92,451
Lease liability – current	$155,763	$120,323
Lease liability – non-current	$120,932	$22,547

Finance Leases

	2023	2022
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(47,968)	(36,925)
Property and equipment, net	$8,802	$19,845

Lease liability – current	$12,669	$10,858
Lease liability – non-current	-	12,624
Total finance lease liabilities	$12,669	$23,482

	2023	2022
Current lease liability – operating leases	$155,764	$120,323
Current lease liability – finance leases	12,669	10,858
Total current lease liability	168,433	131,181
Current lease liability – related parties	-	-
Current lease liability - others	$168,433	$131,181

Non-current lease liability – operating leases	$120,932	$22,548
Non-current lease liability – finance leases	-	12,624
Total non-current lease liability	120,932	35,172
Non-current lease liability – related parties	-	-
Non-current lease liability – others	$120,932	$35,172

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

Operating Leases

	2023	2022
Lease expense	$130,250	$152,922
Sublease rental income	(8,546)	(81,177)
Net lease expense	$121,704	$71,744

Finance Leases

	2023	2022
Amortization of property and equipment	$10,903	$11,396
Interest on lease liabilities	699	1,150
Total finance lease cost	$11,602	$12,545

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 11 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$93,841	$125,501
Operating cash outflows from finance lease	$10,713	$10,777
Financing cash outflows from finance lease	$699	$1,150
Leased assets obtained in exchange for lease liabilities:
Operating leases	$-	$74,795
Finance lease	$-	$-

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
January 1, 2024 – December 31, 2024	$-	$110,735	$110,735
January 1, 2025 – December 31, 2025	-	89,256	89,256
January 1, 2026 – December 31, 2026	-	37,190	37,190
Total lease payments	-	237,181	237,181
Less: Imputed interest	-	(15,763)	(15,763)
Present value of lease liabilities	-	221,418	221,418
Current portion	-	(100,486)	(100,486)
Non-current portion	$-	$120,932	$120,932

Finance Leases

January 1, 2024 – December 31, 2024	$12,939
January 1, 2025 – December 31, 2025	-
Total lease payments	12,939
Less: Imputed interest	(269)
Present value of lease liabilities	12,669
Current portion	(12,669)
Non-current portion	$-

NOTE 12 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. This loan is collateralized with 3,000,000 shares of Ejectt stocks that the Company currently owns. The outstanding loan balance of $930,521 (NTD 30,000,000) was paid off by September 30, 2023.

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$48,988 as of December 31, 2023 and US$48,812 as of December 31, 2022), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of December 31, 2023 are as follows:

Year ending December 31,
2024	$5,168
2025	-
Total installment payments	5,168
Less: Imputed interest	(123)
Present value of long-term loan	5,045
Current portion	(5,045)
Non-current portion	$-

Interest expense was $1,074 and $3,338 for the years ended December 31, 2023 and 2022, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank is pledged as collateral as of December 31, 2023 and 2022, and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. As of January 16, 2024, the Company has repaid $7,330,000 out of a total of $10,398,385 of principal and interest due on the Bonds. We expect to repay the remaining balance of the amount of $3,068,385 owed on the bonds within the next few months.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 14 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

As of December 31, 2023 and 2022, the long-term bonds payable consisted of the following:

	December 31, 2023	December 31, 2022
Credit Enhanced Zero Coupon Convertible Bonds	10,000,000	10,000,000
Coupon Bonds	200,000	200,000
	10,200,000	10,200,000
Unamortized loan fee	(551,845)	(1,062,994)
Net	$9,648,155	$9,137,006

Bond issuance cost was $511,149 and $483,496 for the years ended December 31, 2023 and 2022, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 31, 2022. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $988,264 as of December 31, 2023, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 16 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2023 and 2022, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2023, the project is still ongoing.

NOTE 17 - Income Taxes

Income tax expense for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Current:
Federal	$-	$-
State	2,400	1,600
Foreign	-	1,368
Total	$2,400	$2,968

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the years ended December 31, 2023 and 2022.

	2023	2022
Tax benefit at statutory rate	$(2,850,860)	$(2,941,489)
Valuation allowance on net operating loss carryforwards	2,776,874	1,650,091
Stock-based compensation expense	303,300	256,000
Accrued payroll	316,500	(103,600)
Foreign investment losses	(428,590)	737,056
Amortization and depreciation expense	155,100	79,700
Unrealized exchange gain (loss)	(269,224)	361,142
Others	(700)	(35,932)
Tax expense at effective tax rate	$2,400	$2,968

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 17 - Income Taxes - Continued

Deferred tax assets (liabilities) as of December 31, 2023 and 2022 consist approximately of:

	2023	2022
Net operating loss carryforwards (NOLs)	$14,831,000	$10,694,000
Stock-based compensation expense	3,502,000	3,098,000
Accrued expenses and unpaid expense payable	889,000	412,000
Tax credit carryforwards	68,000	68,000
Excess of tax amortization over book amortization	(285,000)	(344,000)
Unrealized/realized exchange gain	20,000	311,000
Others	27,000	(97,000)
	19,052,000	14,142,000
Valuation allowance	(19,052,000)	(14,142,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $4,910,000 and $1,579,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $30,009,000 and $28,545,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2023 and 2022, the Company had State NOLs of approximately $46,427,000 and $37,662,000, respectively, available to reduce future state taxable income, expiring in 2040.

As of December 31, 2023 and 2022, the Company has Japan NOLs of approximately $260,000 and $326,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of December 31, 2023 and 2022, the Company has Taiwan NOLs of approximately $6,173,000 and $3,452,000, respectively, available to reduce future Taiwan taxable income, expiring in 2032.

As of December 31, 2023 and 2022, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2023 and 2022, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 18 - Capital Stock

1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2023 and 2022, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of December 31, 2023 and 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 18 - Capital Stock - Continued

As of December 31, 2023 and 2022, the restricted shares consisted of the following:

	December 31, 2023	December 31, 2022
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

NOTE 19 - Major Customer

The Company has one related major customer, which represents 10% or more of the total sales of the Company in 2023. Sales to the customer for the years ended and as of December 31, 2023 and 2022 were $575,395 and $0, respectively.

NOTE 20 - Major Vendors

The Company has two unrelated major vendors, each of which represents 10% or more of the total purchases of the Company for 2023 and 2022. Purchase from and accounts payable to these vendors for the years ended and as of December 31, 2023 and 2022 were as follows:

	Purchase		Accounts Payable
Vendor	2023	2022	2023	2022
A	$-	$-	$1,564,627	$1,564,627
B	337,324	-	335,691	-
Total	$337,324	$-	$1,900,317	$1,564,627

NOTE 21 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Kevin Wong	Stockholder of Mixnet

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 21 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31

	2023	2022

Other receivable from:
EESquare JP [1]	$173,858	$11,380
StarJec[2]	-	282,073
Ejectt[3]	15,983	-
WTL[4]	956,835	-
Others[7]	21,073	15,092
Total	$1,167,749	$308,545

Rent deposit to Ejectt[3]	$-	$1,367

Prepaid expenses to Ejectt[3]	$2,076,138	$-

Short-term loan from WTL[4]	$-	$337,357

Prepayment from Ejectt[3]	$6,534,908	$1,258,786

Other payable to:
AATWIN[5]	$19,047	$35,047
Interest payable to WTL[4]	59,021	58,810
StarJec[2]	111,702	-
Kevin Wong[6]	75,327	-
Others[7]	461,704	246,610
Total	$726,802	$340,467

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 per month as of December 31, 2023. This amount represents outstanding balance receivable from EESquare JP as of December 31, 2023.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800 as of December 31,2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of December 31, 2023.

3.	Represents prepayment paid by Ejectt to order [6] sets of antennas from Aircom Telecom with prepayment of $1,243,247. As of June 17, 2023, Aerkomm Taiwan entered into MOU with Ejectt to appoints Ejectt as its exclusive represent agency in Taiwan with NTD 20,000,000 security deposit (approximately $653,168 as of December 31, 2023). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). As of December 31, 2023, the Company has interest payable balance of $59,021 (approximately NTD 1,807,000) for past Loan. The Company borrowed $956,835 as of December 31, 2023.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $75,327 (approximately NTD 2,306,000) as of December 31, 2023.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 21 - Related Party Transactions - Continued

b.	For the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Purchase from Ejectt[1]	$457,976	$-
Connection Service income from Ejectt[2]	$117,419	$-
Other Income from Ejectt[3]	$45,543	$-
Other Income from WTL[6]	$10,682	$-
Non-operating service Income from StarJec[4]	$2,757	$5,904
Rental income charged from EESquare JP5	$8,546	$9,119
Rent expense from Ejectt[3]	$2,858	$-
Interest expense charged by WTL[6]	$-	$9,818

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Connection service income represent service income received from connection service provided according to the exclusive agent agreement in 2023.

3.	Represents other handling fees and consultant fees charged to Ejectt and rent expenses paid to Ejectt in 2023.

4.	Represents service income charged to StarJec for handling three service contracts by Aircom Japan for the period in 2023 and the contracts expired in June 2023.

5.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month in 2023.

6.	The Company has loans from WTL due to operational needs under the Loans (Note 1). The Company has NT$ 293,000 (approximately $9,800) and NT$1,350,612 (approximately $48,346) of interest expenses, respectively, charged for year 2022 and 2021. Aerkomm Japan has other income of $10,865, other product sale to WTL, in August 2023 in associated with selling antenna.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

December 31, 2023 and 2022

NOTE 22 - Stock Based Compensation - Continued

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 22 - Stock Based Compensation - Continued

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

On December 1, 2023, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2023 Plan to one of the Company’s officers. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,444,465 and $1,219,121 for the years ended December 31, 2023 and 2022, respectively, related to such employee stock options.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 22 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in 2023 and 2022 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options outstanding for the years ended December 31, 2023 and 2022 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2022	111,871	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	37,291	3.3521	1.0539
Options outstanding at December 31, 2023	74,580	3.3521	1.0539

There is no nonvested options under the 2014 incentive compensation plan for the years ended December 31, 2023 and 2022.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 22 - Stock Based Compensation - Continued

Information related to stock options outstanding and exercisable at December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	2.50	3.3521	74,580	2.50	3.3521

As of December 31, 2023, there was no unrecognized stock-based compensation expense. No option was exercised during 2023 and 2022.

Aerkomm 2017 Plan

Activities related to options outstanding for the years ended December 31, 2023 and 2022 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2022	1,207,897	11.2537	7.5309
Granted	162,000	8.1566	6.3320
Exercised	-	-	-
Forfeited/Cancelled	(90,209)	11.9003	8.3775
Options outstanding at December 31, 2022	1,279,688	10.8161	7.3194
Granted	805,103	2.5605	1.9779
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	2,084,791	7.6279	5.2566

Activities related to nonvested options under the 2017 incentive compensation plan for the years ended December 31, 2023 and 2022 were as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2022	40,194	8.9422
Granted	162,000	6.3320
Vested	(183,194)	6.7206
Forfeited/Cancelled	(8,000)	14.4305
Options unvested at December 31, 2022	11,000	3.5070
Granted	805,103	1.9779
Vested	(144,426)	2.1351
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	671,677	1.9691

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 22 - Stock Based Compensation - Continued

Of the shares covered by options outstanding at the end of 2023, 1,413,114 are now exercisable; 196,588 will be exercisable in 2024. Information related to stock options outstanding and exercisable at December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 – 4.30	1,310,353	8.27	$3.0799	638,676	7.14	$3.6373
$6.00 – 10.00	419,288	7.36	8.3356	419,288	7.36	8.3356
$11.00 – 14.20	126,150	6.25	11.4688	126,150	6.25	11.4688
$20.50 – 27.50	109,000	3.78	25.4982	109,000	3.78	25.4982
$30.00 – 35.00	120,000	3.56	34.5479	120,000	3.56	34.5479
	2,084,791		7.6279	1,413,114		10.0416

As of December 31, 2023, total unrecognized stock-based compensation expense related to stock options was $1,258,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.35 years. No option was exercised during 2023 and 2022.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,683,929	2.5914	2.0098
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	3,683,929	2.5914	2.0098

Activities related to unvested stock awards under Aerkomm 2023 Plan for the twelve months period ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at December 31, 2022	-	-
Granted	3,683,929	2.0098
Vested	(509,710)	2.0167
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	3,174,219	2.0087

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 22 - Stock Based Compensation - Continued

Of the shares covered by options outstanding as of December 31, 2023, 509,710 shares are now exercisable. Information related to stock options outstanding and exercisable at December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	9.46	2.5783	509,710	9.48	2.6003

As of December 31, 2023, total unrecognized stock-based compensation expense related to stock options was approximately $6,057,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.45 years. No option was exercised during the year ended December 31, 2023.

NOTE 23 - Commitments

As of December 31, 2023, the Company’s significant commitments with unrelated parties and contingency are summarized as follows:

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

December 31, 2023 and 2022

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 23 - Commitments - Continued

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

NOTE 24 - Subsequent Events

On March 29, 2024, we entered into a merger agreement the “Merger Agreement”) with IX Acquisition Corp. (“IXAQ”), a Cayman Islands exempted company (which will re-domicile from being a Cayman Islands company and become a Delaware corporation), and AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of IQAC (“Merger Sub”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the domestication to Delaware of IXAQ, Merger Sub will merge with and into the Company (the “Merger”), after which the Company will be the surviving corporation and a wholly-owned subsidiary of IXAQ. In connection with the Merger, IXAQ will be renamed “AKOM Inc.” The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger. The Merger is expected to close prior to October 12, 2024.

Additional information relating to the Merger along with the Merger Agreement can be found in our Current Report on Form 8-K filed with the SEC on April 4, 2024.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 07, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer and Director	May 07, 2024
Louis Giordimaina	(principal executive officer, principal financial and accounting officer)

/s/ Jeffrey Wun	President, Chief Technology Officer, and Director	May 07, 2024
Jeffrey Wun

/s/ Raymond Choy	Director	May 07, 2024
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	May 07, 2024
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	May 07, 2024
Colin Lim

/s/ Jeff T. C. Shu	Director	May 07, 2024
Jeff T. C. Shu

/s/ Richmond Akumiah	Director	May 07, 2024
Richmond Akumiah