Form 10-Q
period 2024-03-31
Aerkomm Inc.
filed 2024-05-29
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 22, 2024, there were 17,962,613 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$103,756	$4,202,797
Short-term investment	3,649,315	3,804,850
Account receivable - related party	-	41,088
Inventories, net	170,892	170,892
Prepaid expenses	199,050	158,171
Other receivable - related parties	1,520,862	1,167,749
Other receivable - others	293,198	122,024
Other current assets	66,779	65,937
Total Current Assets	6,003,852	9,733,508
Long-term Investment	4,087,065	4,261,920
Property and Equipment
Cost	5,410,830	5,436,657
Accumulated depreciation	(3,145,708)	(3,085,789)
	2,265,122	2,350,868
Prepayment for land	38,814,576	40,114,286
Prepayment for equipment	322,812	324,866
Net Property and Equipment	41,402,510	42,790,020
Other Assets
Prepayment for equipment and intangible assets	10,539,370	10,402,155
Restricted cash	15,019	3,225,905
Intangible asset, net	12,576,483	13,024,692
Goodwill	4,573,819	4,573,819
Right-of-use assets, net	191,307	221,417
Deposits	531,097	534,515
Total Other Assets	28,427,095	31,982,503
Total Assets	$79,920,522	$88,767,951

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$164,671	$132,257
Accounts payable	1,897,820	1,900,317
Accrued expenses	8,390,567	5,995,972
Other payable - related parties	741,842	726,802
Other payable - others	13,616,753	12,617,277
Prepayment from customer - related party	6,154,989	6,534,908
Long-term loan - current	2,720,296	5,045
Lease liability - current	170,500	168,433
Total Current Liabilities	33,857,438	28,081,011
Long-term Liabilities
Convertible long-term bonds payable	200,000	9,648,155
Convertible long-term note payable	23,173,200	23,173,200
Contract liability - non-current	762,000	762,000
Lease liability - non-current	100,329	120,932
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	24,236,529	33,705,287
Total Liabilities	58,093,967	61,786,298
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 17,813,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 20243 and December 31, 2023	17,813	16,720
Additional paid in capital	104,205,425	97,015,470
Subscribed capital	-	5,004,000
Accumulated deficits	(81,315,073)	(74,719,954)
Accumulated other comprehensive loss	(1,081,610)	(334,583)
Total Stockholders’ Equity	21,826,555	26,981,653
Total Liabilities and Stockholders’ Equity	$79,920,522	$88,767,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net sales	$18,480	$454,281

Service income - related party	34,775	-

Total Revenue	53,255	454,281

Cost of sales	38,116	447,781

Gross Profit	15,139	6,500

Operating expenses	5,066,442	3,643,426

Loss from Operations	(5,051,303)	(3,636,926)

Non-operating loss
Foreign currency exchange gain (loss)	(688,595)	179,589
Unrealized investment gain (loss)	672	(7,829)
Interest expenses	(840,837)	(361,207)
Other gain (loss), net	(12,656)	71,937
Net Non-Operating Loss	(1,541,416)	(117,510)
Loss Before Income Taxes	(6,592,719)	(3,754,436)
Income Tax Expense	2,400	-
Net Loss	(6,595,119)	(3,754,436)

Other Comprehensive Income (loss)
Change in foreign currency translation adjustments	(747,027)	134,254
Total Comprehensive Loss	$(7,342,146)	$(3,620,182)

Net Loss Per Common Share:
Basic	$(0.3697)	$(0.3804)
Diluted	$(0.3697)	$(0.3804)

Weighted Average Shares Outstanding - Basic	17,839,228	9,869,165
Weighted Average Shares Outstanding - Diluted	17,839,228	9,869,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	134,254	134,254
Net loss for the period	-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479

For the three months ended March 31, 2024

	Common Stock		Additional Paid in	Capital	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Injection	Deficits	Income (Loss)	Equity
Balance as of January 1, 2024	16,720,451	$16,720	$97,015,470	$5,004,000	$(74,719,954)	$(334,583)	26,981,653
Issuance of common stock	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	633,048	-	-	-	633,048
Other comprehensive income	-	-	-	-	-	(747,027)	(747,027)
Net loss for the period	-	-	-	-	(6,595,119)	-	(6,595,119)
Balance as of March 31, 2024	17,813,451	$17,813	$104,205,425	$-	$(81,315,073)	$(1,081,610)	$21,826,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,595,119)	$(3,754,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506,980	316,272
Stock-based compensation	633,048	54,891
Unrealized investment (gain) loss	(672)	7,829
Interest expense of bonds issuance costs	216,942	125,135
Interest expense on repayment of long term loan	383,239	-
Changes in operating assets and liabilities:
Accounts receivable	41,088	-
Inventories	-	-
Prepaid expenses and other current assets	(703,222)	(2,138,165)
Deposits	3,418	(6,236)
Accounts payable	(2,497)	(353,703)
Accrued expenses and other current liabilities	3,029,865	655,362
Operating lease liability	14,401	(17,880)
Net Cash Used for Operating Activities	(2,472,529)	(5,110,931)

Cash Flows from Investing Activities
Prepayment for land	(346,070)	-
Proceeds from disposal of long-term investment	-	325,578
Purchase of property and equipment	(11,275)	(335,825)
Net Cash (Used) Provided by Investing Activities	(357,345)	(10,247)

Cash Flows from Financing Activities
Proceeds from short-term loan	32,414	758,439
Repayment of long-term loan	(3,086)	(2,605)
Prepayment for land	(5,004,000)	-
Proceeds from issuance of common stock	6,558,000	-
Repayment of long term note payable	(7,330,000)	-
Payment on finance lease liability	(2,826)	(2,924)
Net Cash Provided by Financing Activities	(5,749,498)	752,910

Net Decrease in Cash and Restricted Cash	(8,579,372)	(4,368,268)
Cash and Restricted Cash, Beginning of Period	7,428,702	10,101,920
Foreign Currency Translation Effect on Cash	1,269,445	(210,105)
Cash and Restricted Cash, End of Period	$118,775	$5,523,547

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-

Cash and Restricted Cash:
Cash	$103,756	$2,299,190
Restricted cash	15,019	3,224,357
Total	$118,775	$5,523,547

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024 and the results of operations and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three months periods are unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2024 and December 31, 2023, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $94,000 and $7,246,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of March 31, 2024 and December 31, 2023, the Company had $0 and $41,088 Account Receivable. Therefore, allowances for expected credit losses were $0 as of March 31, 2024 and December 31, 2023.

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

Depreciation is computed by using the straight-line and double declining methods over the following estimated service lives: ground station equipment - 5 years, computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment - 5 years, vehicles - 5 to 6 years and lease improvement - 5 years or remaining lease term, whichever is shorter.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three months ended March 31, 2024.

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

As Aerkomm is currently still in the development stage and will not start generating revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before year 2023 are limited and uncertain, and due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 in 2023. After the impair measurement, the net goodwill is $4,573,819.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on December 31, 2023. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of March 31, 2024 and December 31, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the three ended March 31, 2024 composed of the sales of ground antenna unit and test support to a related party. The majority of the Company’s revenue is recognized at a point in time when product is shipped, or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,500,900 and 2,011,867 common stock equivalents, primarily stock options and warrants, for the three months ended March 31, 2024 and 2023, respectively. For the fiscal three months ended March 31, 2024 and 2023, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU became effective beginning in the first quarter of the Company’s fiscal year 2023. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2024.

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

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2024.

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

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and is being renewed automatically unless otherwise terminated by either party. As of March 31, 2024, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as short-term investment with an accumulated unrealized loss of $672. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

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

As of December 31, 2021, 5,000,000 shares of Ejectt’s common stock were restricted and booked under long-term investment. (See Note 8) As of March 31, 2024 and December 31, 2023, this investment totaled approximately a 8% ownership of Ejectt.

On September 30, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,096,148 as of March 31, 2024 and $1,143,044 as of December 31, 2023). Shinbao is a privately-held company in Taiwan. As of May 22, 2024, the stock title transfer is still under process.

As of March 31, 2024 and December 31, 2023, the fair value of the investment was as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Investment - Ejectt - short-term	$2,539,336	$2,647,975
Investment - Liquidity	13,831	13,831
Prepaid investment	1,096,148	1,143,044
Total Investment	3,649,315	3,804,850
Appreciation in market value - Ejectt	(1,935,933)	(2,018,757)
Investment cost - Ejectt - short-term	603,403	629,218
Investment cost - Liquidity	13,831	13,831
Prepaid investment	1,096,148	1,143,044

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - Inventories

As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Satellite equipment for sale under construction	$170,892	$170,892

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of March 31, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Prepaid professional expense	$118,854	$110,043
Others	80,196	48,128
Total	$199,050	$158,171
Prepayment for equipment and intangible assets - related party	2,073,448	2,076,138
Prepayment for equipment and intangible assets - others	8,465,922	8,326,017
Total	$10,539,370	$10,402,155

NOTE 7 - Property and Equipment, Net

As of March 31, 2024 and December 31, 2023, the balances of property and equipment were as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	2,837,049	2,847,119
Satellite equipment	275,410	275,410
Vehicle	322,033	337,637
Leasehold improvement	83,782	83,827
Furniture and fixture	38,529	38,637
	5,410,830	5,436,657
Accumulated depreciation	(3,145,708)	(3,085,789)
Net	2,265,122	2,350,868
Prepayments - land	38,814,576	40,114,286
Prepaid equipment	322,812	324,866
Total	$41,402,510	$42,790,020

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $34,404,930 as of March 31, 2024 and $35,876,858 as of December 31, 2023) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,323,267 as of March 31, 2024 and 1,379,879 as of December 31, 2023) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of May 22, 2024, the qualified license applications are still in progress.

On November 15, 2022, the Company entered into another real estate sale contract (the “Land Purchase Contract 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of March 31, 2024, the Company paid to the Seller 2 installments prepayments of NT$140,800,000 (approximately $4,409,646 as of March 31, 2024) in total.

Depreciation expense was $72,051 and $181,652 for the three months periods ended March 31, 2024 and 2023, respectively.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - Long-term Investment

As of March 31, 2024 and December 31, 2023, 5,000,000 shares of Ejectt’s common stock were restricted.

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

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of March 31, 2024 and December 31, 2023, the fair value of the long-term investment was as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Investment at cost - Ejectt - long-term	$4,087,065	$4,261,920
Investment at cost - AnaNaviTek	-	-
Net	$4,087,065	$4,261,920

NOTE 9 - Intangible Asset, Net

As of March 31, 2024 and December 31, 2023, the cost and accumulated amortization for intangible asset were as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Satellite system software	$17,391,926	$17,406,469
Accumulated amortization	(4,815,443)	(4,381,777)
Net	$12,576,483	$13,024,692

Amortization expense was $434,929 and $123,750 for each of the three months periods ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, the goodwill were as follows

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2023	$4,561,037	-	4,561,037
Addition	4,573,819	(4,561,037)	12,782
December 31, 2023	9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
March 31, 2024 (unaudited)	$9,134,856	$(4,561,037)	$4,573,819

There is $0 and $4,561,037 impairment loss on goodwill was recognized for three-month period ended March 31, 2024 and the year ended December 31, 2023 for all past mergers activities.

As Aerkomm is currently still in the development stage and will not start generating revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before year 2023 is limited and uncertain. Due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 by performing the two-step goodwill impairment test. After the impairment  measurement, the net goodwill is $4,573,819.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of MEPA is calculated as follows;

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable - current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder - non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable liabilities assumed	11,926,181
Goodwill as a result of the acquisition	$4,573,819

NOTE 11 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2024	2023
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.75 Year	1.97 Years
Finance lease	0.60 Years	0.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

AERKOMM INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

Operating Leases

	March 31, 2024	December 31, 2023
	(Unaudited)
Right-of-use assets	$191,307	$221,417
Lease liability - current	$161,026	$155,763
Lease liability - non-current	$100,329	$120,932

Finance Leases

	March 31, 2024	December 31, 2023
	(Unaudited)
Property and equipment, at cost	$53,179	$56,770
Accumulated depreciation	(46,975)	(47,968)
Property and equipment, net	$6,204	$8,802

Lease liability - current	$9,474	$12,669
Lease liability - non-current	-	-
Total finance lease liabilities	$9,474	$12,669

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months periods ended March 31, 2024 and 2023:

Operating Leases

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Lease expense	$32,001	$33,184
Sublease rental income	(2,019)	(24,580)
Net lease expense	$29,982	$8,604

Finance Leases

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,700	$2,794
Interest on lease liabilities	109	218
Total finance lease cost	$2,809	$3,012

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the three months periods ended March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15,743	$9,531
Operating cash outflows from finance lease	$2,674	$2,706
Financing cash outflows from finance lease	$151	$218
Leased assets obtained in exchange for lease liabilities:
Operating leases	$-	$345,204

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
April 1, 2024 - March 31, 2025	$99,755	$99,755
April 1, 2025 - March 31, 2026	89,256	89,256
April 1, 2026 - March 31, 2027	14,876	14,876
Total lease payments	$203,887	$203,887
Less: Imputed interest	(12,580)	(12,580)
Present value of lease liabilities	$191,307	$191,307
Current portion	(90,978)	(90,978)
Non-current portion	$100,329	$100,329

Finance Leases

Total
(Unaudited)
April 1, 2024 - March 31, 2025	$9,625
April 1, 2025 - March 31, 2026	-
Total lease payments	$9,625
Less: Imputed interest	(151)
Present value of lease liabilities	$9,474
Current portion	9,474
Non-current portion	$-

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

NOTE 13 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$46,978 as of March 31, 2024 and US$48,988 as of December 31, 2023), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. Future installment payments as of March 31, 2024 and December 31, 2023 are as follows:

Twelve months ending March 31,	(Unaudited)
2024	1,982
2025	-
Total installment payments	1,982
Less: Imputed interest	(24)
Present value of long-term loan	1,958
Current portion	(1,958)
Non-current portion	$-

Year ending December 31,
2024	$5,168
2025	-
Total installment payments	5,168
Less: Imputed interest	(123)
Present value of long-term loan	5,045
Current portion	(5,045)
Non-current portion	$-

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

As of March 31, 2024 and December 31, 2023, the long-term bonds payable consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Credit Enhanced Zero Coupon Convertible Bonds	$3,053,239	$10,000,000
Coupon Bonds	200,000	200,000
	3,253,239	10,200,000
Unamortized loan fee	(334,902)	(551,845)
Net	$2,918,337	$9,648,155

Bond issuance cost was $216,943 and $125,134 for the three months ended March 31, 2024 and 2023, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 31, 2022. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $1,222,571 as of March 31, 2024, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2024 and December 31, 2023, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2024, the project is still ongoing.

NOTE 17 - Income Taxes

Income tax expense for the three months periods ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
Current:	(Unaudited)	(Unaudited)
Federal	$-	$-
State	2,400	-
Foreign	-	-
Total	$2,400	$-

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the three months periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(1,856,347)	$(642,805)
Net operating loss carryforwards (NOLs)	1,366,499	1,008,874
Foreign investment gain (losses)	116,696	(140,193)
Stock-based compensation expense	134,900	11,500
Amortization expense	34,000	18,900
Accrued payroll	109,600	31,600
Unrealized exchange gain (losses)	91,252	(273,276)
Others	5,800	(14,600)
Tax expense at effective tax rate	$2,400	$-

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Income Taxes - Continued

Deferred tax assets (liability) as of March 31, 2024 and December 31, 2023 consist approximately of:

	March 31, 2024	December 31, 2023
	(Unaudited)
Net operating loss carryforwards (NOLs)	$16,496,000	$14,831,000
Stock-based compensation expense	3,502,000	3,502,000
Accrued expenses and unpaid expense payable	1,041,000	889,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	109,000	20,000
Excess of tax amortization over book amortization	(216,000)	(285,000)
Others	47,000	27,000
Gross	21,047,000	19,052,000
Valuation allowance	(21,047,000)	(19,052,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1,995,000 for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $31,114,000 and $30,009,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2024 and December 31, 2023, the Company had State NOLs of approximately $50,631,000 and $46,427,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of March 31, 2024 and December 31, 2023, the Company has Japan NOLs of approximately $263,000 and $260,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of March 31, 2024 and December 31, 2023, the Company has Taiwan NOLs of approximately 8,372,000 and $6,173,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of March 31, 2024 and December 31, 2023, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2024 and December 31, 2023, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2024 and December 31, 2023, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

a.	As of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Other receivable from:
EESquare JP [1]	$241,370	$173,858
Ejectt[3]	-	15,983
WTL[4]	1,258,267	956,835
Others[6]	21,225	21,073
Total	$1,520,862	$1,167,749

Prepaid expenses to Ejectt[3]	$2,073,448	2,076,138

Prepayment from Ejectt [3]	$6,154,989	$6,534,908

Other payable to:
AATWIN [5]	$19,047	$19,047
Interest payable to WTL[4]	56,600	59,021
StarJec[2]	104,093	111,702
Kevin Wong[6]	106,374	75,326
Others [7]	455,728	461,704
Total	$741,842	$726,802

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $673 per month as of March 31, 2024. This amount represents outstanding balance receivable from EESquare JP as of March 31, 2024.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800 as of December 31,2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of March 31, 2024.

3.	Represents prepayment paid by Ejectt to order [6] sets of antennas from Aircom Telecom with prepayment of $1,243,247 as of December 31, 2023 and $1,192,240 as of March 31, 2024. As of June 17, 2023, Aerkomm Taiwan entered into MOU with Ejectt to appoints Ejectt as its exclusive represent agency in Taiwan with NTD 20,000,000 security deposit (approximately $653,168 as of December 31, 2023 and $626,370 as of March 31, 2024). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $4,035,624 as of March 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $167,032 as of March 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,073,448 as of March 31,2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19 - Significant Related Party Transactions - Continued

4.	The Company has loans from WTL due to operational needs under the Loans (Note 1). The Company has interest payable balance of $59,021 as of December 31, 2023 and $56,600 as of March 31, 2024 (approximately NTD 1,807,000) for past Loan. The Company borrowed $1,258,267 as of March 31, 2024.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $75,326 (approximately NTD 2,306,000) as of December 31, 2023 and $106,374 (approximately NTD 3,396,000) as of March 31, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the three months periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$53,255	$454,281
Rental income from EESqaure JP [2]	(2,019)	(2,266)

1.	Represents 2 orders sold to Ejectt in Q1, 2024.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2021 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $673 per month in 2024 Q1.

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

On March 1, 2024, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2024 Plan to one of the Company’s officers. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $642,374 and $54,891 for the three months periods ended March 31, 2024 and 2023, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in three months period ended March 31, 2024 and year ended December 31, 2023 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 2.99%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	37,291	3.3521	1.0539
Options outstanding at December 31, 2023	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2024 (unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the three months period ended March 31, 2024 and the year ended December 31, 2023.

Of the shares covered by options outstanding as of March 31, 2024, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	2.25	3.3521	74,580	2.25	3.3521

As of March 31, 2024, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the three months periods ended March 31, 2024 and 2023.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	1,279,688	10.8161	7.3194
Granted	805,103	2.5605	1.9779
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	2,084,791	7.6279	5.2566
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2024 (unaudited)	2,084,791	7.6279	5.2566

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three months period ended March 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	11,000	3.5070
Granted	805,103	1.9779
Vested	(144,426)	2.1351
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	671,677	1.9691
Granted	-	-
Vested	(49,147)	1.9691
Forfeited/Cancelled	-	-
Options unvested at March 31, 2024 (unaudited)	622,530	1.9691

Of the shares covered by options outstanding under the Aerkomm2017 Plan as of March 31, 2024, 1,462,261 are now exercisable; 196,588 shares will be exercisable for the twelve-month period ending March 31, 2025. Information related to stock options outstanding and exercisable at March 31, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,310,353	8.02	$3.0799	687,823	7.04	$3.5596
6.00 - 10.00	419,288	7.11	8.3356	419,288	7.11	8.3356
11.00 - 14.20	126,150	6.00	11.4688	126,150	6.00	11.4688
20.50 - 27.50	109,000	3.53	25.4982	109,000	3.53	25.4982
30.00 - 35.00	120,000	3.32	34.5479	120,000	3.32	34.5479
	2,084,791	7.21	7.6279	1,462,261	6.41	9.7898

As of March 31, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $1,163,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.10 year. No option was exercised during the three months period ended March 31, 2024 and the year ended December 31, 2023.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the three months ended March 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,683,929	2.5914	2.0098
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	3,683,929	2.5914	2.0098
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at March 31, 2024 (unaudited)	3,683,929	2.5914	2.0098

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2023 Plan for the three months period ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	-	-
Granted	3,683,929	2.0098
Vested	(509,710)	2.0167
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	3,174,219	2.0087
Granted	-	-
Vested	(226,730)	2.0087
Forfeited/Cancelled	-	-
Options unvested at March 31, 2024 (unaudited)	2,947,489	2.0087

Of the shares covered by options outstanding as of March 31, 2024, 736,440 shares are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2024, is as follows:

	Options Outstanding(Unaudited)			Options Exercisable(Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	9.21	2.5914	736,440	9.22	2.5971

As of March 31, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $5,625,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.20 years. No option was exercised during the year ended March 31, 2024.

Aerkomm 2024 Plan

Activities related to options outstanding under Aerkomm 2024 Plan for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2023	-	-	-
Granted	18,750	2.5800	1.9922
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2024 (unaudited)	18,750	2.5800	1.9922

There are no unvested stock awards under Aircom 2024 Plan for the three months period ended March 31, 2024.

Of the shares covered by options outstanding as of March 31, 2024, 18,750 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58	18,750	9.92	2.5800	18,750	9.92	2.5800

As of March 31, 2024, there was no unrecognized stock-based compensation expense for the Aircom 2024 Plan. No option was exercised during the three months periods ended March 31, 2024.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Commitments

As of March 31, 2024, the Company’s significant commitment is summarized as follows:

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

NOTE 22 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Pursuant to the terms of Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company’s common stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement), such Safe Agreements to automatically convert into shares of the common stock of IXAQ upon the closing of the Merger at $11.50 per share (such investments in the aggregate, the “SAFE Investment”).

On May 13, 2024, an aggregate of $2,000,000 of the SAFE Investment was completed. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and IXAQ.

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

By the end of 2022, over 5.4 billion people globally subscribed to a mobile service, including 4.4 billion people who also used the mobile internet. The mobile internet usage gap has narrowed markedly in the last five years - from 50% in 2017 to 41% in 2022 on average - but still remains significant and demands urgent attention from all stakeholders.

In 2022, mobile technologies and services generated 5% of global GDP, a contribution that amounted to $5.2 trillion of economic value added and supported 28 million jobs across the wider mobile ecosystem. 5G will underpin future mobile innovation and services, building on ongoing deployments and adoption.

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

In connection with the transaction described herein, the Company filed relevant materials with the SEC, including the Registration Statement on Form S-4 and a proxy statement/prospectus.

Additional information relating to the S-4 can be found in our Current Report on Form 8-K filed with the SEC on May 16, 2024.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance will be driven by various factors that affect the commercial airline industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

●	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	the extent of the adoption of our products and services by airline partners and customers;

●	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

●	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	costs associated with managing a rapidly growing company;

●	the impact and after effects of the global coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

●	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net Sales	$18,480	$454,281	$(435,801)	(95.9)%
Service income	34,775	-	34,775	100.0%
Cost of sales	38,116	447,781	(409,665)	(91.5)%
Operating expenses	5,066,442	3,643,426	1,423,016	39.1%
Loss from operations	(5,051,303)	(3,636,926)	(1,414,377)	38.9%
Net non-operating expense	(1,541,416)	(117,510)	(1,423,906)	1211.7%
Loss before income taxes	(6,592,719)	(3,754,436)	(2,838,283)	75.6%
Income tax expense	2,400	-	2,400	100.0%
Net Loss	(6,595,119)	(3,754,436)	(2,840,683)	75.7%
Other comprehensive income	(747,027)	134,254	(881,281)	(656.4)%
Total comprehensive loss	$(7,342,146)	$(3,620,182)	$(3,721,964)	102.8%

Revenue. We have $18,480 of net sales for the three-month period ended March 31, 2024 and $454,281 of net sales for the three-month period ended March 31, 2023, respectively. Our revenue for the three months ended March 31, 2024 was $53,255 as we are still developing our core business in in-flight entertainment and connectivity and there were few sales of equipment to one of our related parties during the period. The net sales of $454,281 ended March 31, 2023 represents income from sales of antennas to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,423,016, or 39.1% to $5,066,442 for the three-month period ended March 31, 2024, from $3,643,426 for the three-month period ended March 31, 2023. Such increase was mainly due to increases in salary expenses, stock compensation expenses, professional fees, and amortization expenses of $1,280,339, $578,157, 515,504, and $319,364, respectively, which was offset by the decreases in R&D expenses and depreciation expense of $834,271 and $109,601.

Net non-operating expense. We had $1,541,416 in net non-operating expense for the three-month period ended March 31, 2024, as compared to net non-operating expense of $117,510 for the three-month period ended March 31, 2023. The net non-operating expense in the three-month period ended March 31, 2024 includes foreign exchange loss of $688,595, unrealized investment gain of $672, interest expenses of $840,837, and other loss, net of $12,656. Net non-operating expense in the three-month period ended March  31, 2023 represents gain on foreign exchange translation of $179,589, unrealized loss from the transactions of our liquidity contract and prepaid investment of $7,829, other financing cost due to amortization of convertible bonds issuing cost of $125,134 and interest expense of $236,073, which was offset by the interest income and other incomes of $71,937.

Loss before income taxes. Our loss before income taxes increased by $2,838,283, or 75.6%, to $6,592,719 for the three-month period ended March 31, 2024, from a loss of $3,754,436 for the three-month period ended March 31, 2023, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 for the three-month period ended March 31, 2024, as compared to the income tax expense of $0 for the three-month period ended March 31, 2023.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $3,721,964, or 102.8%, to $7,342,146 for the three-month period ended March 31, 2024, from $3,620,182 for the three-month period ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $103,756 and restricted cash of $15,906. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Three Months Ended March 31,
	2024	2023
Net cash used for operating activities	$(2,472,529)	$(5,110,931)
Net cash provided by investing activity	(357,345)	(10,247)
Net cash provided by financing activity	(5,749,498)	752,910
Net decrease in cash and cash equivalents	(8,579,372)	(4,368,268)
Cash at beginning of year	7,428,702	10,101,920
Foreign currency translation effect on cash	1,269,445	(210,105)
Cash at end of year	$118,775	$5,523,547

Operating Activities

Net cash used for operating activities was $2,472,529 for the three months ended March 31, 2024, as compared to $5,110,931 for the three months ended March 31, 2023. In addition to the net loss of $6,595,119, the decrease in net cash used for operating activities during the three-month period ended March 31, 2024 was mainly due to the decrease in accounts receivable and the increase in accrued expenses and other current liabilities of $41,088 and $3,029,865, respectively, offset by the decrease in prepaid expenses and other current assets of $703,222. In addition to the net loss of $3,754,436, the increase in net cash used for operating activities during the three-month period ended March 31, 2023 was mainly due to increase in prepaid expenses, accounts payable, and other payable of $2,068,638, $353,703, and $425,562, respectively, offset by the increase in accrued payroll liability and prepayment from customer, interest payable of $152,518, $352,081, and $235,482.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $357,345 as compared to net cash used by investing activities of $10,247 for the three months ended March 31, 2023. The net cash provided by investing activities for the three months ended March 31, 2024 was mainly prepayment for land of $346,070, which was offset by the cash used for the purchase of property and equipment of $11,275. The net cash provided by investing activities for the three months ended March 31, 2023 was mainly for the proceeds from disposal of long term investment of $325,578, which was offset by the purchase of property and equipment of $335,825.

Financing Activities

Net cash used and provided by financing activities for the three months ended March 31, 2024 and 2023 was $5,749,498 and $752,910, respectively. Net cash provided by financing activities for the three months ended March 31, 2024 were mainly attributable to net proceeds from issuance of common stock in the amount of $6,558,000 offset by repayment of long term note payable of $7,330,000. Net cash provided by financing activities for the three months ended March 31, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $758,439.

On December 3, 2020, the Company closed a private placement offering (the “Bond Offering”) consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bond due 2025 (the “Credit Enhanced Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds due 2025 (the “Coupon Bonds,” and together with the Credited Enhanced Bonds, the “Bonds”). On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to us a request for redemption of the Bonds in full. As of January 16, 2024, the Company had repaid $7,330,000 out of a total of $10,398,385 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $3,068,385 owed on the bonds, plus any additional accrued interest, within the next few months.

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

Capital expenditures for the three months ended March 31, 2024 and 2023 were $357,345 and $335,825, respectively.

We anticipate an increase in capital spending in fiscal year 2024 and estimate that capital expenditures will range from $3 million to $10 million as we will continue to advance our semiconductor designs, our software-defined platforms and continue to execute our network expansion strategy. We expect to be able to raise these required funds in connection with our planned Merger with IXAQ although we cannot provide assurance that we will be successful in this effort.

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

Subsequent Events

Pursuant to the terms of Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company’s common stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement), such Safe Agreements to automatically convert into shares of the common stock of IXAQ upon the closing of the Merger at $11.50 per share (such investments in the aggregate, the “SAFE Investment”).

On May 13, 2024, an aggregate of $2,000,000 of the SAFE Investment was completed. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and IXAQ.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2024 and December 31, 2023, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $94,000 and $7,246,000 as of March 31, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the three-month periods ended March 31, 2024 and 2023, we incurred approximately $11,275 and $0 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment - 5 years, vehicles - 5 years and lease improvement - 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the three-month periods ended March 31, 2024 and 2023.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on March 31, 2024. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of March 31, 2024.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to May *, 2024, the date on which these consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2024 have been included in these consolidated financial statements.

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

Financial Instruments - Credit Losses

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 did not have a significant impact on our unaudited condensed consolidated financial statements as of and for the three months period ended March 31, 2024.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 did not have a significant impact on the Company’s consolidated financial statements as of and for the three month ended March 31, 2024.

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

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on May 7, 2024, and further referenced below, which we are still in the process of remediating as of March 31, 2024, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on May 7, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 7, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 29, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)