Form 10-K/A
period 2023-12-31
Aerkomm Inc.
filed 2024-09-05
CIK 1590496

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

AERKOMM INC.

Form 10-K/A Amendment No. 1 Explanatory Note

Background of Restatement

This Amendment No. 1 (“Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of Aerkomm Inc. (the “Company”) for the year ended December 31, 2023 (“Original Form 10-K”), which Original Form 10-K was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2024. This Amendment includes restatements of December 31, 2023 and December 31, 2022 financial statements (the “Relevant Periods”) Considering such restatement, the Company concluded that such financial statements for the Relevant Periods should no longer be relied upon. This Amendment includes the restated financial statements for the Relevant Periods. The restatement is related to correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt instead Also, due to the Company’s evidence indicating an intention to hold an investment for more than one year, the Company has reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction has been made to reclassify other receivable-related party loans to short-term loan-others, based on the confirmation letter, In addition, The Credit Enhanced Zero Coupon Convertible Bonds have been redeemed by the bond holder and early redemption loss and default interest expenses are accrued.

Effects of Restatement

The Company has included in this Amendment certain restated items on the previously issued balance sheet, statement of operations, statement of stockholders’ equity and statement of cashflow dated as of December 31, 2023 and December 31, 2022 that were previously reported in the Original 10-K, to restate, in pertinent part, the following:

●	For December 31, 2023, to reflect a decrease of short-term investment from $3,804,850 to $1,156,875.

●	For December 31, 2023, to reflect an increase of other receivable-related parties from $1,167,749 to $2,147,501.

●	For December 31, 2023, to reflect an increase of long-term investment from $4,261,920 to $5,013,814.

●	For December 31, 2023, to reflect a net increase of short-term loan from $132,257 to $5,712,244.

●	For December 31, 2023, to reflect an increase of Convertible Long-term bonds payable - current from $0 to $10,303,775.

●	For December 31, 2023, to reflect a net decrease of other payable from $12,617,277 to $8,057,112.

●	For December 31, 2023, to reflect an increase of convertible long-term notes payable – current from 0 to $23,173,200 and a decrease of convertible long-term notes payable from $23,173,200 to 0.

●	For December 31, 2023, to reflect a decrease of convertible long-term bonds payable from $9,648,155 to $200,000.

●	For December 31, 2023, to reflect an increase of net loss from $21,073,973 to $23,833,723.

●	For December 31, 2023, to reflect a decrease of foreign currency translation adjustment from $39,391 to $7,370.

●	For December 31, 2023, to reflect a net decrease in net cash provided by (used) in operating activities to ($2,145,787) from $522,721.

●	For December 31, 2023, to reflect a net increase in net cash used in investing activities to $6,005,023 from $8,096,308.

●	For December 31, 2023, to reflect an increase in net cash provided by financing activities to $8,430,528 from $3,670,735.

●	For December 31, 2023, to reflect an increase of $2,759,750 in accumulated deficits to $77,479,704 from $74,719,954.

●	For December 31, 2023, to reflect an increase of $32,021 in accumulated other comprehensive loss to $366,604 from $334,583.

●	For December 31, 2023, to reflect an increase of $2,759,750 in net non-operating loss to $2,360,799 from net non-operating gain of $398,951.

●	For December 31, 2023, to reflect an increase in net loss per common shares from $(1.81) to $(2.04) for both basic and diluted.

●	For December 31, 2022, to reflect a decrease of short-term investment from $2,009,238 to $1,159,060.

●	For December 31, 2022, to reflect an increase of long-term investment from $4,572,243 to $5,422,425.

●	For December 31, 2022, to reflect the omission of $8,937,006 in convertible long-term bonds payable – current.

●	For December 31, 2022, to increase short-term loan to $1,799,090 from $978,896 and to reduce other payable from $5,017,040 to $4,196,846.

●	For December 31, 2022, to reduce convertible long-term bonds payable to $200,000 from $9,648,155.

●	For December 31, 2022, to reflect a net increase in net cash used by operating activities to $11,914,443 from $11,094,249.

●	For December 31, 2022, to reflect a net increase in net cash provided by financing activities to $19,006,704 from $19,826,898.

The restatement of the financial statements involved changes to the Company’s balance sheet, statement of operations, statement of stockholders’ equity and statement of cashflow the statement of operation, equity, and cashflow and its corresponding Notes to Consolidated Financial Statements. See Note 2, Note 4, Note 8, Note 11, Note 13, Note 15, and Note 22 to Financial Statements included this Amendment for additional information on the restatements and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 9A. Controls and Procedures. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

This Amendment is as of the filing date of the Original Form 10-K and should be read in conjunction with the Original Form 10-K. This Amendment does reflect subsequent information and events under “Subsequent Events” in Note 25. Otherwise, no other information included in the Original Form 10-K has been modified or updated in any way, except as described above.

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

Our technologies, combined with our current and prospective regional satellite operators licenses, enable us to be a distribution partner for our current and potential satellite operator partners’ bandwidth. We aim to identify, unlock and expand new use-cases for satellite communications, providing value both to our customers, and to enable new revenue streams for both our satellite operator partners whose bandwidth we resell and for us.

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

Rapidly Growing In-Flight Internet Markets

The International Air Transport Association (IATA) expects overall traveler numbers to reach 4.0 billion in 2024 spread across 23,000 airplanes. Only about 25% of these airplanes are equipped to offer some form of onboard connectivity, and that connectively is often marked by erratic quality, slow speeds and low broadband. Less than 25% of the world’s airline companies are providing some form of in-flight Wi-Fi services. We believe that there is a huge market potential among the many unconnected airlines.

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

Our Contracts with Civilian Telecommunications Partners

In Taiwan, the Company’s subsidiary, Aerkomm Taiwan Inc., in collaboration with its exclusive agent, EJECTT Inc. (Ejectt), successfully secured the first stage bid for the verification project titled “Emerging Technology Application for Enhancing Communication Network Resilience in Emergencies or War” from the Taiwan Telecom Technology Center (TTC) on August 9, 2023. The extensive network setup we proposed, “Asynchronous Satellite Network Leasing and Transmission Service Procurement Project,” is designed to validate the effectiveness of the heterogeneous resilient network architecture.

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

Negotiations with prospective aerospace & defense partners and potential customers require substantial time, effort and resources. The time required to reach a final agreement with an aerospace & defense prime contractor or a military customer is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. To the extent that any negotiations with current or future potential aerospace & defense partners or customers are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

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

On December 3, 2020, we made a prepayment to three individuals to purchase from them an aggregate of 6,000,000 restricted shares of Ejectt Inc. for approximately $5 million, for business purposes in Taiwan relating to the AirCinema Cube. Ejectt Inc. is a local business partner of ours. Although we are purchasing these shares as a long-term investment, the shares are currently restricted. If we determine that we need to sell these shares to raise funds for other business purposes, there may not be an immediate buyer and we may have to sell the shares at a loss. This could have a negative effect on our income statement and our ability to raise funds when needed.

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

In the course of preparing its financial statements for quarter ended June 30, 2024, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2023. The restatement is to reflect a correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short term debt instead, which required updating to the Company’s Liabilities on its Consolidated Balance Sheets. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the year ended December 31, 2023 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required. As part of such process, we identified a material weakness in our internal controls over financial reporting, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of non-current liabilities to current liabilities.”

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

The Company has restated the accompanying consolidated financial statements and related disclosure for the year ended December 31, 2023 that were previously included in the Form 10-K filed with the SEC on May 7, 2024. The restatement is to reflect a correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short term debt instead, which required updating to the Company’s Liabilities on its Consolidated Balance Sheets. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the year ended December 31, 2023 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the liabilities, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Merger with Ejectt, Inc.

On March 4, 2024, Ejectt was officially delisted. Aerkomm Taiwan Inc. held a shareholder meeting on May 23, 2024 to approve the merger with Ejectt. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction.

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

Results of Operations

The discussion below relates to our two fiscal years ended on December 31, 2023 and 2022.

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Change
	2023	2022	$	%
Sales	$731,090	$-	$731,090	100%
Cost of sales	1,810,876	-	1,810,876	100%
Operating expenses	15,830,119	10,425,183	5,404,936	51.8%
Impairment loss on Goodwill	4,560,619	-	4,560,619	100%
Loss from operations	(21,470,524)	(10,425,183)	(11,045,341)	105.9%
Net non-operating loss	(2,360,799)	(1,450,572)	(910,227)	62.7%
Loss before income taxes	(23,831,323)	(11,875,755)	(11,955,568)	100.7%
Income tax expense	2,400	2,968	(568)	(19.1)%
Net Loss	(23,833,723)	(11,878,723)	(11,955,000)	100.6%
Other comprehensive income	7,370	1,522,184	(1,514,814)	(99.5)%
Total comprehensive loss	$(23,826,353)	$(10,356,539)	$(13,469,814)	130.1%

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

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $5,404,936 from $10,425,183 for the year ended December 31, 2022 to $15,830,119 for the year ended December 31, 2023. Such increase was mainly due to the increase in payroll and related expenses, accounting fees, impairment loss on goodwill, and R&D expenses in the amount of $3,315,810, $366,448, $4,560,619, $805,109, respectively, which was offset by the decrease in auditing expense, consulting fees, and other expense in the amount of $121,693, $158,287, and $276,473 respectively.

Net non-operating loss. We had $2,360,799 net non-operating loss for year ended December 31, 2023 as compared to $1,450,572 in net non-operating loss for the year ended December 31, 2022. Net non-operating loss for the year ended December 31, 2023, primarily consisted of Redemption loss of $855,620, Interest expense of $1,509,429, offset by Other income of $158,355. Net non-operating loss for the year ended December 31, 2022, primarily consisted of foreign currency exchange loss of $1,587,157, Interest expense of $483,495, offset by other income of $740,315.

Loss before income taxes. Our loss before income tax is $23,831,323 for the year ended December 31, 2023 as compared to the loss of $11,875,755 for the year ended December 31, 2022, an increase of $11,955,568, or 100.7%, as a result of the factors described above.

Income tax expense. Income tax expense decreased by $568 to $2,400 for the year ended December 31, 2023, from an income tax expense of $2,968 for the year ended December 31, 2022. The income tax expenses were mainly due to California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $ 13,469,814, or 130.1%, to $ 23,826,353 for the year ended December 31, 2023, from $10,356,539 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $4,202,797 and restricted cash of $3,225,905. We have financed our operations primarily through cash proceeds from financing activities, including from our 2023 Offering, the issuance of convertible notes in 2022.

The following table provides detailed information about our restated net cash flow for years ended December 31, 2023 and 2022:

Cash Flow

	Restated Years Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(2,145,787)	$(11,914,443)
Net cash used in investing activities	(8,096,308)	(2,763,317)
Net cash provided by financing activities	8,430,528	19,826,898
Net increase (decrease) in cash and restricted cash	(1,811,567)	5,149,138
Cash and restricted cash at beginning of year	10,101,920	3,288,813
Foreign currency translation effect on cash and restricted cash	(861,651)	1,663,969
Cash and restricted cash at end of year	$7,428,702	$10,101,920

Operating Activities

Net cash used in operating activities was $2,145,787 for the year ended December 31, 2023, as compared to $11,914,443 for the year ended December 31, 2022. In addition to the net loss of $23,833,723, the decrease in net cash used by operating activities during the year ended December 31, 2023 was mainly due to increase in the cash used in prepaid expense and prepayment for equipment and intangible assets and deposits of $1,626,933, $219,500, respectively, offset by the increase in other receivable-related parties, and accrued expenses, prepaid from customer-related party and other payable of $252,329, $3,446,193, $5,276,122, and $3,836,063, respectively.

In addition to the net loss of $11,878,723, the increase in net cash used in operating activities during the year ended December 31, 2022 was mainly due to increase in other receivable-related parties, other receivable-others, and prepaid expense, and a decrease in other payable and other payable – related party – of $303,954, $118,257, $3,336,327, $246,299 $353,933, respectively, offset by the decrease in accounts receivable, increase in accounts payable, and prepaid from customer – related party of $136,800, $397,387, and $1,258,786 respectively.

$3,795,993 of Accrued expense is our accrual for unpaid salaries due to substantially all of our employees (including those of our wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of our employees in 2023. As of the date of this filing, approximately forty percent (40%) of such accrued unpaid salaries have been settled pursuant to the form of letter outlining Aerkomm employee’s stock option exercise forms. Employees signing such agreement have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of common stock in return for waiving the right to receive an aggregate of $3,051,000 in unpaid salary. Over the course of the coming quarters, we will try to settle, in cash, the remaining $4,525,034 of the accrued unpaid salaries as of April 30, 2024. We cannot guarantee that our employees will continue to demonstrate their confidence in the Company and its future by opting to continue to accept deferral of all or some of their cash salaries in order to support the holistic management of the Company’s liquidity.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2023 was $8,096,308 as compared to $2,763,317 for the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2023 was mainly due to disbursement for other receivable - related parties loans of $2,091,285, purchase of property and equipment of $1,738,705, purchase of intangible asset of $354,469, and prepayment for land of $4,237,427. The net cash used in investing activities for the year ended December 31, 2022 was mainly due to the purchase of short-term investment of $1,138,952, purchase of property and equipment of $1,306,610.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2023 and 2022 was $8,430,528 and $19,826,898, respectively. Net cash provided by financing activities for the year ended December 31, 2023 was mainly attributable to the net proceeds from proceeds from injection of subscribed capital of $5,004,000 and proceeds from short-term loans of $3,780,041, offset by the repayment of short-term loan of $330,848. Net cash provided by financing activities for the year ended December 31, 2022 was mainly attributable to proceeds from long-term notes of $18,849,200.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to us a request for redemption of the Bonds in full. As of January 16, 2024, the Company has repaid $7,288,340 out of a total of $10,358,024 of principal and interest due on the Bonds. We expect to repay the remaining balance of the amount of $3,069,683 owed on the bonds within the next few months.

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

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. For the years ended December 31, 2023 and 2022, the Company incurred $1,335,849 and $530,740 of research and development costs, respectively.

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

There have been no changes in our internal control over financial reporting during the fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the fiscal year 2023, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina, Chief Executive Officer and Interim Chief Financial Officer(2)	2023	584,672	1,117,573	28,692	1,730,937
	2022	567,999	460,157	71,088	1,099,244
Georges Caldironi (3)	2023	324,818	-	-	324,818
	2022	265,066	522,000	33,648	820,714
Jeffrey Wun, President and Chief Technology Officer (4)	2023	384,000	1,869,980	-	2,253,980
	2022	192,301	-	-	192,301

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer. On August 29, 2022, Mr. Giordimaina was also appointed as our interim Chief Financial Officer.

(3)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020. The option awards were granted to AA Twins, which is controlled by Mr. Caldironi, according to the consulting agreement.

(4)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Technology Officer since March 22, 2020.

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

Outstanding Equity Awards Fiscal Year Ended December 31, 2023 and 2022

As of December 31, 2023 and 2022, Mr. Wun had options outstanding and exercisable for 23,141 and 23,141 shares of our common stock at an average exercise price of $9.66 and $9.66 per share, respectively. As of December 31, 2023 and 2022, Mr. Giordimaina had options outstanding and exercisable for 441,099 and 366,099 shares of our common stock at an average exercise price of $5.92 and $6.56 per share. As of December 31, 2023 and 2022, Mr. Caldironi had options outstanding and exercisable for 99,676 and 99,676 shares of our common stock at an average exercise price of $8.91 and $8.91 per share, respectively. As of December 31, 2023 and 2022, Mr. Lin had options outstanding and exercisable for 19,605 and 19,605 shares of our common stock at an average exercise price of $10.33 and $10.33 per share, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Audit Fees	$200,000	$200,000
Audit-Related Fees	-	-
Tax Fees	35,000	35,000
All Other Fees	40,000	40,000
TOTAL	$275,000	$275,000

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

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
4.2	Convertible Bond dated December 7, 2022 issued to World Praise Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2022)
4.3*	2017 Aerkomm Inc. Equity Incentive Plan
4.4*	2023 Aerkomm Inc. Equity Incentive Plan
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)

10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)

10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38†	Reserved
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41b	Amendment No 2 to Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated April 25, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 22, 2022)

10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)
10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)
10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)
10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019
10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)
10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)
10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)
10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)
10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)
10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)

10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)
10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)
10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)
10.64	Joint Venture Agreement between the Company and Sakai Display Products Corporation dated January 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2022)
10.65	Independent Contractor Agreement with Y. Tristan Kuo dated August 29, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2022)
10.66	Stock Purchase Agreement dated September 4, 2022 by and between Aerkomm Inc. and Sakai Display Products Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.67	Subscription Agreement dated June 28, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.68	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.69	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.70	Investment Conversion and Bond Purchase Agreement dated December 7, 2022 by and between Aerkomm Inc. and World Praise Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022)
10.71	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on July 10, 2023)
10.72	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed on July 10, 2023)
10.73	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed on July 10, 2023)
10.74	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed on July 10, 2023)
10.75	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on July 10, 2023)
10.76	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed on July 10, 2023)
10.77	Nonbinding Cooperation Agreement between New Sky Satellites B.V. (SES) and Aerkomm Inc. dated January 10, 2022(Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed on July 10, 2023)
10.78	Letter of Intent between Aerkomm Inc. and Ejectt Inc. dated July 28, 2023. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 31, 2023)
10.79	Form of common stock subscription agreement entered into on July 20, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023)

10.80	Share Purchase Agreement dated July 31, 2023 by and among Aerkomm Inc., Mesh Technology Taiwan Limited and Mixnet Technology Limited. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2023)
10.81	Merger Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AKOM Merger Sub, Inc., AERKOMM Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.82	Sponsor Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Sponsor LLC, IX Acquisition Corp. and AERKOMM Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.83	Company Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AERKOMM Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 4, 2024)
10.84	Form of Amended and Restated Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 4, 2024)
10.85*	Form of Letter to Employees Regarding Pending Salary Versus Equity
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1*	List of Subsidiaries
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Taiwan MODA Satellite License (Original) (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on July 10, 2023)
99.2	Taiwan MODA Satellite License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed on July 10, 2023)
99.3	Taiwan National Communications Commission License (Original) (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on July 10, 2023)
99.4	Taiwan National Communications Commission License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed on July 10, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive Compensation Plan or Agreement

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2023 and 2022 to correct certain misstatements related to the accounting principle employed to account for its investment in the equity securities of Ejectt. The Company has also corrected the error for the classification of both convertible notes and bond payable; the two debts were previously erroneously presented as non-current liabilities. They have been reclassified to current liabilities. Additionally, the Company has corrected the error for the redemption loss on the convertible bond that was previously unrecognized. The Company also reversed an erroneous entry setting off a receivable from a related party against short term loan from a third party. Furthermore, the Company has corrected the error for the classification of interest-free loans, these debts were previously erroneously presented as other payables and have been reclassified as short-term loans.

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

Convertible bonds with early redemption features and convertible notes

We assessed the carrying value and disclosure of convertible bonds with early redemption features and convertible notes as a critical audit matter. As of December 31, 2023, the Company’s convertible bonds with early redemption features and convertible notes were $10.30 million and $23.17 million, respectively which were quantitatively material to the financial statements as a whole, and these accounts required challenging, subjective and complex judgment and assumptions regarding valuation and allocation of discounts result from original issuance discounts or discounts arising from embedded derivatives to determine that the balance is reasonable, properly disclosed, and not materially misstated.

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

San Mateo, CA

September 5, 2024

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

(As Restated)

	As of December 31,
	2023 As restated	2022 As restated

Assets
Current Assets
Cash	$4,202,797	$6,878,362
Short-term investment	1,156,875	1,159,056
Account receivable – related parties	41,088	-
Inventories, net	170,892	1,366,282
Prepaid expenses	158,171	490,044
Other receivable – related parties	2,147,501	308,544
Other receivable	122,024	119,683
Other current assets	65,937	32,666
Total Current Assets	8,065,285	10,354,637
Long-term investment	5,013,814	5,422,425
Property and Equipment, net
Cost	5,436,657	4,011,883
Accumulated depreciation	(3,085,789)	(2,486,836)
	2,350,868	1,525,047
Prepayment for land	40,114,286	35,748,435
Prepayment for equipment – internal use	324,866	458,998
Net Property and Equipment	42,790,020	37,732,480
Other Assets
Prepayment for equipment and intangible assets – customer projects – related parties	2,076,138	-
Prepayment for equipment and intangible assets – customer projects	8,326,017	7,536,409
Restricted cash	3,225,905	3,223,558
Intangible asset, net	13,024,692	1,402,500
Goodwill	4,573,819	4,561,037
Right-of-use assets, net	221,417	92,451
Deposits	534,515	315,015
Total Other Assets	31,982,503	17,130,970
Total Assets	$87,851,622	$70,640,512

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related parties	$-	$337,357
Short-term loan	5,712,244	1,799,090
Convertible long-term bonds payable – current	10,303,775	8,937,006
Convertible long-term note payable – current	23,173,200	-
Accounts payable	1,900,317	1,950,939
Accrued expenses	5,995,972	2,433,400
Other payable – related parties	726,802	340,467
Other payable	8,057,112	4,196,846
Prepayment from customer – related parties	6,534,908	1,258,786
Long-term loan – current	5,045	11,271
Lease liability – current	168,433	131,181
Total Current Liabilities	62,577,808	21,396,343
Long-term Liabilities
Convertible long-term bonds payable	200,000	200,000
Convertible long-term note payable	-	23,173,200
Long-term loan	-	5,027
Prepayments from customer – non-current	762,000	762,000
Lease liability – non-current	120,932	35,172
Restricted stock deposit liability	1,000	1,000
Total Long-term Liabilities	1,083,932	24,176,399
Total Liabilities	63,661,740	45,572,742
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023 and 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2022	16,720	9,720
Additional paid in capital	97,015,470	79,078,005
Subscribed capital	5,004,000	-
Accumulated deficits	(77,479,704)	(53,645,981)
Accumulated other comprehensive loss	(366,604)	(373,974)
Total Stockholders’ Equity	24,189,882	25,067,770
Total Liabilities and Stockholders’ Equity	$87,851,622	$70,640,512

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

	For the Year Ended December 31,
	2023 As Restated	2022

Sales – related parties	$575,395	$-
Sales	155,695	-

Total Sales	731,090	-

Cost of goods sold – related parties	461,827	-
Cost of goods sold	1,349,049	-

Total Cost of Goods Sold	1,810,876	-

Gross Loss	(1,079,786)	-

Operating Expenses	15,830,119	10,425,183

Impairment loss on Goodwill	4,560,619	-

Loss from Operations	(21,470,524)	(10,425,183)

Non-Operating Income (Loss)
Unrealized investment loss	(105,796)	(50,713)
Foreign currency exchange loss	(131,214)	(1,587,157)
Other income	158,355	740,315
Redemption loss	(855,620)	-
Interest expense	(1,509,429)	(483,495)
Other gain (loss), net	82,904	(69,522)

Net Non-Operating Income (Loss)	(2,360,799)	(1,450,572)

Loss Before Income Taxes	(23,831,323)	(11,875,755)

Income Tax Expense	2,400	2,968

Net Loss	(23,833,723)	(11,878,723)

Other Comprehensive Income
Change in foreign currency translation adjustments	7,370	1,522,184

Total Comprehensive Loss	$(23,826,353)	$(10,356,539)

Net Loss Per Common Share:

Basic	$(2.04)	$(1.20)
Diluted	$(2.04)	$(1.20)

Weighted Average Shares Outstanding - Basic	11,672,020	9,869,165
Weighted Average Shares Outstanding - Diluted	11,672,020	9,869,165

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid in	Subscribed	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficits	Loss	Equity
Balance as of January 1, 2022	-	-	9,715,889	9,716	77,825,976	-	(41,767,258)	(1,896,158)	34,172,276
Issuance of common stock	-	-	4,114	4	32,908	-	-	-	32,912
Stock compensation expense	-	-	-	-	1,219,121	-	-	-	1,219,121
Issuance of stock warrants	-	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(11,878,723)	-	(11,878,723)
Foreign currency translation adjustments	-	-	-	-	-	-	-	1,522,184	1,522,184
Balance as of December 31, 2022	-	-	9,720,003	$9,720	$79,078,005	-	$(53,645,981)	$(373,974)	$25,067,770
Issuance of common stock	-	-	7,000,448	7,000	16,493,000	-	-	-	16,500,000
Stock compensation expense	-	-	-	-	1,444,465	-	-	-	1,444,465
Capital injection	-	-	-	-	-	5,004,000	-	-	5,004,000
Net loss for the year	-	-	-	-	-	-	(23,833,723)	-	(23,833,723)
Foreign currency translation adjustments	-	-	-	-	-	-	-	7,370	7,370
Balance as of December 31, 2023	-	-	16,720,451	16,720	97,015,470	5,004,000	(77,479,704)	(366,604)	24,189,882

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	For the Year Ended December 31,
	2023 (Restated)	2022 (Restated)
Cash Flows from Operating Activities
Net loss	$(23,833,723)	$(11,878,723)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and Amortization	1,430,166	1,069,692
Stock-based compensation	1,444,465	1,219,121
Unrealized losses on trading security	105,796	50,713
Amortization of discount and bonds issuance costs	511,149	483,495
Impairment loss on Goodwill	4,560,619	-
Loss on inventories write off	1,327,788	-
Redemption loss	855,620	-
Changes in operating assets and liabilities:
Accounts receivable	(41,088)	136,800
Inventories	310,452	-
Prepaid expenses and prepayment for equipment and intangible assets – customer projects	(1,626,933)	(3,336,327)
Other receivable - related parties	252,329	(303,954)
Other receivable	(2,341)	(118,257)
Other current assets	(33,272)	(22,538)
Deposits	(219,500)	(192,469)
Accounts payable	(50,622)	397,387
Accrued expenses	3,446,193	108,400
Prepayment from customer – related party	5,276,122	1,258,786
Prepayment from customer	(94,634)	-
Other payable - related parties	386,335	(353,933)
Other payable	3,836,063	(246,299)
Operating lease liability	16,270	(186,337)
Long-term Liabilities	(3,041)	-
Net Cash Used in Operating Activities	(2,145,787)	(11,914,443)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-	7,823
Proceeds from disposal of long-term investment	325,578	-
Prepayment for land	(4,237,427)	-
Disbursement for other receivable - related parties loans	(2,091,285)	-
Purchase of property and equipment	(1,738,705)	(1,306,610)
Purchase of long-term investment	-	(325,578)
Purchase of intangible assets	(354,469)	-
Purchase of short-term investment	-	(1,138,952)
Net Cash Used in Investing Activities	(8,096,308)	(2,763,317)

Cash Flows from Financing Activities
Repayment of short-term loan	(330,848)	-
Proceeds from short-term loan	3,780,041	1,002,715
Proceeds from convertible long-term note payable	-	18,849,200
Proceeds from subscribed capital	5,004,000	-
Repayment of long-term loan	(11,253)	(13,090)
Finance lease liability	(11,412)	(11,927)
Net Cash Provided by Financing Activities	8,430,528	19,826,898

Net (Decrease) Increase in Cash and Restricted Cash	(1,811,567)	5,149,138

Cash and Restricted Cash, Beginning of Year	10,101,920	3,288,813

Foreign Currency Translation Effect on Cash and Restricted Cash	(861,651)	1,663,969
Cash and Restricted Cash, End of Year	$7,428,702	$10,101,920

Supplemental disclosures of cash flow information:
Cash	$4,202,797	$6,878,362
Restricted cash	3,225,905	3,223,558
Total	$7,428,702	$10,101,920

Cash paid during the year for income taxes	$2,400	$1,600
Cash paid during the year for interest	$14,378	$35,232
Non-cash operating, investing and financing activities:
Acquisition of Mesh	$16,493,000	-
Other payable transferred to common stock	$-	$32,912

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

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

(As Restated)

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

The Company has not generated significant revenues, excluding non-recurring revenues, and will incur additional expenses as a result of being a public reporting company. As of December 31, 2023, the Company has a negative working capital of $51 million. Currently, the Company has taken measures that management believes will improve its financial position by financing activities, including through public offerings, private placements, short-term borrowings and equity contributions. Two of the Company’s current shareholders (the “Lenders”) each committed to provide to the Company a $10 million bridge loan (together, the “Loans”) for an aggregate principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100% and the full $20 million is available to the Company.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year end date is December 31. The Company’s management discovered errors in previously issued financial statements as of December 31, 2023 and 2022, and for the years then ended, Those financial statements should no longer be relied upon. The Company is restating its financial statements as of December 31, 2023 and 2022, and for the years then ended included in this Amended Annual Report.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

The restatement of the financial statement is related to correction for four errors: 1.) the Company’s error in the selection of the proper accounting standard for its investment in equity securities after discovering that it had omitted certain facts and circumstances that are indicative of the Company’s intent for the investment including the duration and strategic purpose for the investment that are critical to the selection of the right accounting standard, consequently the Company is accounting for the investment using the cost method versus the fair value method, 2.) the Company’s error in classification of its convertible notes and convertible bonds as non-current liabilities; Management’s review of the terms of the note and bond indicated that there was less than one operating period before their respective maturities; accordingly, they have been reclassified to current liabilities; in connection with the reclassification, the Company also recognized an early redemption loss and accrued default interest expense, 3.) the Company reversed an erroneous entry that setoff and balance receivable from a related party against a loan owed to a third party; therefore, the balances are stilled owed by the related party, and there is still a loan outstanding to a third party, and 4.) the Company also reclassified its temporary interest-free loans: these debts were previously erroneously classified as other payables, but have been reclassified as short-term loans to reflect the nature of the loans.

The Company has included in this Amendment certain restated items on the previously issued balance sheet, statement of operations, statement of stockholders’ equity and statement of cashflow dated as of December 31, 2023 and December 31, 2022 that were previously reported in the Original 10-K, to restate, in pertinent part, the following:

The Company’s financial statements for the 12-month period ended December 31, 2023 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt instead. Also, due to the Company’s evidence indicating an intention to hold an investment for more than one year, the Company has reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction has been made to reclassify other receivable-related party loans to short-term loan-others, based on the confirmation letter. In addition, Credit Enhanced Zero Coupon Convertible Bonds has early redemption price at $10,303,775 and early redemption loss and default interest expenses are accrued. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Consolidated Financial Statements for further discussion.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restatement of Financial Statements

The Company has restated the accompanying consolidated financial statements and related disclosure for the year ended December 31, 2023 and 2022 that were previously included in the Form 10-K filed with the SEC on May 7, 2024. The restatement is related to correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt instead. Also, due to the Company’s evidence indicating an intention to hold an investment for more than one year, the Company has reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction has been made to reclassify other receivable-related party loans to short-term loan-others, based on the confirmation letter. In addition, Credit Enhanced Zero Coupon Convertible Bonds are reevaluated and early redemption loss and default interest expenses are accrued. The Company determined that these changes have a material impact on the filed financial statements for the year ended December 31, 2023 and 2022 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Relevant Period is presented below. The restatement had no impact on the Company’s reported operating revenues or reported operating costs and expenses.

The following table summarized the effect of the financial statement adjustments related to the restatement on each financial statement line items as of and for the years ended December 31, 2023 and as of December 31, 2022:

Due to the company’s evidence indicating an intention to hold the investment for more than one year, we have reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction to reclassify other receivable-related party to short-term loan-others, based on the confirmation letter.

The restatement is related to correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt instead. Also, due to the Company’s evidence indicating an intention to hold an investment for more than one year, the Company has reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction has been made to reclassify other receivable-related party loans to short-term loan-others, based on the confirmation letter, In addition, Credit Enhanced Zero Coupon Convertible Bond has early redemption option, resulting in the accrual of early redemption losses and 5% default interest payable.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Due to the different evaluations of long-term and short-term investments, the reclassification caused changes in 2023 Net Loss and Foreign currency translation adjustments.

Consolidated Balance Sheets (Restated)

	As of December 31, 2023
	As previously Reported	Adjustment		As restated

Assets
Current Assets
Cash	$4,202,797	$		$4,202,797
Short-term investment	3,804,850		(2,647,975)	1,156,875
Account receivable – related parties	41,088			41,088
Inventories, net	170,892			170,892
Prepaid expenses	158,171			158,171
Other receivable – related parties	1,167,749		979,752	2,147,501
Other receivable	122,024			122,024
Other current assets	65,937			65,937
Total Current Assets	9,733,508		(1,668,223)	8,065,285
Long-term investment	4,261,920		751,894	5,013,814
Property and Equipment, net
Cost	5,436,657			5,436,657
Accumulated depreciation	(3,085,789)			(3,085,789)
	2,350,868			2,350,868
Prepayment for land	40,114,286			40,114,286
Prepayment for equipment – internal use	324,866			324,866
Net Property and Equipment	42,790,020			42,790,020
Other Assets
Prepayment for equipment and intangible assets – customer projects – related party	2,076,138		-	2,076,138
Prepayment for equipment and intangible assets – customer projects	8,326,017			8,326,017
Restricted cash	3,225,905			3,225,905
Intangible asset, net	13,024,692			13,024,692
Goodwill	4,573,819			4,573,819
Right-of-use assets, net	221,417			221,417
Deposits	534,515			534,515
Total Other Assets	31,982,503			31,982,503
Total Assets	$88,767,951		$(916,329)	$87,851,622

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan – related parties	$-		$-	$-
Short-term loan	132,257		5,579,987	5,712,244
Convertible long-term bonds payable – current	-		10,303,775	10,303,775
Convertible long-term note payable – current	-		23,173,200	23,173,200
Accounts payable	1,900,317			1,900,317
Accrued expenses	5,995,972			5,995,972
Other payable – related parties	726,802			726,802
Other payable	12,617,277		(4,560,165)	8,057,112
Prepayment from customer – related parties	6,534,908			6,534,908
Long-term loan – current	5,045			5,045
Lease liability – current	168,433			168,433
Total Current Liabilities	28,081,011		34,496,797	62,577,808
Long-term Liabilities
Convertible long-term bonds payable	9,648,155		(9,448,155)	200,000
Convertible long-term note payable	23,173,200		(23,173,200)	-
Long-term loan	-		-	-
Prepayments from customer – non-current	762,000			762,000
Lease liability – non-current	120,932			120,932
Restricted stock deposit liability	1,000			1,000
Total Long-term Liabilities	33,705,287		(32,621,355)	1,083,932
Total Liabilities	61,786,298		1,875,442	63,661,740
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	-		-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023 and 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2022	16,720			16,720
Additional paid in capital	97,015,470			97,015,470
Subscribed capital	5,004,000		-	5,004,000
Accumulated deficits	(74,719,954)		(2,759,750)	(77,479,704)
Accumulated other comprehensive loss	(334,583)		(32,021)	(366,604)
Total Stockholders’ Equity	26,981,653		(2,791,771)	24,189,882
Total Liabilities and Stockholders’ Equity	$88,767,951		$(916,329)	$87,851,622

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Balance Sheets (Restated)

	As of December 31, 2022
	As previously Reported	Adjustment	As restated
Cash	$6,878,362	$-	$6,878,362
Short-term investment	2,009,238	(850,182)	1,159,056
Account receivable – related parties	-	-	-
Inventories, net	1,366,282	-	1,366,282
Prepaid expenses	490,044	-	490,044
Other receivable – related parties	308,544	-	308,544
Other receivable	119,683	-	119,683
Other current assets	32,666	-	32,666
Total Current Assets	11,204,819	(850,182)	10,354,637
Long-term investment	4,572,243	850,182	5,422,425
Property and Equipment, net
Cost	4,011,883	-	4,011,883
Accumulated depreciation	(2,486,836)	-	(2,486,836)
	1,525,047	-	1,525,047
Prepayment for land	35,748,435	-	35,748,435
Prepayment for equipment – internal use	458,998	-	458,998
Net Property and Equipment	37,732,480	-	37,732,480
Other Assets
Prepayment for equipment and intangible assets – customer projects – related parties	-	-	-
Prepayment for equipment and intangible assets – customer projects	7,536,409	-	7,536,409
Restricted cash	3,223,558	-	3,223,558
Intangible asset, net	1,402,500	-	1,402,500
Goodwill	4,561,037	-	4,561,037
Right-of-use assets, net	92,451	-	92,451
Deposits	315,015	-	315,015
Total Other Assets	17,130,970	-	17,130,970
Total Assets	70,640,512	-	70,640,512

Short-term loan – related parties	$337,357	$-	$337,357
Short-term loan	978,896	820,194	1,799,090
Accounts payable	1,950,939	-	1,950,939
Accrued expenses	2,433,400	-	2,433,400
Other payable – related parties	340,467	-	340,467
Other payable	5,017,040	(820,194)	4,196,846
Prepayment from customer – related parties	1,258,786	-	1,258,786
Convertible long-term bonds payable - current	-	8,937,006	8,937,006
Convertible long-term note payable - current	-	-	-
Long-term loan - current	11,271	-	11,271
Lease liability – current	131,181	-	131,181
Total Current Liabilities	12,459,337	8,937,006	21,396,343
Long-term Liabilities
Convertible long-term bonds payable	9,137,006	(8,937,006)	200,000
Convertible long-term note payable	23,173,200	-	23,173,200
Long-term loan	5,027	-	5,027
Prepayments from customer – non-current	762,000	-	762,000
Lease liability – non-current - others	35,172	-	35,172
Restricted stock deposit liability	1,000	-	1,000
Total Long-term Liabilities	33,113,405	(8,937,006)	24,176,399
Total liabilities	$45,572,742	-	$45,572,742
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,672,020 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023 and 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2022	9,720	-	9,720
Additional paid in capital	79,078,005	-	79,078,005
Subscribed capital	-	-	-
Accumulated deficits	(53,645,981)	-	(53,645,981)
Accumulated other comprehensive loss	(373,974)	-	(373,974)
Total Stockholders’ Equity	25,067,770	-	25,067,770
Total Liabilities and Stockholders’ Equity	70,640,512	-	70,640,512

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Statements of Operations and Comprehensive Loss (Restated)

	For the Year Ended December 31, 2023
	As previously Reported	Adjustment	As restated

Sales – related parties	$575,395	$-	$575,395
Sales	155,695	-	155,695
Total Sales	731,090		731,090

Cost of goods sold – related parties	461,827		461,827
Cost of goods sold	1,349,049	-	1,349,049

Total Cost of Goods Sold	1,810,876	-	1,810,876

Gross Loss	(1,079,786)	-	(1,079,786)

Operating Expenses	15,830,119	-	15,830,119

Impairment loss on Goodwill	4,560,619	-	4,560,619

Loss from Operations	(21,470,524)	-	(21,470,524)

Non-Operating Income -Loss)
Unrealized investment gain (loss)	$1,758,264	$(1,864,060)	$(105,796)
Foreign currency exchange loss	(131,214)	-	(131,214)
Other income	158,355	-	158,355
Bond issuance cost	(511,149)	511,149	-
Interest expense	-	(1,509,429)	(1,509,429)
Redemption loss	-	(855,620)	(855,620)
Other gain (loss), net	(875,305)	958,209	82,904

Net Non-Operating Income (Loss)	398,951	(2,759,750)	(2,360,799)

Loss Before Income Taxes	(21,071,573)	(2,759,750)	(23,831,323)

Income Tax Expense	2,400		2,400

Net Loss	$(21,073,973)	$(2,759,750)	$(23,833,723)

Change in foreign currency translation adjustment	39,391	(32,021)	7,370

Total Comprehensive Loss	$(21,034,582)	$(2,791,771)	$(23,826,353)

Net Loss Per Common Shares:

Basic	$(1.81)		$(2.04)
Diluted	$(1.81)		$(2.04)

Weighted Average Shares Outstanding - Basic	11,672,020		11,672,020
Weighted Average Shares Outstanding - Diluted	11,672,020		11,672,020

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Statements of Cash Flows (Restated)

	For the Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net loss	$(21,073,973)	(2,759,750)	$(23,833,723)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and Amortization	2,264,443	(834,277)	1,430,166
Stock-based compensation	1,444,465		1,444,465
Unrealized (gains) losses on trading security	(1,758,264)	1,864,060	105,796
Amortization of discount and bonds issuance costs	511,149		511,149
Impairment loss on Goodwill	4,560,619		4,560,619
Loss on inventory write off (*)	-	1,327,788	1,327,788
Redemption Loss	-	855,620	855,620
Changes in operating assets and liabilities:
Accounts receivable	(41,088)		(41,088)
Inventories	1,638,240	(1,327,788)	310,452
Prepaid expenses and prepayment for equipment – customer projects and intangible assets	(2,461,210)	834,277	(1,626,933)
Other receivable - related parties	(859,204)	1,111,533	252,329
Other receivable	(2,341)		(2,341)
Other current assets	(33,272)		(33,272)
Deposits	(219,500)		(219,500)
Accounts payable	(50,622)		(50,622)
Accrued expenses	3,446,193		3,446,193
Prepayment from customer – related party	5,276,122		5,276,122
Prepayment from customer	(94,634)		(94,634)
Other payable - related parties	386,335		386,335
Other payable	7,576,034	(3,739,971)	3,836,063
Operating lease liability	16,270		16,270
Long-term Liabilities	(3,041)		(3,041)
Net Cash Provided by (Used) in Operating Activities	522,721	(2,668,508)	(2,145,787)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-		-
Proceeds from disposal of long-term investment	325,578		325,578
Prepayment for land	(4,237,427)		(4,237,427)
Disbursement for other receivable - related parties loans	-	(2,091,285)	(2,091,285)
Purchase of property and equipment	(1,738,705)		(1,738,705)
Purchase of long-term investment	-		-
Purchase of intangible assets	(354,469)		(354,469)
Purchase of short-term investment	-		-
Net Cash Used in Investing Activities	(6,005,023)	(2,091,285)	(8,096,308)

Cash Flows from Financing Activities
Repayment of short-term loan	(1,310,600)	979,752	(330,848)
Proceeds from short-term loan	-	3,780,041	3,780,041
Proceeds from convertible long-term note payable	-		-
Proceeds from subscribed capital	5,004,000		5,004,000
Repayment of long-term loan	(11,253)		(11,253)
Finance lease liability	(11,412)		(11,412)
Net Cash Provided by Financing Activities	3,670,735	4,759,793	8,430,528

Net (Decrease) Increase in Cash and Restricted Cash	(1,811,567)	-	(1,811,567)

Cash and Restricted Cash, Beginning of Year	10,101,920		10,101,920

Foreign Currency Translation Effect on Cash and Restricted Cash	(861,651)	-	(861,651)
Cash and Restricted Cash, End of Year	7,428,702		7,428,702

(*)	The Company’s management has separated changes in inventory and impairment loss on inventory to their own individual lines items on the statement of cash flows for the year ended December 31, 2023 which allows for greater clarity for financial statement users.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Statements of Cash Flows (Restated) - Continued

	For the Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net loss	$(11,878,723)	-	$(11,878,723)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and Amortization	1,069,692		1,069,692
Stock-based compensation	1,219,121		1,219,121
Unrealized (gains) losses on trading security	50,713		50,713
Amortization of discount and bonds issuance costs	483,495		483,495
Impairment loss on Goodwill	-		-
Loss on inventory write off	-		-
Redemption Loss	-		-
Changes in operating assets and liabilities:
Accounts receivable	136,800		136,800
Inventories	-		-
Prepaid expenses and prepayment for equipment – customer projects and intangible assets	(3,336,327)		(3,336,327)
Other receivable - related parties	(303,954)		(303,954)
Other receivable	(118,257)		(118,257)
Other current assets	(22,538)		(22,538)
Deposits	(192,469)		(192,469)
Accounts payable	397,387		397,387
Accrued expenses	108,400		108,400
Prepayment from customer – related party	1,258,786		1,258,786
Prepayment from customer	-		-
Other payable - related parties	(353,933)		(353,933)
Other payable	573,895	(820,194)	(246,299)
Operating lease liability	(186,337)		(186,337)
Long-term Liabilities	-		-
Net Cash Provided by (Used) in Operating Activities	(11,094,249)	(820,194)	(11,914,443)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	7,823		7,823
Proceeds from disposal of long-term investment	-		-
Prepayment for land	-		-
Disbursement for other receivable - related parties loans	-		-
Purchase of property and equipment	(1,306,610)		(1,306,610)
Purchase of long-term investment	(325,578)		(325,578)
Purchase of intangible assets	-		-
Purchase of short-term investment	(1,138,952)		(1,138,952)
Net Cash Used in Investing Activities	(2,763,317)		(2,763,317)

Cash Flows from Financing Activities
Repayment of short-term loan	-	-	-
Proceeds from short-term loan	182,521	820,194	1,002,715
Proceeds from convertible long-term note payable	18,849,200		18,849,200
Proceeds from subscribed capital	-		-
Repayment of long-term loan	(13,090)		(13,090)
Finance lease liability	(11,927)		(11,927)
Net Cash Provided by Financing Activities	19,006,704	820,194	19,826,898

Net (Decrease) Increase in Cash and Restricted Cash	5,149,138		5,149,138

Cash and Restricted Cash, Beginning of Year	3,288,813		3,288,813

Foreign Currency Translation Effect on Cash and Restricted Cash	1,663,969		1,663,969
Cash and Restricted Cash, End of Year	10,101,920		10,101,920

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

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

(As Restated)

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

(As Restated)

NOTE 2 - Summary of Significant Accounting Policies - Continued

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 and Level 3 of the fair value hierarchy on December 31, 2023. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of December 31, 2023 and 2022.

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

(As Restated)

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

December 31, 2023 and 2022

(As Restated)

NOTE 3 - Recent Accounting Pronouncements - Continued

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

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and has been renewed automatically unless otherwise terminated by either party. As of December 31, 2023, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as a short-term investment with an accumulated unrealized loss of $6,166. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 4 - Short-term Investment - Continued

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,143,044 and $1,138,952 as of December 31, 2023 and 2022). Shinbao is a privately-held company in Taiwan. As of December 31, 2023, the stock title transfer is still under process.

As of December 31, 2023 and 2022, the fair value of the investment was as follows:

	December 31, 2023	December 31, 2022

Investment – Liquidity	13,831	20,104
Prepaid investment	1,143,044	1,138,952
Total Investment	1,156,875	1,159,056

NOTE 5 - Inventories

As of December 31, 2023 and 2022, inventories consisted of the following:

	2023	2022
Satellite equipment for sale under construction	$170,892	$1,366,282

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2023, the Company wrote-down $1,327,788 of obsolete inventory. The inventory write-down is included in “Cost of Goods Sold” in the consolidated statement of operations. For the year ended December 31, 2022, the Company did not record any write-down of inventories.

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of December 31, 2023 and 2022, prepaid expenses consisted of the following:

	2023	2022
Prepaid professional expense	$110,043	$119,527
Others	48,128	370,517
Total	$158,171	$490,044

Prepayment for equipment and intangible assets – related parties	$2,076,138	$-
Prepayment for equipment and intangible assets - others	8,326,017	7,536,409
Total	$10,402,155	$7,536,409

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

December 31, 2023 and 2022

(As Restated)

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

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $35,876,859 as of December 31, 2023 and $35,748,435 as of December 31, 2022) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,379,879 as of December 31, 2023 and 1,374,940 as of December 31, 2022) was recorded to the cost of land. The company is under the discussion of extending the commission payable to December 31, 2024. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of April 17, 2024, the qualified license applications are still in progress.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 8 - Long-term Investment

On December 3, 2020, the Company entered into three separate stock purchase agreements from three individuals to purchase an aggregate of 6,000,000 shares of one of the Company’s related parties, YuanJiu Inc. (“YuanJiu”) in a total amount of NT$141,175,000 (approximately US$5,027,600 as of December 31, 2020). YuanJiu was then a listed company on the Taiwan Exchange. Albert Hsu, a member of the Company’s board of directors, is the Chairman of YuanJiu. On July 19, 2021, YuanJiu Inc. changed its name to “EJECTT INC” (“Ejectt”).

As of December 31, 2023 and December 31, 2022, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since first 5,000,000 shares of that 6,000,000 shares sold and new 5,000,000 shares acquired later on, we used the average acquisition cost of NT$25.58 per share to determine the value of long-term investments as of December 31, 2023.

On July 20, 2023, the Taipei Exchange (the “Exchange”) announced that the securities of Ejectt Inc. would be suspended from trading on the Exchange as of July 20, 2023, in accordance with Article 12-1 of the Business Rules of the Exchange due to significant changes in the scope of Ejectt’s business within a certain period before and after a change in control, that Ejectt’s new business accounted for more than 51% of its operations and due to the dismissal of independent director, Lin Yi-Bin, due to issues of independence. The Company’s management believes the suspension will have no impact on the value of its investment in the Ejectt stock. The management understood that the Ejectt’s management intended to modify Ejectt’s business such that its new business activities would constitute no more than 49% of the business of Ejectt, thereby enabling the resumption of trading in Ejectt conducting substantially the same business, as when its trading was suspended.

On July 28, 2023, the Company and Ejectt signed a non-binding letter of intent with respect to a possible merger between Aerkomm Taiwan Inc. and Ejectt. At a January 30, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved pursuing a merger with Ejectt, under which Aerkomm Taiwan would be the surviving company, and an offer of merger was delivered to Ejectt on February 1, 2024. On March 4, 2024, Ejectt was officially delisted.

Aerkomm Taiwan Inc. held a shareholders meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 8 - Long-term Investment - Continued

As of December 31, 2023 and 2022, 6,000,000 shares of Ejectt’s common stock were restricted.

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

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of December 31, 2023 and 2022, the fair value of the long-term investment was as follows:

	December 31, 2023	December 31, 2022
Investment cost – Ejectt – long-term	$5,013,814	$5,096,847
Investment cost – AnaNaviTek	-	325,578
Net	$5,013,814	$5,422,425

NOTE 9 - Intangible Asset, Net

For the years ended December 31, 2023 and 2022, the changes in cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2022	$4,950,000	(3,052,500)	1,897,500
Addition	-	(495,000)	(495,000)
December 31, 2022	4,950,000	(3,547,500)	1,402,500
Addition	12,456,469	(834,277)	11,622,192
December 31, 2023	$17,406,469	$(4,381,777)	$13,024,692

Amortization expense was $828,548 and $495,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, as a result of the acquisition of Mesh Tech, Aerkomm determined the fair value of the purchased intangible assets, consisting of Mesh Tech’s software for mesh networking, distributed content servers and edge computing, to be $12,102,000 which has been reclassified as intellectual property under intangible assets (see Note 10) out of $12,456,469.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Year ending December 31,
2024	$1,740,647
2025	1,658,147
2026	1,245,647
2027	1,245,647
2028	1,245,647

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

Note 10 - Goodwill

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable – current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder – non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable assets acquired	11,926,181
Goodwill as a result of the acquisition	$4,573,819

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 11 - Other Payable and Accrued Expenses

Nature	2023	2022
Outside service, professional, and consultant fee	3,553,169	2,027,579
Land commission	1,379,879	1,374,940
Interest payable	1,037,126	49,754
Bonus, health insurance, and payroll taxes	716,786	377,144
Investment payable	469,884	—
R&D supplies	448,996	200,147
Employee reimbursement	348,308	40,282
Office expense	58,014	77,228
Others	44,950	49,772
Total	8,057,112	4,196,846

The Company also notes that our Accrued Expenses of $5,995,972 as of December 31, 2023 consisted primarily of accrual for unpaid salaries due to substantially all of our employees (including those of our wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of our employees in 2023. As of the date of this filing, approximately forty percent (40%) of such accrued unpaid salaries have been settled pursuant to the form of letter outlining Aerkomm employee's stock option exercise forms. Employees signing such agreement have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of common stock in return for waiving the right to receive an aggregate of $3,051,000 in unpaid salary. Over the course of the coming quarters, we will try to settle, in cash, the remaining $4,525,034 of the accrued unpaid salaries as of April 30, 2024.

NOTE 12 - Operating and Finance Leases

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 12 - Operating and Finance Leases - Continued

B.	The balances for the operating and finance leases are presented as follows within the consolidated balance sheets as of December 31, 2023 and 2022:

Operating Leases

	2023	2022
Right-of-use assets	$221,417	$92,451
Lease liability – current	$155,764	$120,323
Lease liability – non-current	$120,932	$22,547

Finance Leases

	2023	2022
Property and equipment, at cost	$56,770	$56,770
Accumulated depreciation	(47,968)	(36,925)
Property and equipment, net	$8,802	$19,845

Lease liability – current	$12,669	$10,858
Lease liability – non-current	-	12,624
Total finance lease liabilities	$12,669	$23,482

	2023	2022
Current lease liability – operating leases	$155,764	$120,323
Current lease liability – finance leases	12,669	10,858
Total current lease liability	168,433	131,181
Current lease liability – related parties	-	-
Current lease liability	$168,433	$131,181

Non-current lease liability – operating leases	$120,932	$22,548
Non-current lease liability – finance leases	-	12,624
Total non-current lease liability	120,932	35,172
Non-current lease liability – related parties	-	-
Non-current lease liability	$120,932	$35,172

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

Operating Leases

	2023	2022
Lease expense	$130,250	$152,922
Sublease rental income	(8,546)	(81,178)
Net lease expense	$121,704	$71,744

Finance Leases

	2023	2022
Amortization of property and equipment	$10,903	$11,395
Interest on lease liabilities	699	1,150
Total finance lease cost	$11,602	$12,545

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 12 - Operating and Finance Leases - Continued

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$93,841	$125,501
Operating cash outflows from finance lease	$10,713	$10,777
Financing cash outflows from finance lease	$699	$1,150

Maturity of lease liabilities:

Operating Leases

	Related Party	Others	Total
January 1, 2024 – December 31, 2024	$-	$110,735	$110,735
January 1, 2025 – December 31, 2025	-	89,256	89,256
January 1, 2026 – December 31, 2026	-	37,190	37,190
Total lease payments	-	237,181	237,181
Less: Imputed interest	-	(15,763)	(15,763)
Present value of lease liabilities	-	221,418	221,418
Current portion	-	(100,486)	(100,486)
Non-current portion	$-	$120,932	$120,932

Finance Leases

January 1, 2024 – December 31, 2024	$12,939
January 1, 2025 – December 31, 2025	-
Total lease payments	12,939
Less: Imputed interest	(270)
Present value of lease liabilities	12,669
Current portion	(12,669)
Non-current portion	$-

NOTE 13 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. As of December 31, 2023, the outstanding loan balance is $979,752 (NTD 30,000,000). This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary funding of $4,600,235 as of December 31, 2023, and $820,194 as of December 31, 2022, is temporary borrowing that does not incur interest or have a set maturity date and which the Company aims to repay at our earliest convenience. The Company plans to pay the remaining temporary funding according to its repayment plan, with particular attention to any overdue payments.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 14 - Long-term Loan

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

NOTE 15 - Convertible Long-term Bonds Payable and Restricted Cash

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and 2,500,000 shares Ejectt stock is pledged as collateral as of December 31, 2023 and 2022, and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. As of January 16, 2024, the Company has repaid $7,288,340 out of a total of $10,358,024 of principal and interest due on the Bonds. We expect to repay the remaining balance of the amount of $3,069,683 owed on the bonds within the next few months.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 15 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

As of December 31, 2023 and 2022, the long-term bonds payable consisted of the following:

	Restated December 31, 2023	Restated December 31, 2022
Current
Credit Enhanced Zero Coupon Convertible Bonds	$10,000,000	$10,000,000
Unamortized loan fee	(551,845)	(1,062,994)
Net carry value	9,448,155	$8,937,006
Early redemption loss	855,620
Early redemption convertible bonds payable- default	$10,303,775

Non-current
Coupon Bond	$200,000	$200,000

Amortization of discount and bonds issuance costs was $511,149 and $483,495 for the years ended December 31, 2023 and 2022, respectively. The Company has been charged with 5% default interest since December 4, 2023.The total default interest payable as of December 31, 2023 was $40,070.

NOTE 16 - Convertible Long-term Notes Payable

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Bond outstanding as of December 31, 2023 and 2022. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $988,264 as of December 31, 2023, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 17 - Contract Liability

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

NOTE 18 - Income Taxes

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

December 31, 2023 and 2022

(As Restated)

NOTE 18 - Income Taxes - Continued

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

NOTE 19 - Capital Stock

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

December 31, 2023 and 2022

(As Restated)

NOTE 19 - Capital Stock - Continued

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

On December 13, 2023, the Company issued 834,000 shares of common stock to 2 new subscribers for a total of $5,004,000 capital injection.

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

NOTE 20 - Major Customer

The Company has one related major customer, which represents 10% or more of the total sales of the Company in 2023. Sales to the customer for the years ended and as of December 31, 2023 and 2022 were $575,395 and $0, respectively.

NOTE 21 - Major Vendors

The Company has two unrelated major vendors, each of which represents 10% or more of the total purchases of the Company for 2023 and 2022. Purchase from and accounts payable to these vendors for the years ended and as of December 31, 2023 and 2022 were as follows:

	Purchase		Accounts Payable
Vendor	2023	2022	2023	2022
A	$-	$-	$1,564,627	$1,564,627
B	337,324	-	335,690	-
Total	$337,324	$-	$1,900,317	$1,564,627

NOTE 22 - Related Party Transactions

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Kevin Wong	Stockholder of Mixnet

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 22 - Related Party Transactions - Continued

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31

	2023	2022

Other receivable from:
- Loan:
EESquare JP [1]	$154,698	$-
WTL[4]	1,936,587	-

- Others:
EESquare JP [1]	$19,160	$11,380
StarJec[2]	-	282,073
Ejectt[3]	15,983	-
Others[7]	21,073	15,092
Total	$2,147,501	$308,545

Rent deposit to Ejectt[3]	$-	$1,367

Prepaid expenses to Ejectt[3]	$2,076,138	$-

Short-term loan from WTL[4]	$-	$337,357

Prepayment from Ejectt[3]	$6,534,908	$1,258,786

Other payable to:
AATWIN[5]	$19,047	$35,047
Interest payable to WTL[4]	59,021	58,810
StarJec[2]	111,702	-
Kevin Wong[6]	75,327	-
Others[7]	461,705	246,610
Total	$726,802	$340,467

1.

Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 per month as of December 31, 2023. $154,698 of $173,858 represents other receivable loan from EESquare JP as of December 31, 2023. These loans are interest free and have no maturity dates.

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

4.

The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. As of December 31, 2023, the Company has an interest payable balance of $59,021 (approximately NTD 1,807,000) from the past Loan. The Company has other receivables loans of $1,936,587 from WTL. These other receivable loans do not have any stated interest rates or maturity dates.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 22 - Related Party Transactions - Continued

b.	For the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Purchase from Ejectt[1]	$457,976	$-
Cost of goods sold from Ejectt[1]	$461,827	$-
Connection Service income from Ejectt[2]	$117,419	$-
Other Income from Ejectt[3]	$45,543	$-
Other Income from WTL[6]	$10,682	$-
Non-operating service Income from StarJec[4]	$2,757	$5,904
Rental income charged from EESquare JP5	$8,546	$9,119
Rent expense from Ejectt[3]	$2,858	$-
Interest expense charged by WTL[6]	$-	$9,818

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Connection service income represent service income received from connection service provided according to the exclusive agent agreement in 2023.

3.	Represents other handling fees and consultant fees charged to Ejectt and rent expenses paid to Ejectt in 2023.

4.	Represents service income charged to StarJec for handling three service contracts by Aircom Japan for the period in 2023 and the contracts expired in June 2023.

5.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month in 2023.

6.	The Company has loans from WTL due to operational needs under the Loans (Note 1). The Company has NT$ 293,000 (approximately $9,800) and NT$1,350,612 (approximately $48,346) of interest expenses, respectively, charged for year 2022 and 2021. Aerkomm Japan has other income of $10,865, other product sale to WTL, in August 2023 in associated with selling antenna.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation

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

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation - Continued

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

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation - Continued

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

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation - Continued

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

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation - Continued

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

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation - Continued

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

December 31, 2023 and 2022

(As Restated)

NOTE 23 - Stock Based Compensation - Continued

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

NOTE 24 - Commitments

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

(As Restated)

NOTE 24 - Commitments - Continued

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

Shenzhen Yihe: On June 20, 2018, the Company entered into that certain Cooperation Framework Agreement, as supplemented on July 19, 2019, with Shenzhen Yihe Culture Media Co., Ltd., or Yihe, the authorized agent of Guangdong Tengnan Internet, or Tencent Group, pursuant to which Yihe agreed to assist the Company with public relations, advertising, market and brand promotion, as well as with the development of a working application of the Tencent Group WeChat Pay payment solution and WeChat applets applicable for Chinese users and relating to cell phone and Wi-Fi connectivity on airplanes. As compensation under this Yihe agreement, the Company paid Yihe RMB 8 million (approximately US$1.2 million). On October 16, 2020, in accordance with the provisions of the agreement with Yihe, as supplemented, the Company filed an arbitration action with the Shenzhen International Arbitration Court, or the Arbitration Court, claiming that Yihe failed to perform under the terms of the supplemented agreement and seeking a complete refund of its RMB 8 million payment to Yihe. The Company received notice from the Arbitration Court on October 16, 2020 of receipt of its arbitration filing and the requirement to pay the Arbitration Court RMB 190,000 in fees relating to the arbitration. These fees were paid on October 28, 2020. The Company intends to aggressively pursue this matter. As of September 30, 2021, the prepayment was reclassified to other receivable and full allowance was reserved. On March 25, 2022, the Shenzhen International Arbitration Court issued a judgment in our favor. The Court deemed the Company’s agreement with Yihe terminated as of November 24, 2020, the date of the Company’s filing with the Court, and held that Yihe is required to promptly repay us RMB 7.5 million and reimburse the Company RMB 178,125 in court costs. The Company will make every effort to collect these amounts from Yihe.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(As Restated)

NOTE 24 - Commitments - Continued

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”). Pursuant to the terms of the Equity Sales Contract, the Company agreed to sell 25,500,000 shares (the “Shares”) of Aerkomm Taiwan Inc., the Company’s wholly-owned subsidiary (the “Aerkomm Taiwan”), to dMobile System Co., Ltd. (the “Buyer”) for NT$255,000,000 (approximately 8,300,000). Aerkomm treats Aerkomm Taiwan as a consolidated subsidiary because Aerkomm owns 51% of the shares of Aerkomm Taiwan and the balance of the shares in Aerkomm Taiwan are held by dMobile, whose sole owner, Sheng-Chun Chang, is a founder of Aerkomm and a holder of more than 10% of the voting equity of Aerkomm. dMobile has not yet paid Aerkomm the amount due for the shares it holds in Aerkomm Taiwan and, under the contract for the sale of such shares from Aerkomm to dMobile, Aerkomm has the right to declare a breach of contract if such amount has not been paid within 180 days of date of sales contract, which is dated December 29, 2022. Furthermore, the shares held by dMobile in Aerkomm Taiwan are pledged to Aerkomm’s designee, Mr. Albert Hsu, who is to execute rights as a pledgee under the instruction of Aerkomm and who is a shareholder and director of Aerkomm.

NOTE 25 - Subsequent Events

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

On May 13, 2024 the Company entered into SAFE (Simple Agreement for Future Equity) agreements with two investors investing an aggregate of $2,000,000 into the Company. Under the terms of the SAFEs, which are contemplated by the Merger Agreement between the Company and IXAQ (the “Merger Agreement”), upon the closing of the merger contemplated by the Merger Agreement, the SAFE investors’ investments in the Company will convert into shares of common stock of the merged company based on the redemption price paid to the SPAC’s redeeming shareholders in connection with the Merger. The investors will also be eligible to receive their pro rata share of incentive shares that may be earned by shareholders of the Company based on trading price milestones achieved by the merged company during the five years following the merger. If the merger contemplated by the Merger Agreement does not occur, depending on the liquidity or dissolution event experienced by the Company, the SAFE investors will be entitled to return of their invested amounts (with liquidation priority typical for preferred stock) or to common shares in the Company based on a price of $5.00 per share.

The Company evaluates all events and transactions that occur after December 31, 2023 up through the date the Company issues the consolidated financial statements. Other than the event disclosed above and elsewhere in these consolidated financial statements, there is no other subsequent event occurred that would require recognition or disclosure in the Company's consolidated financial statements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 5, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer and Director	September 5, 2024
Louis Giordimaina	(principal executive officer, principal financial and accounting officer)

/s/ Jeffrey Wun	President, Chief Technology Officer, and Director	September 5, 2024
Jeffrey Wun

/s/ Raymond Choy	Director	September 5, 2024
Raymond Choy

/s/ Chih-Ming (Albert) Hsu	Director	September 5, 2024
Chih-Ming (Albert) Hsu

/s/ Colin Lim	Director	September 5, 2024
Colin Lim

/s/ Jeff T. C. Shu	Director	September 5, 2024
Jeff T. C. Shu

/s/ Richmond Akumiah	Director	September 5, 2024
Richmond Akumiah