Form 10-Q/A
period 2024-03-31
Aerkomm Inc.
filed 2024-09-16
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

AERKOMM INC.

Form 10-Q/A Amendment No. 1 Explanatory Note

Background of Restatement

This Amendment No. 1 (“Form 10-Q Amendment”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Aerkomm Inc. (the “Company”) for the quarter ended March 31, 2024 (the “Original Form 10-Q”), which Original Form 10-Q was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2024. This Form 10-Q Amendment includes restatements of the Company’s March 31, 2024 unaudited financial statements (the “Relevant Periods”). Considering these restatements, the Company concluded that the unaudited financial statements for the Relevant Periods as filed in the Original Form 10-Q should no longer be relied upon. This Form 10-Q Amendment includes the restated unaudited financial statements for the Relevant Periods. These restatements are related to and include changes to the following items:

●	a correction to the Company’s accounting for certain debt previously characterized as long-term debt but which has now been reclassified as short-term debt;

●	due to the Company’s records indicating an intention to hold a certain investment for more than one year, the Company has reclassified that investment from short-term to long-term and, consequently, the valuation method for this investment has been adjusted from market value (used for short-term investments) to cost (used for long-term investments);

●	a correction has been made to reclassify the account “other receivable-related party loans” to “short-term loan-others,” based on the external auditors’ confirmation letter; and

●	the early redemption by the bond holders of our Credit Enhanced Zero Coupon Convertible Bonds resulted in an early redemption loss and accrued default interest expenses, which have now been correctly recorded in the Form 10-Q Amendment.

The Company has restated, by means of its Annual Report on Form 10-K/A for the year ended December 31, 2023 (“2023 Form 10-K/A”), its consolidated balance sheet at December 31, 2023. For information on the impact of the restatement, reference is made to the Company’s 2023 Form 10-K/A, (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 9A. Controls and Procedures. In addition, the restatement impacts the first quarter of 2024. The restated amounts for the first quarter of 2024 are presented in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024.

Effects of Restatement

The Company has restated in this Form 10-Q Amendment certain items from the balance sheets, statements of operations, statements of stockholders’ equity and statements of cashflow dated as of March 31, 2024 and as of December 31, 2023 that were previously reported in the Original Form 10-Q. These restatements, in pertinent part, relate to the following account changes:

The Company has included in this Form 10-Q Amendment certain restated items on the previously issued balance sheet, statement of operations, statement of stockholders’ equity and statement of cashflow dated as of March 31, 2024 that were previously reported in the Original Form 10-Q, to restate, in pertinent part, the following:

●	For March 31, 2024, to reflect a decrease of short-term investment from $3,649,315 to $1,109,979.

●	For March 31, 2024, to reflect an increase of other receivable-related parties from $1,520,862 to $2,460,417.

●	For March 31, 2024, to reflect an increase of long-term investment from $4,087,065 to $4,808,111.

●	For March 31, 2024, to reflect a net increase of short-term loan from $164,671 to $6,122,684.

●	For March 31, 2024, to reflect an increase of Convertible Long-term bonds payable - current from $0 to $3,052,538.

●	For March 31, 2024, to reflect a net decrease of other payable from $13,616,753 to $8,647,238.

●	For March 31, 2024, to reflect an increase of convertible long-term notes payable - current from 0 to $23,173,200 and a decrease of convertible long-term notes payable from $23,173,200 to 0.

●	For March 31, 2024, to reflect a decrease in long-term loan - current from $2,720,296 to $1,959.

●	For March 31, 2024, to reflect an increase of Accumulated deficits from $81,315,073 to $83,562,277.

●	For March 31, 2024, to reflect a decrease of Accumulated other comprehensive loss from $1,081,610 to $1,035,840.

●	For March 31, 2024, to reflect a decrease of net loss from $6,595,119 to $6,082,573.

●	For March 31, 2024, to reflect a decrease of foreign currency translation adjustment from $747,027 to $669,236.

●	For March 31, 2024, to reflect a decrease in net loss per common shares from $(0.37) to $(0.34) for both basic and diluted.

●	For March 31, 2024, to reflect a net decrease in net cash provided by operating activities to $3,537,498 from $2,472,529.

●	For March 31, 2024, to reflect a net increase in net cash used by investing activities to $688,720 from $357,345.

●	For March 31, 2024, to reflect an increase in net cash provided by financing activities to $4,353,153 from $5,749,498.

●	For December 31, 2023, to reflect a decrease of short-term investment from $3,804,850 to $1,156,875.

●	For December 31, 2023, to reflect an increase of other receivable-related parties from $1,167,749 to $2,147,501.

●	For December 31, 2023, to reflect an increase of long-term investment from $4,261,920 to $5,013,814.

●	For December 31, 2023, to reflect a net increase of short-term loan from $132,257 to $5,712,244.

●	For December 31, 2023, to reflect an increase of Convertible Long-term bonds payable - current from $0 to $10,303,775.

●	For December 31, 2023, to reflect a net decrease of other payable from $12,617,277 to $8,057,112.

●	For December 31, 2023, to reflect an increase of convertible long-term notes payable – current from 0 to $23,173,200 and a decrease of convertible long-term notes payable from $23,173,200 to 0.

●	For December 31, 2023, to reflect a decrease of convertible long-term bonds payable from $9,648,155 to $200,000.

The restatement of the Original Form 10-Q financial statements involved, in addition to changes to the Company’s balance sheet, statement of operations, statement of stockholders’ equity and statement of cashflow, changes to its corresponding Notes to Consolidated Financial Statements. See Note 2, Note 4, Note 8, Note 11, Note 13, Note 15, and Note 22 to Financial Statements included in this Form 10-Q Amendment for additional information on the restatements and the related financial statement effects.

Internal Control Considerations

In connection with the restatements included in this Form 10-Q Amendment, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A, Controls and Procedures, included in this Form 10-Q Amendment.

Items Amended

In addition to the restatement of the Original Form 10-Q financial statements and related changes to the notes to these financial statements, the following items have also been amended in this Form 10-Q Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 9A. Controls and Procedures. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Form 10-Q Amendment currently dated certifications from its principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

This Form 10-Q Amendment is as of the filing date of the Original Form 10-Q and should be read in conjunction with the Original Form 10-Q. Other than with respect to our merger agreement with Ejectt, Inc., this Form 10-Q Amendment does reflect subsequent information and events under “Subsequent Events” in Note 23. Otherwise, no other information included in the Original Form 10-Q has been modified or updated in any way, except as described above.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the Original Form 10-Q.

AERKOMM INC.

RESTATED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	Restated March 31, 2024	Restated December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$103,756	$4,202,797
Short-term investment	1,109,979	1,156,875
Account receivable - related parties	-	41,088
Inventories, net	170,892	170,892
Prepaid expenses	199,050	158,171
Other receivable - related parties	2,460,417	2,147,501
Other receivable	293,198	122,024
Other current assets	66,779	65,937
Total Current Assets	4,404,071	8,065,285
Long-term Investment	4,808,111	5,013,814
Property and Equipment
Cost	5,410,830	5,436,657
Accumulated depreciation	(3,145,708)	(3,085,789)
	2,265,122	2,350,868
Prepayment for land	38,814,576	40,114,286
Prepayment for equipment – internal use	322,812	324,866
Net Property and Equipment	41,402,510	42,790,020
Other Assets
Prepayment for equipment and intangible assets – customer projects – related parties	2,073,448	2,076,138
Prepayment for equipment and intangible assets – customer projects	8,465,922	8,326,017
Restricted cash	15,019	3,225,905
Intangible asset, net	12,576,483	13,024,692
Goodwill	4,573,819	4,573,819
Right-of-use assets, net	191,307	221,417
Deposits	531,097	534,515
Total Other Assets	28,427,095	31,982,503
Total Assets	$79,041,787	$87,851,622

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan	$6,122,684	$5,712,244
Convertible long-term bonds payable – current	3,052,538	10,303,775
Convertible long-term note payable - current	23,173,200	23,173,200
Accounts payable	1,897,820	1,900,317
Accrued expenses	8,390,567	5,995,972
Other payable - related parties	741,842	726,802
Other payable	8,647,238	8,057,112
Prepayment from customer - related parties	6,154,989	6,534,908
Long-term loan - current	1,959	5,045
Lease liability - current	170,500	168,433
Total Current Liabilities	58,353,337	62,577,808
Long-term Liabilities
Convertible long-term bonds payable	200,000	200,000
Prepayments from customer – non-current	762,000	762,000
Lease liability - non-current	100,329	120,932
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	1,063,329	1,083,932
Total Liabilities	59,416,666	63,661,740
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 17,813,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2024 and 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023	17,813	16,720
Additional paid in capital	104,205,425	97,015,470
Subscribed capital	-	5,004,000
Accumulated deficits	(83,562,277)	(77,479,704)
Accumulated other comprehensive loss	(1,035,840)	(366,604)
Total Stockholders’ Equity	19,625,121	24,189,882
Total Liabilities and Stockholders’ Equity	$79,041,787	$87,851,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31,
	2024 As Restated	2023
	(Unaudited)	(Unaudited)
Net sales	$18,480	$454,281

Service income - related party	34,775	-

Total Revenue	53,255	454,281

Cost of sales	38,116	447,781

Gross Profit	15,139	6,500

Operating expenses	5,108,102	3,643,426

Loss from Operations	(5,092,963)	(3,636,926)

Non-operating loss
Foreign currency exchange gain (loss)	(688,595)	179,589
Unrealized investment gain (loss)	672	(7,829)
Interest expenses	(286,631)	(361,207)
Other gain (loss), net	(12,656)	71,937
Net Non-Operating Loss	(987,210)	(117,510)
Loss Before Income Taxes	(6,080,173)	(3,754,436)
Income Tax Expense	2,400	-
Net Loss	(6,082,573)	(3,754,436)

Other Comprehensive Income (loss)
Change in foreign currency translation adjustments	(669,236)	134,254
Total Comprehensive Loss	$(6,751,809)	$(3,620,182)

Net Loss Per Common Share:
Basic	$(0.34)	$(0.38)
Diluted	$(0.34)	$(0.38)

Weighted Average Shares Outstanding - Basic	17,839,228	9,869,165
Weighted Average Shares Outstanding - Diluted	17,839,228	9,869,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	-	-	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	-	-	134,254	134,254
Net loss for the period			-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	-	-	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid in	Subscribed	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2024	-	-	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	24,189,882
Issuance of common stock	-	-	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	-	-	633,048	-	-	-	633,048
Other comprehensive income			-	-	-	-	-	(669,236)	(669,236)
Net loss for the period	-	-	-	-	-	-	(6,082,573)	-	(6,082,573)
Balance as of March 31, 2024			17,813,451	$17,813	$104,205,425	$-	$(83,562,277)	$(1,035,840)	$19,625,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2024	2023
	(Restated)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,082,573)	$(3,754,436)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	506,980	316,272
Stock-based compensation	633,048	54,891
Unrealized investment (gains) loss	(672)	7,829
Amortization of discount and bonds issuance costs		125,135
Changes in operating assets and liabilities:
Accounts receivable	41,088	-
Prepaid expenses and other current assets	(1,271,205)	(2,138,165)
Deposits	3,418	(6,236)
Accounts payable	(2,497)	(353,703)
Accrued expenses and other current liabilities	2,620,514	655,362
Operating lease liability	14,401	(17,880)
Net Cash Used in Operating Activities	(3,537,498)	(5,110,931)

Cash Flows from Investing Activities
Prepayment for land	(346,070)	-
Proceeds from disposal of long-term investment	-	325,578
Disbursement for other receivable – related parties’ loans	(331,375)
Purchase of property and equipment	(11,275)	(335,825)
Net Cash Used in Investing Activities	(688,720)	(10,247)

Cash Flows from Financing Activities
Proceeds from short-term loan	410,440	758,439
Repayment of short-term loan	939,555	-
Repayment of long-term bond payable	(7,251,237)
Repayment of long-term loan	(3,086)	(2,605)
Proceeds from subscribed capital	(5,004,000)	-
Proceeds from issuance of common stock	6,558,000	-
Payment on finance lease liability	(2,826)	(2,924)
Net Cash Used in Financing Activities	(4,353,153)	752,910

Net Decrease in Cash and Restricted Cash	(8,579,372)	(4,368,268)
Cash and Restricted Cash, Beginning of Period	7,428,702	10,101,920
Foreign Currency Translation Effect on Cash	1,269,445	(210,105)
Cash and Restricted Cash, End of Period	$118,775	$5,523,547

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-

Cash and Restricted Cash:
Cash	$103,756	$2,299,190
Restricted cash	15,019	3,224,357
Total	$118,775	$5,523,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

Throughout these notes to the restated consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Restated Unaudited Interim Financial Information

The accompanying restated condensed consolidated balance sheet as of March 31, 2024, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024 and the results of operations and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three months periods are unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

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

Restatement of Financial Statements

The Company has restated the accompanying unaudited condensed consolidated financial statements and related disclosure for the quarter ended March 31, 2024, that were previously included in the Form 10-Q filed with the SEC on May 29, 2024. The restatement is related to correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt instead. Also, due to the Company’s evidence indicating an intention to hold an investment for more than one year, the Company has reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction has been made to reclassify other receivable-related party loans to short-term loan-others, based on the confirmation letter. In addition, The Credit Enhanced Zero Coupon Convertible Bonds have been redeemed by the bond holder and early redemption loss and default interest expenses are accrued. The Company determined that these changes have a material impact on the as filed financial statements for the quarter ended March 31, 2024 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Balance Sheets (Restated)

	As of March 31, 2024
	As previously Reported	Adjustment		As restated
	(Unaudited)			(Unaudited)
Assets
Current Assets
Cash	$103,756	$		$103,756
Short-term investment	3,649,315		(2,539,336)	1,109,979
Account receivable - related parties	-			-
Inventories, net	170,892			170,892
Prepaid expenses	199,050			199,050
Other receivable - related parties	1,520,862		939,555	2,460,417
Other receivable	293,198			293,198
Other current assets	66,779			66,779
Total Current Assets	6,003,852		(1,599,781)	$4,404,071
Long-term Investment	4,087,065		721,046	4,808,111
Property and Equipment
Cost	5,410,830			5,410,830
Accumulated depreciation	(3,145,708)			(3,145,708)
	2,265,122			2,265,122
Prepayment for land	38,814,576			38,814,576
Prepayment for equipment – internal use	322,812			322,812
Net Property and Equipment	41,402,510			41,402,510
Other Assets
Prepayment for equipment and intangible assets – customer projects – related parties	2,073,448			2,073,448
Prepayment for equipment and intangible assets – customer projects	8,465,922			8,465,922
Restricted cash	15,019			15,019
Intangible asset, net	12,576,483			12,576,483
Goodwill	4,573,819			4,573,819
Right-of-use assets, net	191,307			191,307
Deposits	531,097			531,097
Total Other Assets	28,427,095			28,427,095
Total Assets	$79,920,522		(878,735)	$79,041,787

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loans	$164,671		$5,958,013	$6,122,684
Convertible long-term bonds payable - current	-		3,052,538	3,052,538
Convertible long-term notes payable - current	-		23,173,200	23,173,200
Accounts payable	1,897,820			1,897,820
Accrued expenses	8,390,567			8,390,567
Other payable – related parties	741,842			741,842
Other payable	13,616,753		(4,969,515)	8,647,238
Prepayment from customer – related parties	6,154,989			6,154,989
Long-term loan - current	2,720,296		(2,718,337)	1,959
Lease liability – current	170,500			170,500
Total Current Liabilities	33,857,438		24,495,899	58,353,337

Long-term Liabilities
Convertible long-term bonds payable	200,000			200,000
Convertible long-term notes) payable	23,173,200		(23,173,200)	-
Prepayments from customer – non-current	762,000			762,000
Lease liability – non-current	100,329			100,329
Restricted stock deposit liability	1,000			1,000
Total Long-term Liabilities	24,236,529		(23,173,200)	1,063,329
Total Liabilities	$58,093,967		1,322,699	$59,416,666

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-		-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 17,813,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of March 31, 2024	17,813		-	17,813
Additional paid in capital	104,205,425		-	104,205,425
Subscribed capital	-		-	-
Accumulated deficits	(81,315,073)		(2,247,204)	(83,562,277)
Accumulated other comprehensive loss	(1,081,610)		45,770	(1,035,840)
Total Stockholders’ Equity	21,826,555		(2,201,434)	19,625,121
Total Liabilities and Stockholders’ Equity	$79,920,522		$(878,735)	$79,041,787

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Statements of Operations and Comprehensive Loss (Restated)

	As of March 31, 2024
	As previously Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)
Net sales	18,480		18,480

Service income - related party	34,775		34,775

Total Revenue	53,255		53,255

Cost of sales	38,116		38,116

Gross Profit	15,139		15,139
Operating expenses	5,066,442	41,660	5,108,102
Loss from Operations	(5,051,303)	(41,660)	(5,092,963)
Unrealized investment gain (loss)	672	-	672
Foreign currency exchange gain (loss)	(688,595)	-	(688,595)
Interest expense	(840,837)	554,206	(286,631)
Other gain (loss), net	(12,656)	-	(12,656)
Net Non-Operating Loss	(1,541,416)	554,206	(987,210)

Loss Before Income Taxes	(6,592,719)	512,546	(6,080,173)

Income Tax Expense	2,400

Net Loss	(6,595,119)	512,546	(6,082,573)

Change in foreign currency translation adjustments	(747,027)	77,791	(669,236)

Total Comprehensive Loss	$(7,342,146)	590,337	(6,751,809)

Basic	(0.37)		(0.34)
Diluted	(0.37)		(0.34)

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Statements of Cash Flows (Restated)

	For the Three Months Ended March 31, 2024
	As previously Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,595,119)	$512,546	$(6,082,573)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	506,980		506,980
Stock-based compensation	633,048		633,048
Unrealized investment (gains) loss	(672)		(672)
Interest expense of bonds issuance costs	216,942	(216,942)	-
Interest expense on repayment of long term loan	383,239	(383,239)	-
Amortization of discount and bonds issuance costs
Changes in operating assets and liabilities:
Accounts receivable	41,088		41,088
Prepaid expenses and other current assets	(703,222)	(567,983)	(1,271,205)
Deposits	3,418		3,418
Accounts payable	(2,497)		(2,497)
Accrued expenses and other current liabilities	3,029,865	(409,351)	2,620,514
Operating lease liability	14,401		14,401
Net Cash Used in Operating Activities	(2,472,529)	(1,064,969)	(3,537,498)

Cash Flows from Investing Activities
Prepayment for land	(346,070)		(346,070)
Proceeds from disposal of long-term investment	-		-
Disbursement for other receivable – related parties loans	-	(331,375)	(331,375)
Purchase of property and equipment	(11,275)		(11,275)
Net Cash Used in Investing Activities	(357,345)	(331,375)	(688,720)

Cash Flows from Financing Activities
Proceeds from short-term loan	32,414	378,026	410,440
Repayment of short-term loan	-	939,555	939,555
Repayment of long-term bond payable	(7,330,000)	78,763	(7,251,237)
Repayment of long-term loan	(3,086)		(3,086)
Proceeds from subscribed capital	(5,004,000)		(5,004,000)
Proceeds from issuance of common stock	6,558,000		6,558,000
Payment on finance lease liability	(2,826)		(2,826)
Net Cash Used in Financing Activities	(5,749,498)	1,396,345	(4,353,153)

Net Decrease in Cash and Restricted Cash	(8,579,372)		(8,579,372)
Cash and Restricted Cash, Beginning of Period	7,428,702		7,428,702
Foreign Currency Translation Effect on Cash	1,269,445		1,269,445
Cash and Restricted Cash, End of Period	$118,775	$-	$118,775

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

As Aerkomm is currently still in the development stage and will not start generating revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before the year 2023 are limited and uncertain, and due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 in 2023. After the impair measurement, the net goodwill is $4,573,819.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on March 31, 2024. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of March 31, 2024 and December 31, 2023.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the three months ended March 31, 2024 composed of the sales of ground antenna unit and test support to a related party. The majority of the Company’s revenue is recognized at a point in time when product is shipped, or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, which included Topic 740 “Income Taxes”. This guidance requires business entities to disclose additional information related to the income taxes. The ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and has been renewed automatically unless otherwise terminated by either party. As of March 31, 2024, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as a short-term investment with an accumulated unrealized loss of $672. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,143,044 and $1,138,952, as of March 31, 2024 and December 31, 2023, respectively). Shinbao is a privately-held company in Taiwan. As of July 31, 2024, the stock title transfer is still under process.

As of March 31, 2024 and December 31, 2023, the fair value of the investment was as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Investment - Liquidity	$13,831	$13,831
Prepaid investment	1,096,148	1,143,044
Total Investment	1,109,979	1,156,875

NOTE 5 - Inventories, net

As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Satellite equipment for sale under construction	$170,892	$170,892

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2024, the Company did not record any write-down of obsolete inventory. For the year ended December 31, 2023, the Company wrote-down $1,327,788 of obsolete inventory. The inventory write-down is included in “Cost of Goods Sold” in the consolidated statement of operations.

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of March 31, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Prepaid professional expense	$118,854	$110,043
Others	80,196	48,128
Total	$199,050	$158,171
Prepayment for equipment and intangible assets – customer projects – related parties	2,073,448	2,076,138
Prepayment for equipment and intangible assets – customer projects - others	8,465,922	8,326,017
Total	$10,539,370	$10,402,155

In addition to the $199,050 and $158,171 in prepaid expenses as of March 31, 2024 and December 31, 2023, respectively, the Company also has prepayment for equipment and intangible assets – related parties in an amount of $2,073,448, and $2,076,138 as of March 31, 2024 and December 31, 2023, respectively, and prepayment for equipment and intangible assets - others in an amount of $8,465,922 and $8,326,017 as of March 31, 2024 and December 31, 2023, respectively. These prepayments for equipment and intangible assets are related to ongoing projects.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $34,404,930 as of March 31, 2024 and $35,876,859 as of December 31, 2023) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,323,267 as of March 31, 2024 and 1,379,879 as of December 31, 2023) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of May 22, 2024, the qualified license applications are still in progress.

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

As of March 31, 2024 and December 31, 2023, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since first 5,000,000 shares of that 6,000,000 shares sold and new 5,000,000 shares acquired later on, we used the average acquisition cost of NT$25.58 per share to determine the value of long-term investments as of December 31, 2023.

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - Long-term Investment - Continued

On July 28, 2023, we and Ejectt signed a non-binding letter of intent with respect to a possible merger between our subsidiary, Aerkomm Taiwan, and Ejectt. At a January 30, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved pursuing the merger with Ejectt, under which Aerkomm Taiwan would be the surviving company, and an offer of merger was delivered to Ejectt on February 1, 2024.

Aerkomm Taiwan held a shareholders meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. Pursuant to the terms of the merger agreement, Aerkomm Taiwan and Ejectt agreed to close the merger on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024 and Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm can provide no assurance as to whether the Department of Investment Review will approve the merger.

As of March 31, 2024 and December 31, 2023, 6,000,000 shares of Ejectt’s common stock were restricted.

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

In Q1 2023, the Company disposed AnaNaviTek for amount of $325,578.

As of March 31, 2024 and December 31, 2023, the fair value of the long-term investment was as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Investment at cost - Ejectt - long-term	$4,808,111	$5,013,814
Net	$4,808,111	$5,013,814

NOTE 9 - Intangible Asset, Net

As of March 31, 2024 and December 31, 2023, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2023	$4,950,000	(3,547,500)	1,402,500
Addition	12,456,469	(834,277)	11,622,192
December 31, 2023	17,406,469	(4,381,777)	13,024,692
Addition	(14,543)	(433,666)	(448,209)
March 31, 2024	$17,391,926	$(4,815,443)	$12,576,483

Amortization expense was $434,929 and $123,750 for each of the three months periods ended March 31, 2024 and 2023.

As of March 31, 2024, as a result of the acquisition of Mesh Tech, Aerkomm determined the fair value of the purchased intangible assets, consisting of Mesh Tech’s software for mesh networking, distributed content servers and edge computing, to be $12,102,000 which has been reclassified as intellectual property under intangible assets (see Note 10) out of $12,456,469.

Note 10 - Goodwill

As of March 31, 2024 and December 31, 2023, the goodwill were as follows.

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2023	$4,561,037	-	4,561,037
Addition	4,573,819	(4,561,037)	12,782
December 31, 2023	9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
March 31, 2024 (unaudited)	$9,134,856	$(4,561,037)	$4,573,819

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable - current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder - non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable assets acquired	11,926,181
Goodwill as a result of the acquisition	$4,573,819

NOTE 11 - Other Payable and Accrued Expenses

Nature	March 31, 2024	December 31, 2023
Outside service, professional, and consultant fee	$3,695,485	$3,553,169
Land commission	1,323,267	1,379,879
Interest payable	1,284,055	1,037,126
Bonus, health insurance, and payroll taxes	923,920	716,786
Investment payable	450,606	469,884
R&D supplies	528,132	448,996
Employee reimbursement	306,990	348,308
Office expense	92,335	58,014
Others	42,448	44,950
Total	$8,647,238	$8,057,112

The Company also notes that $7,662,308 of our Accrued Expenses of $8,390,567 as of March 31, 2024 was our accrual for unpaid salaries due to substantially all of our employees (including those of our wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of our employees in 2023. As of the date of this filing, approximately forty percent (40%) of such accrued unpaid salaries have been settled pursuant to the form of letter outlining Aerkomm employee's stock option exercise forms. Employees signing such agreement have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of common stock in return for waiving the right to receive an aggregate of $3,051,000 in unpaid salary. Over the course of the coming quarters, we will try to settle, in cash, the remaining $4,525,034 of the accrued unpaid salaries as of April 30, 2024.

AERKOMM INC. AND SUBSIDIARIES
Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2024	2023
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.75 Year	1.97 Years
Finance lease	0.60 Years	0.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

Operating Leases

	March 31, 2024	December 31, 2023
	(Unaudited)
Right-of-use assets	$191,307	$221,417
Lease liability - current	$161,026	$155,764
Lease liability - non-current	$100,329	$120,932

Finance Leases

	March 31, 2024	December 31, 2023
	(Unaudited)
Property and equipment, at cost	$53,179	$56,770
Accumulated depreciation	(46,975)	(47,968)
Property and equipment, net	$6,204	$8,802

Lease liability - current	$9,474	$12,669
Lease liability - non-current	-	-
Total finance lease liabilities	$9,474	$12,669

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months periods ended March 31, 2024 and 2023:

Operating Leases

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Lease expense	$32,001	$33,184
Sublease rental income	(2,019)	(24,580)
Net lease expense	$29,982	$8,604

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases - Continued

Finance Leases

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$2,700	$2,794
Interest on lease liabilities	109	218
Total finance lease cost	$2,809	$3,012

Supplemental cash flow information related to leases for the three months periods ended March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$(14,401)	$17,880
Financing cash outflows from finance lease	$2,826	$2,924

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
April 1, 2024 - March 31, 2025	$99,755	$99,755
April 1, 2025 - March 31, 2026	89,256	89,256
April 1, 2026 - March 31, 2027	14,876	14,876
Total lease payments	$203,887	$203,887
Less: Imputed interest	(12,580)	(12,580)
Present value of lease liabilities	$191,307	$191,307
Current portion	(90,978)	(90,978)
Non-current portion	$100,329	$100,329

Finance Leases

Total
(Unaudited)
April 1, 2024 - March 31, 2025	$9,625
April 1, 2025 - March 31, 2026	-
Total lease payments	$9,625
Less: Imputed interest	(151)
Present value of lease liabilities	$9,474
Current portion	9,474
Non-current portion	$-

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, would originally mature on July 16, 2021. As of March 31,2024, the outstanding loan balance is $939,555 (NTD 30,000,000). This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary funding of $5,018,458 as of March 31, 2024 is in the nature of temporary borrowing that does not incur interest or have a set maturity date and which the Company aims to repay at our earliest convenience. The Company plans to pay the remaining temporary funding according to its repayment plan, with particular attention to any overdue payments.

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and 2,500,000 shares Ejectt stock is pledged as collateral as of March 31, 2024 and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. As of March 31, 2024, the Company has repaid $7,288,340 out of a total of $10,389,821 of principal and interest due on the Bonds. We expect to repay the remaining balance of the amount of $3,101,481 owed on the bonds and the interest within the next few months.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

As of March 31, 2024 and December 31, 2023, the long-term bonds payable consisted of the following:

	March 31	December 31,
	2024	2023
	(Unaudited)
Current
Credit Enhanced Zero Coupon Convertible Bonds	$-	$10,000,000
Unamortized loan fee	-	(551,845)
Net carry value	-	9,448,155
Early redemption loss		855,620
Early redemption convertible bonds payable- default	$3,052,538	$10,303,775
Non-current
Coupon Bond	$200,000	$200,000

Early redemption convertible bonds payable at December 31, 2023	$10,303,775
January 04, 2024 Payment	(5,231,456)
January 16, 2024 Payment	(2,019,781)
Early redemption convertible bonds payable – default at March 31, 2024	$3,052,538

Amortization of discount and bonds issuance costs $216,943 and $125,134 for the three months ended March 31, 2024 and 2023, respectively. The Company has been charged with 5% default interest since December 4, 2023.The total default interest payable as of March 31, 2024 was $48,943.

NOTE 16 - Convertible Long-term Notes Payable

On December 7, 2022, Aerkomm Inc. (the “Company”) entered into an investment conversion and note purchase agreement (the “Agreement”) with World Praise Limited, a Samoa registered company (“WPL”). Pursuant to the terms of this Agreement, (i) a subscription for the common stock of the Company in the amount of $3,175,200, which was entered into between WPL and the Company on June 28, 2022 and funded (the “June Subscription”), (ii) a subscription for the common stock of the Company in the amount of $5,674,000, which was entered into between WPL and the Company on September 15, 2022 and funded (the “September Subscription”), and (iii) a subscription for the capital stock of MEPA Labs, Inc. (“MEPA”), a wholly owned subsidiary of the Company, in the amount of $4,324,000, which was entered into between MEPA and the Company on June 28, 2022 and funded (the “MEPA Subscription,” and together with the June Subscription and the September Subscription, the “WPL Subscriptions”), the WPL Subscriptions in the aggregate totaling $13,173,200, were converted into loans to the Company evidenced by that certain convertible bond of the Company in favor of WPL and dated December 7, 2022 (the “Convertible Bond”)

In addition, and as indicated in the Agreement, WPL agreed to lend an additional $10,000,000 to the Company under the Convertible Note (the “New Loan”) and to cap the aggregate amount of loans to the Company under the Convertible Note, including the New Loan, the WPL Subscriptions and any future advances under the Convertible Note, at $30,000,000.

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of March 31, 2024 and December 31, 2023. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $1,222,571 as of March 31, 2024, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Income Taxes - Continued

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

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

a.	As of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Other receivable from:
- Loan:
EESquare JP [1]	$241,370	$154,698
WTL[4]	2,197,822	1,936,587

- Others:
EESquare JP [1]	21,225	19,160
StarJec[2]	-	-
Ejectt[3]	-	15,983
Others[7]	-	21,073
Total	$2,460,417	$2,147,501

	$2,073,448	$2,076,138

Short-term loan from WTL[4]	-	-

Prepayment from Ejectt[3]	$6,154,989	6,534,908

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	56,600	59,021
StarJec[2]	104,093	111,702
Kevin Wong[6]	106,374	75,327
Others[7]	455,728	461,705
Total	$741,842	$726,802

1.

Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $673 per month as of March 31, 2024. $241,370 of $262,595 represents other receivable loans from EESquare JP as of March 31, 2024. These loans are interest-free and have no maturity date.

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Related Party Transactions - Continued

3.

Represents prepayment paid by Ejectt to order [6] sets of antennas from Aircom Telecom with prepayment of $1,192,240 as of March 31, 2024 and $1,243,247 as of December 31, 2023. As of June 17, 2023, Aerkomm Taiwan entered into MOU with Ejectt to appoints Ejectt as its exclusive represent agency in Taiwan with NTD 20,000,000 security deposit (approximately $626,370 as of March 31, 2024 and $653,168 as of December 31, 2023). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,035,624 as of March 31, 2024 and $4,330,592 as of December 31, 2023. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $167,032 as of March 31, 2024 and 174,178 as of December 31, 2023) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,073,448 as of March 31,2024 and $2,076,138 as of December 31, 2023 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.

The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has an interest payable balance of $56,600 and $59,021 (approximately NTD 1,807,000) as of March 31, 2024 and December 31, 2023, respectively from these loans. The Company has other receivable loans of $2,197,822 and $1,936,587 from WTL due to operational needs as of March 31, 2024 and December 31, 2023. These other receivable loans do not have any stated interest rates or maturity date.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.

Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $106,374 (approximately NTD 3,396,000) as of March 31, 2024, and $75,327 (approximately NTD 2,306,000) as of March 31, 2024.

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

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

The Company used the following assumptions to estimate the fair value of options granted in three months period ended March 31, 2024 and year ended December 31, 2023 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.22%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 22 - Commitments

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

AERKOMM INC. AND SUBSIDIARIES

Restated Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 22 - Commitments - Continued

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”). Pursuant to the terms of the Equity Sales Contract, the Company agreed to sell 25,500,000 shares (the “Shares”) of Aerkomm Taiwan Inc., the Company’s wholly-owned subsidiary (the “Aerkomm Taiwan”), to dMobile System Co., Ltd. (the “Buyer”) for NT$255,000,000 (approximately 8,300,000). Aerkomm treats Aerkomm Taiwan as a consolidated subsidiary because Aerkomm owns 49% of the shares of Aerkomm and controls the other 51% by contract. The balance of 51% of the shares of Aerkomm Taiwan are held by dMobile, whose sole owner, Shen- Chung Chang, is a founder of Aerkomm and holder of more than 10% of the voting shares of Aerkomm. dMobile has not yet paid Aerkomm the amount due to Aerkomm for the sale of Aerkomm Taiwan shares to dMobile. Under the contract for the sale of such shares from Aerkomm to dMobile, Aerkomm has the right to declare a breach of contract if such amount has not been paid within 180 days of date of sales contract, which is dated December 29, 2022. Furthermore, the shares held by dMobile in Aerkomm Taiwan are pledged to Aerkomm’s designee, Mr. Albert Hsu, who is to execute rights as a pledgee under the instruction of Aerkomm and who is a shareholder and director of Aerkomm.

NOTE 23 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the unauditied condensed consolidated financial statements.

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

The Company evaluates all events and transactions that occur after March 31, 2024 up through the date the Company issues the unaudited condensed consolidated financial statements. Other than the event disclosed above and elsewhere in these unaudited condensed consolidated financial statements, there is no other subsequent event occurred that would require recognition or disclosure in the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the Original Form 10-Q, as well as to incorporate certain conforming changes.

The Company has restated, by means of its Annual Report on Form 10-K/A for the year ended December 31, 2023 (“2023 Form 10-K/A”), its consolidated balance sheet at December 31, 2023. For information on the impact of the restatement, reference is made to the Company’s 2023 Form 10-K/A, (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 9A. Controls and Procedures. In addition, the restatement impacts the first quarter of 2024. The restated amounts for the first quarter of 2024 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2024.

In the course of preparing its financial statements for quarter ended March 31, 2024, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2023. The restatement is to reflect a correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short term debt instead, which required updating the Company’s Liabilities on its Consolidated Balance Sheets. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the year ended December 31, 2023 and for the quarterly period ended March 31, 2024 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required.

Throughout the following Management’s Discussion and Analysis of Financial Condition and Result of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Results of Operations

Restated Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our restated results of operations during the three months periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Change
	2024 (Restated)	2023	$	%
Net Sales	$18,480	$454,281	$(435,801)	(95.9)%
Service income	34,775	-	34,775	100.0%
Cost of sales	38,116	447,781	(409,665)	(91.5)%
Operating expenses	5,108,102	3,643,426	1,464,676	40.2%
Loss from operations	(5,092,963)	(3,636,926)	(1,456,037)	40.0%
Net non-operating expense	(987,210)	(117,510)	(869,700)	740.1%
Loss before income taxes	(6,080,173)	(3,754,436)	(2,325,737)	61.9%
Income tax expense	2,400	-	2,400	100.0%
Net Loss	(6,082,573)	(3,754,436)	(2,328,137)	62.0%
Other comprehensive income	(669,236)	134,254	(803,490)	(598.5)%
Total comprehensive loss	$(6,751,809)	$(3,620,182)	$(3,131,627)	86.5%

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

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $1,464,676, or 40.2% to $5,108,102 for the three-month period ended March 31, 2024, from $3,643,426 for the three-month period ended March 31, 2023. Such increase was mainly due to increases in salary expenses, stock compensation expenses, professional fees, and amortization expenses of $1,280,339, $578,157, 515,504, and $319,364, respectively, which was offset by the decreases in R&D expenses and depreciation expense of $834,271 and $109,601.

Net non-operating expense. We had $987,210 in net non-operating expense for the three-month period ended March 31, 2024, as compared to net non-operating expense of $117,510 for the three-month period ended March 31, 2023. The net non-operating expense in the three-month period ended March 31, 2024 includes foreign exchange loss of $688,595, unrealized investment gain of $672, interest expenses of $286,631, and other loss, net of $12,656. Net non-operating expense in the three-month period ended March  31, 2023 represents gain on foreign exchange translation of $179,589, unrealized loss from the transactions of our liquidity contract and prepaid investment of $7,829, other financing cost due to amortization of convertible bonds issuing cost of $125,134 and interest expense of $236,073, which was offset by the interest income and other incomes of $71,937.

Loss before income taxes. Our loss before income taxes increased by $2,325,737, or 61.9%, to $6,082,573 for the three-month period ended March 31, 2024, from a loss of $3,754,436 for the three-month period ended March 31, 2023, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 for the three-month period ended March 31, 2024, as compared to the income tax expense of $0 for the three-month period ended March 31, 2023.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $3,131,627, or 86.5%, to $6,751,809 for the three-month period ended March 31, 2024, from $3,620,182 for the three-month period ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $103,756 and restricted cash of $15,019. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Restated Three Months Ended March 31,
	2024 (Restated)	2023
Net cash used in operating activities	$(3,537,498)	$(5,110,931)
Net cash used in investing activity	(688,720)	(10,247)
Net cash used in financing activity	(4,353,153)	752,910
Net decrease in cash and cash equivalents	(8,579,372)	(4,368,268)
Cash at beginning of year	7,428,702	10,101,920
Foreign currency translation effect on cash	1,269,445	(210,105)
Cash at end of year	$118,775	$5,523,547

Operating Activities

Net cash used for operating activities was $3,537,498 for the three months ended March 31, 2024, as compared to $5,110,931 for the three months ended March 31, 2023. In addition to the net loss of $6,082,573, the decrease in net cash used for operating activities during the three-month period ended March 31, 2024 was mainly due to the decrease in accounts receivable and the increase in accrued expenses and other current liabilities of $41,088 and $2,620,514, respectively, offset by the decrease in prepaid expenses and other current assets of $2,754,311. In addition to the net loss of $3,754,436, the increase in net cash used for operating activities during the three-month period ended March 31, 2023 was mainly due to increase in prepaid expenses, accounts payable, and other payable of $2,068,638, $353,703, and $425,562, respectively, offset by the increase in accrued payroll liability and prepayment from customer, interest payable of $152,518, $352,081, and $235,482.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $688,720 as compared to net cash used by investing activities of $10,247 for the three months ended March 31, 2023. The net cash provided by investing activities for the three months ended March 31, 2024 was mainly prepayment for land of $346,070, which was offset by the cash used for the purchase of property and equipment of $11,275. The net cash provided by investing activities for the three months ended March 31, 2023 was mainly for the proceeds from disposal of long term investment of $325,578, which was offset by the purchase of property and equipment of $335,825.

Financing Activities

Net cash used and provided by financing activities for the three months ended March 31, 2024 and 2023 was $5,749,498 and $752,910, respectively. Net cash provided by financing activities for the three months ended March 31, 2024 were mainly attributable to net proceeds from issuance of common stock in the amount of $6,558,000 offset by repayment of long term notes payable of $7,251,237. Net cash provided by financing activities for the three months ended March 31, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $758,439.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Information pertaining to controls and procedures has been updated for events and developments occurring subsequent to the filing of the Original Form 10-Q through the filing on May 29, 2024 of the Company’s 2023 Form 10-K/A. This Form 10-Q Amendment has not been updated to reflect any events or developments occurring subsequent to March 31, 2024.

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

The Company restated its consolidated balance sheet at December 31, 2023 (the “2023 Restatement”). For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1. Restated Financial Statements—Note 2. Summary of Significant Accounting Policies—Restatement of Financial Statements” above.

Accordingly, the Company is reporting in this Form 10-Q Amendment its most recent evaluation of its disclosure controls and procedures which considered matters relating to the 2023 Restatement.

As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

In making this evaluation, the Company has considered matters relating to the 2023 Restatement including actions taken by the Company within the past year to identify and enhance the effectiveness of its disclosure controls and procedures and internal controls over financial reporting.

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Other than as described above, since the evaluation date by the Company’s management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, our management identified the following material weaknesses:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	We will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K Amendment filed on September 5, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K Amendment for the year ended December 31, 2023 filed with the SEC on September 5, 2024.

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

Date: September 16, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)