Form 10-Q
period 2024-06-30
Aerkomm Inc.
filed 2024-09-19
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of July 24, 2024, there were 18,352,613 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AERKOMM INC.

RESTATED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Assets
Current Assets
Cash	$63,740	$4,202,797
Short-term investment	1,092,414	1,156,875
Account receivable - related parties	-	41,088
Inventories, net	170,892	170,892
Prepaid expenses	287,258	158,171
Other receivable - related parties	3,359,397	2,147,501
Other receivable	2,337,276	122,024
Other current assets	69,231	65,937
Total Current Assets	7,380,208	8,065,285
Long-term Investment	4,731,064	5,013,814
Property and Equipment
Cost	5,345,065	5,381,203
Accumulated depreciation	(3,152,624)	(3,085,789)
	2,192,441	2,295,414
Prepayment for land	38,346,669	40,114,286
Prepayment for equipment	317,639	324,866
Net Property and Equipment	40,856,749	42,734,566
Other Assets
Prepayment for equipment and intangible assets – customer projects – related parties	2,076,605	2,076,138
Prepayment for equipment and intangible assets – customer projects	8,406,433	8,326,017
Restricted cash	14,755	3,225,905
Intangible asset, net	12,136,934	13,024,692
Goodwill	4,573,819	4,573,819
Right-of-use assets, net – operating leases	162,142	221,417
Right-of-use assets, net – finance lease	52,327	55,454
Deposits	368,115	534,515
Total Other Assets	27,791,130	32,037,957
Total Assets	$80,759,151	$87,851,622

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan	$5,512,037	$5,712,244
Convertible long-term bonds payable – current	2,537,349	10,303,775
Convertible long-term note payable - current	23,173,200	23,173,200
Accounts payable	1,892,480	1,900,317
Accrued expenses	6,598,518	5,995,972
Other payable - related parties	781,934	726,802
Other payable	11,369,618	8,057,112
Prepayment from customer - related parties	5,902,466	6,534,908
Prepayment from customer	762,000	-
Long-term loan - current	-	5,045
Lease liability - current	167,001	168,433
Total Current Liabilities	58,696,603	62,577,808
Long-term Liabilities
Convertible long-term bonds payable	200,000	200,000
Contract liability - non-current	-	762,000
Lease liability - non-current	79,416	120,932
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	280,416	1,083,932
Total Liabilities	58,977,019	63,661,740
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,203,451 shares and 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of June 30, 2024 and December 31, 2023	18,203	16,720
Additional paid in capital	109,956,218	97,015,470
Subscribed capital	3,499,496	5,004,000
Accumulated deficits	(90,473,956)	(77,479,704)
Accumulated other comprehensive loss	(1,217,829)	(366,604)
Total Stockholders’ Equity	21,782,132	24,189,882
Total Liabilities and Stockholders’ Equity	$80,759,151	$87,851,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2024	Restated 2023	2024	Restated 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales – Related Party	$-	$-	$18,480	$451,915
Service Income – Related Party	-	-	34,775	-

Total Revenue	-	-	53,255	451,915

Cost of Sales	22,727	-	60,843	445,449

Gross (Loss) Profit	(22,727)	-	(7,588)	6,466

Operating Expenses	6,446,335	3,635,725	11,554,437	7,279,117

Loss from Operations	(6,469,062)	(3,635,725)	(11,562,025)	(7,272,651)

Non-Operating Income (Loss)

Foreign currency exchange loss	(141,664)	(499,732)	(830,259)	(320,143)
Interest expenses	(305,994)	(365,443)	(592,625)	(726,650)
Unrealized gain (loss) on investments	108	(95,686)	780	(103,515)
Other income (loss), net	4,933	37,470	(7,723)	109,407

Net Non-Operating Loss	(442,617)	(923,391)	(1,429,827)	(1,040,901)

Loss before Income Taxes	(6,911,679)	(4,559,116)	(12,991,852)	(8,313,552)

Income Tax Expense	-	2,400	2,400	2,400

Net Loss	(6,911,679)	(4,561,516)	(12,994,252)	(8,315,952)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(181,989)	(356,188)	(851,225)	(221,934)

Total Comprehensive Loss	$(7,093,668)	$(4,917,704)	$(13,845,477)	$(8,537,886)

Net Loss Per Common Share:

Basic	$(0.39)	$(0.46)	$(0.73)	$(0.84)
Diluted	$(0.39)	$(0.46)	$(0.73)	$(0.84)

Weighted Average Shares Outstanding - Basic	17,900,921	9,869,165	17,900,921	9,869,165
Weighted Average Shares Outstanding - Diluted	17,900,921	9,869,165	17,900,921	9,869,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	134,254	134,254
Net loss for the period	-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479

Issuance of common stock	-	-	-	-	-	-
Stock compensation expense	-	-	209,995	-	-	209,995
Other comprehensive income	-	-	-	-	(356,188)	(356,188)
Net loss for the period	-	-	-	(4,561,516)	-	(4,561,516)
Balance as of June 30, 2023 (Restated)	9,720,003	$9,720	$79,342,891	(61,961,933)	(595,908)	16,794,770

For the six months ended June 30, 2024

	Common Stock		Additional Paid in	Subscribed	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2024	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	24,189,882
Issuance of common stock	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	633,048	-	-	-	633,048
Other comprehensive income	-	-	-	-	-	(669,236)	(669,236)
Net loss for the period	-	-	-	-	(6,082,573)	-	(6,082,573)
Balance as of March 31, 2024	17,813,451	$17,813	$104,205,425	$-	$(83,562,277)	$(1,035,840)	$19,625,121
Issuance of common stock	390,000	390	2,339,610	-	-	-	2,340,000
Capital Injection	-	-	-	3,499,496	-	-	3,499,496
Stock compensation expense	-	-	3,411,183	-	-	-	3,411,183
Other comprehensive income	-	-	-	-	-	(181,989)	(181,989)
Net loss for the period	-	-	-	-	(6,911,679)	-	(6,911,679)
Balance as of June 30, 2024	18,203,451	$18,203	$109,956,218	$3,499,496	$(90,473,956)	$(1,217,829)	$21,782,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2024	Restated 2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(12,994,252)	(8,315,952)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	1,024,772	606,747
Amortization of Right of Use Assets	63,539	43,658
Stock-based compensation	4,044,230	264,886
Unrealized investment (gains) loss	(780)	103,515
Amortization of discount and bonds issuance costs	-	252,021
Changes in operating assets and liabilities:
Accounts receivable	41,088	-
Prepaid expenses and other current assets	(2,562,695)	(3,342,273)
Deposits	166,400	(239,257)
Accounts payable	(7,837)	(243,963)
Accrued expenses and other current liabilities	4,362,101	4,837,127
Operating lease liability	21,710	(21,231)
Net Cash Used for Operating Activities	(5,841,724)	(6,054,722)

Cash Flows from Investing Activities
Prepayment for land	(340,524)	-
Disbursement for other receivable - related parties loans	(1,231,799)	-
Proceeds from disposal of long-term investment	-	325,578
Purchase of property and equipment	(11,094)	(364,164)
Net Cash (Used) Provided by Investing Activities	(1,583,417)	(38,586)

Cash Flows from Financing Activities
Proceeds from short-term loan	944,686	15,145
Proceeds from equity financing	1,948,100	-
Repayment of short-term loan	(837,871)	-
Repayment of long-term loan	(4,843)	(5,642)
Repayment of convertible long-term bond payable	(7,766,426)	-
Proceeds from subscribed capital	4,421,782	-
Payment on finance lease liability	(5,381)	(5,817)
Net Cash Provided by Financing Activities	(1,299,953)	3,686

Net Decrease in Cash and Restricted Cash	(8,725,094)	(6,089,622)
Cash and Restricted Cash, Beginning of Period	7,428,702	10,101,920
Foreign Currency Translation Effect on Cash	1,374,887	338,698
Cash and Restricted Cash, End of Period	$78,495	4,350,996

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	592,625	$-

Cash and Restricted Cash:
Cash	$63,740	1,125,988
Restricted cash	14,755	3,225,008
Total	$78,495	4,350,996

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

Aircom Telecom LLC (“Aircom Taiwan”), which a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024 and the results of operations and cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six months periods are unaudited. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restated Unaudited Interim Financial Information

The accompanying restated condensed consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2023 and restated condensed consolidated statements of cash flows for the six months ended June 30, 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s the results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six months periods are unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

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

The following table summarized the effect of the financial statement adjustments related to the restatement on each financial statement line items as of and for the years ended December 31, 2023.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Consolidated Balance Sheets (Restated)

	As of December 31, 2023
	As previously Reported	Adjustment		As restated
Assets
Current Assets
Cash	$4,202,797	$		$4,202,797
Short-term investment	3,804,850		(2,647,975)	1,156,875
Account receivable – related parties	41,088			41,088
Inventories, net	170,892			170,892
Prepaid expenses	158,171			158,171
Other receivable – related parties	1,167,749		979,752	2,147,501
Other receivable	122,024			122,024
Other current assets	65,937			65,937
Total Current Assets	9,733,508		(1,668,223)	8,065,285
Long-term investment	4,261,920		751,894	5,013,814
Property and Equipment, net
Cost	5,436,657		(55,454)	5,381,203
Accumulated depreciation	(3,085,789)			(3,085,789)
	2,350,868		(55,454)	2,295,414
Prepayment for land	40,114,286			40,114,286
Prepayment for equipment – internal use	324,866			324,866
Net Property and Equipment	42,790,020		(55,454)	42,734,566
Other Assets
Prepayment for equipment and intangible assets – customer projects – related party	2,076,138		-	2,076,138
Prepayment for equipment and intangible assets – customer projects	8,326,017			8,326,017
Restricted cash	3,225,905			3,225,905
Intangible asset, net	13,024,692			13,024,692
Goodwill	4,573,819			4,573,819
Right-of-use assets, net – operating leases	221,417			221,417
Right-of-use assets, net – finance lease	-		55,454	55,454
Deposits	534,515			534,515
Total Other Assets	31,982,503		55,454	32,037,957
Total Assets	$88,767,951		$(916,329)	$87,851,622

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan	$132,257		$5,579,987	$5,712,244
Convertible long-term bonds payable – current	-		10,303,775	10,303,775
Convertible long-term note payable – current	-		23,173,200	23,173,200
Accounts payable	1,900,317			1,900,317
Accrued expenses	5,995,972			5,995,972
Other payable – related parties	726,802			726,802
Other payable	12,617,277		(4,560,165)	8,057,112
Prepayment from customer – related parties	6,534,908			6,534,908
Long-term loan – current	5,045			5,045
Lease liability – current	168,433			168,433
Total Current Liabilities	28,081,011		34,496,797	62,577,808
Long-term Liabilities
Convertible long-term bonds payable	9,648,155		(9,448,155)	200,000
Convertible long-term note payable	23,173,200		(23,173,200)	-
Long-term loan	-		-	-
Prepayments from customer – non-current	762,000			762,000
Lease liability – non-current	120,932			120,932
Restricted stock deposit liability	1,000			1,000
Total Long-term Liabilities	33,705,287		(32,621,355)	1,083,932
Total Liabilities	61,786,298		1,875,442	63,661,740
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	-		-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023 and 9,720,003 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2022	16,720			16,720
Additional paid in capital	97,015,470			97,015,470
Subscribed capital	5,004,000		-	5,004,000
Accumulated deficits	(74,719,954)		(2,759,750)	(77,479,704)
Accumulated other comprehensive loss	(334,583)		(32,021)	(366,604)
Total Stockholders’ Equity	26,981,653		(2,791,771)	24,189,882
Total Liabilities and Stockholders’ Equity	$88,767,951		$(916,329)	$87,851,622

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss (Restated)

	For the
	Three Months Ended
	June 30, 2023
	As previously Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)

Net Sales – Related Party	$-		$-
Service Income – Related Party	-		-

Total Revenue	-		-

Cost of Sales	-		-

Gross Profit	-		-

Operating Expenses	3,635,725		3,635,725

Loss from Operations	(3,635,725)		(3,635,725)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(499,732)		(499,732)
Bond issuance cost	(126,887)	126,887	-
Interest expenses	-	(365,443)	(365,443)
Unrealized gain (loss) on investments	3,098,923	(3,194,609)	(95,686)
Other income (loss), net	(201,086)	238,556	37,470
Net Non-Operating (Loss) Income	2,271,218	(3,194,609)	(923,391)

Loss before Income Taxes	(1,364,507)	(3,194,609)	(4,559,116)

Income Tax Expense	2,400		2,400

Net Loss	(1,366,907)	(3,194,609)	(4,561,516)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(416,644)	60,456	(356,188)
Total Comprehensive Loss	$(1,783,551)	(3,134,153)	$(4,917,704)

Net Loss Per Common Share:

Basic	$(0.14)		$(0.46)
Diluted	$(0.14)		$(0.46)

Weighted Average Shares Outstanding - Basic	9,869,165		9,869,165
Weighted Average Shares Outstanding - Diluted	9,869,165		9,869,165

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

	For the
	Six Months Ended
	June 30, 2023
	As
	previously
	Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)
Net Sales – Related Party	$451,915		$451,915
Service Income – Related Party	-		-

Total Revenue	451,915		451,915

Cost of Sales	445,449		445,449

Gross Profit	6,466		6,466

Operating Expenses	7,279,117		7,279,117

Loss from Operations	(7,272,651)		(7,272,651)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(320,143)		(320,143)
Bond issuance cost	(252,021)	252,021	-
Interest expenses	-	(726,650)	(726,650)
Unrealized gain (loss) on investments	3,091,094	(3,194,609)	(103,515)
Other income (loss), net	(365,222)	474,629	109,407
Net Non-Operating (Loss) Income	2,153,708	(3,194,609)	(1,040,901)

Loss before Income Taxes	(5,118,943)	(3,194,609)	(8,313,552)

Income Tax Expense	2,400		2,400

Net Loss	(5,121,343)	(3,194,609)	(8,315,952)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(282,390)	60,456	(221,934)
Total Comprehensive Loss	$(5,403,733)	(3,134,153)	$(8,537,886)

Net Loss Per Common Share:

Basic	$(0.52)		$(0.84)
Diluted	$(0.52)		$(0.84)

Weighted Average Shares Outstanding - Basic	9,869,165		9,869,165
Weighted Average Shares Outstanding - Diluted	9,869,165		9,869,165

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Unaudited Condensed Consolidated Statements of Cash Flows (Restated)

	For the
	Six Months Ended
	June 30, 2023
	As
	previously
	Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,121,343)	$(3,194,609)	$(8,315,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606,747		606,747
Amortization of Right of Use Assets	43,658		43,658
Stock-based compensation	264,886		264,886
Unrealized (gain) loss on investments	(3,091,094)	3,194,609	103,515
Amortization of bonds issuance costs	252,021		252,021
Changes in operating assets and liabilities:
Accounts receivable	-		-
Prepaid expenses and other current assets	(3,342,273)		(3,342,273)
Deposits	(239,257)		(239,257)
Accounts payable	(243,963)		(243,963)
Accrued expenses and other current liabilities	4,837,329	(202)	4,837,127
Operating lease liability	(21,433)	202	(21,231)
Net Cash Used for Operating Activities	(6,054,722)	-	(6,054,722)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-		-
Proceeds from disposal of long-term investment	325,578		325,578
Purchase of property and equipment	(364,164)		(364,164)
Net Cash (Used) Provided by Investing Activities	(38,586)		(38,586)

Cash Flows from Financing Activities
Proceeds from short-term loan	15,145		15,145
Repayment of long-term loan	(5,642)		(5,642)
Payment on finance lease liability	(5,817)		(5,817)
Net Cash Provided by Financing Activities	3,686		3,686

Net Decrease in Cash and Restricted Cash	(6,089,622)		(6,089,622)
Cash and Restricted Cash, Beginning of Period	10,101,920		10,101,920
Foreign Currency Translation Effect on Cash	338,698		338,698
Cash and Restricted Cash, End of Period	$4,350,996		$4,350,996

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-		$-

Cash and Restricted Cash:
Cash	$1,125,988		$1,125,988
Restricted cash	3,225,008		3,225,008
Total	$4,350,996		$4,350,996

Reclassifications of Prior Year Presentation

Certain prior year balance sheet, and cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2024 and December 31, 2023, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $44,000 and $7,246,000 as of June 30, 2024 and December 31, 2023, respectively.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of June 30, 2024 and December 31, 2023, the Company had $0 and $41,088 Account Receivable. Therefore, allowances for expected credit losses were $0 as of June 30, 2024 and December 31, 2023.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the six months ended June 30, 2024.

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

A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases and finance leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments by discount rates. The Company’s lease discount rates are generally based on its incremental borrowing rate, as the discount rates implicit in the Company’s leases is readily determinable. Operating leases are included in operating lease right-of-use assets and lease liabilities in the unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment and lease liability in our unaudited condensed consolidated balance sheets. Lease expense for operating expense payments is recognized on a straight-line basis over the lease term. Interest and amortization expenses are recognized for finance leases on a straight-line basis over the lease term.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on June 30, 2024. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of June 30, 2024 and December 31, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the six months ended June 30, 2024 composed of the sales of ground antenna unit and test support to a related party. The majority of the Company’s revenue is recognized at a point in time when product is shipped, or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed Its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2018. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its unaudited condensed consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy for recording interest and penalties associated with any uncertain tax positions is to record such items as a component of income before taxes. Penalties and interest paid or received, if any, are recorded as part of other operating expenses in the unaudited condensed consolidated statement of operations.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,496,485 and 6,260,650 common stock equivalents, primarily stock options and warrants, for the six months ended June 30, 2024 and 2023, respectively. For the fiscal six months ended June 30, 2024 and 2023, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU became effective beginning in the first quarter of the Company’s fiscal year 2023. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024.

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

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 does not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, which included Topic 280 “Segment Reporting”. This guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adopting ASU 2023-07 on its unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - Recent Accounting Pronouncements - Continued

Income Taxes

In December 2023, the FASB issued ASU 2023-09, which included Topic 740 “Income Taxes”. This guidance requires business entities to disclose additional information related to the income taxes. The ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its unaudited condensed consolidated financial statements

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and has been renewed automatically until terminated as indicated below. As of June 30, 2024, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as short-term investment with an accumulated unrealized loss of $780. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program with a different provider.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,078,583 and $1,143,044, as of June 30, 2024 and December 31, 2023, respectively). Shinbao is a privately-held company in Taiwan. As of July 31, 2024, the stock title transfer is still under process.

As of June 30, 2024 and December 31, 2023, the fair value of the investment was as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Investment - Liquidity	$13,831	$13,831
Prepaid investment	1,078,583	1,143,044
Total Investment	1,092,414	1,156,875

NOTE 5 - Inventories, net

As of June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Satellite equipment for sale under construction	$170,892	$170,892

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the six months ended June 30, 2024, the Company did not record any write-down of obsolete inventory. For the year ended December 31, 2023, the Company wrote-down $1,327,788 of obsolete inventory. The inventory write-down is included in “Cost of Goods Sold” in the consolidated statement of operations.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of June 30, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Prepaid professional expense	$118,566	$110,043
Others	168,692	48,128
Prepaid expenses total	$287,258	$158,171
Prepayment for equipment and intangible assets – customer projects – related parties	2,076,605	2,076,138
Prepayment for equipment and intangible assets – customer projects	8,406,433	8,326,017

These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

As of June 30, 2024 and December 31, 2023, the balances of property and equipment were as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)	As restated
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	2,831,390	2,847,119
Satellite equipment	275,410	275,410
Vehicle	261,890	282,183
Leasehold improvement	83,835	83,827
Furniture and fixture	38,512	38,637
	5,345,065	5,381,203
Accumulated depreciation	(3,152,624)	(3,085,789)
Net	2,192,441	2,295,414
Prepayments - land	38,346,669	40,114,286
Prepaid equipment	317,639	324,866
Total	$40,856,749	$42,734,566

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $33,853,603 as of June 30, 2024 and $35,876,859 as of December 31, 2023) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,302,062 as of June 30, 2024 and 1,379,879 as of December 31, 2023) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of May 22, 2024, the qualified license applications are still in progress.

On November 15, 2022, the Company entered into another real estate sale contract (the “Land Purchase Contract 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of June 30, 2024, the Company paid to the Seller 2 installments prepayments of NT$145,800,000 (approximately $4,493,066 as of June 30, 2024) in total.

Depreciation expense was $142,661 and $359,247 for the six months periods ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since the Company sold 5,000,000 shares of the 6,000,000 pledged shares and then later acquired 5,000,000 Ejectt shares once again, the Company used the average acquisition cost of NT$25.58 per share to determine the value of long-term investments as of December 31, 2023.

On July 20, 2023, the Taipei Exchange (the “Exchange”) announced that the securities of Ejectt Inc. would be suspended from trading on the Exchange as of that date, in accordance with Article 12-1 of the Business Rules of the Exchange due to significant changes in the scope of Ejectt’s business within a certain period before and after a change in control, that Ejectt’s new business accounted for more than 51% of its operations and due to the dismissal of independent director, Lin Yi-Bin, due to issues of independence. The Company’s management believes the suspension will have no impact on the value of its investment in the Ejectt stock. The management understood that the Ejectt’s management intended to modify Ejectt’s business such that its new business activities would constitute no more than 49% of the business of Ejectt, thereby enabling the resumption of trading in Ejectt conducting substantially the same business, as when its trading was suspended. However, Ejectt’s stock did not resume trading on the Exchange.

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

Aerkomm Taiwan Inc. held a shareholders’ meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction.

As of June 30, 2024 and December 31, 2023, 6,000,000 shares of Ejectt’s common stock were restricted.

Also on September 29, 2022, the Company entered into a stock purchase agreement (or “Stock Purchase Agreement”) to purchase 2,670,000 shares of common stock of AnaNaviTek Corp. (AnaNaviTek) in a total amount of NT$40,050,000 (approximately $1,303,287 as of December 31, 2022). AnaNaviTek is a privately-held company in Taiwan. As of November 21, 2022, the Company had paid NT$10,005,000 (approximately $325,578 as of December 31, 2022) for 667,000 shares of AnaNaviTek stock and the stock title transfer for these shares has been completed.

In Q1 2023, the Company disposed of the AnaNaviTek stock for amount of $325,578.

As of June 30, 2024 and December 31, 2023, the fair value of the long-term investment was as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Investment at cost - Ejectt - long-term	$4,731,064	$5,013,814
Net	$4,731,064	$5,013,814

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - Intangible Asset, Net

As of June 30, 2024 and December 31, 2023, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2024	$17,406,469	$(4,381,777)	$13,024,692
Addition	-	(882,111)	(882,111)
CTA	(19,990)	14,343	(5,647)
June 30, 2024 (Unaudited)	$17,386,479	$(5,249,545)	$12,136,934

Amortization expense was $882,111 and $247,500 for each of the six months periods ended June 30, 2024 and 2023.

Note 10 - Goodwill

As of June 30, 2024 and December 31, 2023, the goodwill were as follows.

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2023	$4,561,037	-	4,561,037
Addition	4,573,819	(4,561,037)	12,782
December 31, 2023	9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
June 30, 2024 (unaudited)	$9,134,856	$(4,561,037)	$4,573,819

There is $0 and $4,561,037 impairment loss on goodwill was recognized for six-month period ended June 30, 2024 and the year ended December 31, 2023 for all past merger activities.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Goodwill - Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable - current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder - non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable liabilities assumed	11,926,181
Goodwill as a result of the acquisition	$4,573,819

NOTE 11 - Other Payable and Accrued Expenses

Nature	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Outside service, professional, and consultant fee	3,952,904	3,553,169
Land commission	1,302,062	1,379,879
Equity Financing	1,948,100	-
Interest payable	1,547,973	1,037,126
Bonus, health insurance, and payroll taxes	1,189,933	716,786
Investment payable	443,385	469,884
R&D supplies	468,464	448,996
Employee reimbursement	300,979	348,308
Office expense	176,667	58,014
Others	39,151	44,950
Total	11,369,618	8,057,112

The Company also notes that $5,857,545 of our Accrued Expenses of $6,598,518 as of June 30, 2024 was our accrual for unpaid salaries due to substantially all of our employees (including those of our wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of our employees in 2023. As of the date of this filing, approximately forty percent (40%) of such accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of $3,051,000 in unpaid salary.

AERKOMM INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases

A.	Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2024	2023
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.52 Year	1.97 Years
Finance lease	0.35 Years	0.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

B.	The balances for the operating and finance leases are presented as follows within the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

Operating Leases

	June 30, 2024	December 31, 2023
	(Unaudited)
Right-of-use assets	$162,142	$221,417
Lease liability - current	$160,337	$155,764
Lease liability - non-current	$79,416	$120,932

Finance Leases

	June 30, 2024	December 31, 2023
	(Unaudited)
Right-of-use assets, at cost	$52,327	$56,770
Accumulated depreciation	(48,838)	(47,968)
Right-of-use assets, net	$3,489	$8,802

Lease liability - current	$6,665	$12,669
Lease liability - non-current	-	-
Total finance lease liabilities	$6,665	$12,669

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months periods ended June 30, 2024 and 2023:

Operating Leases

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Lease expense	$63,539	$43,658
Sublease rental income	(3,942)	(26,763)
Net lease expense	$59,597	$16,895

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases - Continued

Finance Leases

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$5,323	$5,558
Interest on lease liabilities	190	408
Total finance lease cost	$5,513	$5,966

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
July 1, 2024 – June 30, 2025	$90,179	$90,179
July 1, 2025 – June 30, 2026	81,818	81,818
Total lease payments	$171,997	$171,997
Less: Imputed interest	(9,855)	(9,855)
Present value of lease liabilities	$162,142	$162,142
Current portion	(82,726)	(82,726)
Non-current portion	$79,416	$79,416

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases - Continued

Finance Leases

Total
(Unaudited)
July 1, 2024 – June 30, 2025	$6,733
July 1, 2025 – June 30, 2026	-
Total lease payments	$6,733
Less: Imputed interest	(68)
Present value of lease liabilities	$6,665
Current portion	6,665
Non-current portion	$-

NOTE 13 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,433,177 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021. As of June 30, 2024, the outstanding loan balance was $924,499 (NTD 30,000,000). This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary funding of $5,473,525 as of June 30, 2024, is temporary borrowing that does not incur interest or have a set maturity date and which the Company aims to repay at its earliest convenience. The Company plans to pay the remaining temporary funding according to its repayment plan, with particular attention to any overdue payments.

NOTE 14 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$46,978 as of March 31, 2024 and US$48,988 as of December 31, 2023), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. As of June 30, 2024, the long-term loan has been paid off.

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and Ejectt stock 2,500,000 shares is pledged as collateral as of June 30, 2024, and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. As of June 30, 2024, the Company had repaid $7,812,247 out of a total of $10,358,024 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,612,153 owed on the bonds, plus any additional accrued interest, within the next few months.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

As of June 30, 2024 and December 31, 2023, the long-term bonds payable consisted of the following:

	June 30, 2024	December 31, 2023
		As restated
Current
Early redemption convertible bonds payable- default	$2,537,349	$10,303,775

Non-current
Coupon Bond	$200,000	$200,000

Amortization of discount and bonds issuance costs was $0 and $252,021 for the six months ended June 30, 2024 and 2023, respectively. The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of June 30, 2024 and December 31, 2023, were $74,804 and $40,070, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of June 30, 2024 and December 31, 2023. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $1,456,877 as of June 30, 2024, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2024 and December 31, 2023, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2024, Aerkomm is talking about the renewal of this project and has reclassified it as short-term prepayment at this time.

NOTE 18 - Income Taxes

Income tax expense for the six months periods ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$	$-
State	-	2,400	2,400	2,400
Foreign	-	-	-	-
Total	$-	$2,400	$2,400	$2,400

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the six months periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(932,038)	$(1,064,777)	$(2,788,385)	$(1,707,582)
Net operating loss carryforwards (NOLs)	9,653	550,540	1,376,152	1,559,414
Foreign investment losses (gains)	158,141	296,363)	274,837	156,170
Stock-based compensation expense	714,400	28,200	849,300	39,700
Amortization expense	34,400	66,800	68,400	85,700
Accrued payroll	4,100	82,700	113,700	114,300
Unrealized exchange losses (gains)	7,444	36,274)	98,696	(237,002)
Others	3,900	6,300)	9,700	(8,300)
Tax expense at effective tax rate	$-	$2,400	$2,400	$2,400

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Income Taxes - Continued

Deferred tax assets (liability) as of June 30, 2024 and December 31, 2023 consist approximately of:

	June 30, 2024	December 31, 2023
	(Unaudited)	As restated
Net operating loss carryforwards (NOLs)	$17,487,000	$14,831,000
Stock-based compensation expense	4,634,000	3,502,000
Accrued expenses and unpaid expense payable	1,051,000	889,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	120,000	20,000
Excess of tax amortization over book amortization	(181,000)	(285,000)
Others	58,000	27,000
Gross	23,237,000	19,052,000
Valuation allowance	(23,237,000)	(19,052,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $4,185,000 for the six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $33,142,000 and $30,009,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2024 and December 31, 2023, the Company had State NOLs of approximately $52,363,000 and $46,427,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of June 30, 2024 and December 31, 2023, the Company has Japan NOLs of approximately $266,000 and $260,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of June 30, 2024 and December 31, 2023, the Company has Taiwan NOLs of approximately 6,478,000 and $6,173,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of June 30, 2024 and December 31, 2023, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2024 and December 31, 2023, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2024 and December 31, 2023, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

On December 13, 2023, the Company issued 834,000 shares of common stock to two new subscribers for a total of $5,004,000 capital injection.

On February 2, 2024, the Company issued 175,000 shares of common stock to one new subscriber for a total of $1,050,000 capital injection.

On March 8, 2024, the Company issued 84,000 shares of common stock to one new subscriber for a total of $504,000 capital injection.

On April 24, 2024, the Company issued 390,000 shares of common stock to one new subscriber for a total of $2,340,000 capital injection.

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

NOTE 20 - Significant Related Party Transactions

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

a.	As of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
		As restated
Other receivable from:
- Loan:
EESquare JP [1]	$178,394	$154,698
WTL[4]	3,130,530	1,936,587
- Others:
EESquare JP [1]	17,404	19,160
Ejectt[3]	555	15,983
Kevin Wong[6]	14,160
Others[7]	18,354	21,073
Total	$3,359,397	$2,147,501

Prepaid expenses to Ejectt[3]	$2,076,605	$2,076,138

Prepayment from Ejectt[3]	$5,902,466	6,534,908

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	55,693	59,021
StarJec[2]	97,843	111,702
Kevin Wong[6]	155,285	75,327
Others[7]	454,066	461,705
Total	$781,934	$726,802

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $657 per month as of June 30, 2024. $178,394 represents other receivable loans from EESquare JP as of June 30, 2024. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charges is approximately ￥6,820,000 (approximately $51,800 as of December 31,2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of June 30, 2024.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Significant Related Party Transactions - Continued

3.	Represents prepayment paid by Ejectt to order [6] sets of antennas from Aircom Telecom with prepayment of $1,243,247 as of December 31, 2023 and $1,173,135 as of June 30, 2024. As of June 17, 2023, Aerkomm Taiwan entered into MOU with Ejectt to appoints Ejectt as its exclusive represent agency in Taiwan with NTD 20,000,000 security deposit (approximately $653,168 as of December 31, 2023 and $616,333 as of June 30, 2024). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,793,306 as of June 30, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $164,355 as of June 30, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,076,605 as of June 30, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $59,021 as of December 31, 2023 and $55,693 as of June 30, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $3,130,530 and $1,936,587 from WTL due to operational needs as of June 30, 2024 and December 31, 2023. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $75,326 (approximately NTD 2,306,000) as of December 31, 2023 and $155,285 (approximately NTD 5,039,006) as of June 30, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the six months periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$53,255	$451,915
Service income from Ejectt[1]	-	32,704
Rental income from EESqaure JP [2]	3,942	4,449

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and antenna related equipment and testing support sold to Ejectt in 2024 Q1. Service income charged to Ejectt for consultant service provided in Q2, 2023.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2021 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $657 per month in 2024 Q2.

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

On June 13, 2023, the Board of Directors agreed to issue options for an aggregate 3,627,677 shares under the Aerkomm 2023 Plan to certain company’s employees. The shares subject to the option shall be vested commencing on the vesting start date and the remaining shares shall be vested at the rate of 1/48 for the next 48 months on the same day of the month as the vesting start date.

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

On March 4, 2024, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested immediately.

On June 1, 2024, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On June 6, 2024, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $4,044,230 and $264,886 for the six months periods ended June 30, 2024 and 2023, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in six months period ended June 30, 2024 and year ended December 31, 2023 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.41%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the six months ended June 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	37,291	3.3521	1.0539
Options outstanding at December 31, 2023	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2024 (unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the six months period ended June 30, 2024 and the year ended December 31, 2023.

Of the shares covered by options outstanding as of June 30, 2024, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	2.00	3.3521	74,580	2.00	3.3521

As of June 30, 2024, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the six months periods ended June 30, 2024 and 2023.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	1,279,688	10.8161	7.3194
Granted	805,103	2.5605	1.9779
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	2,084,791	7.6279	5.2566
Granted	51,628	2.5800	1.9456
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2024 (unaudited)	2,136,419	7.5060	5.1920

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six months period ended June 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	11,000	3.5070
Granted	805,103	1.9779
Vested	(144,426)	2.1351
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	671,677	1.9691
Granted	51,628	1.9456
Vested	(149,922)	1.9885
Forfeited/Cancelled	-	-
Options unvested at June 30, 2024 (unaudited)	573,383	2.0110

Of the shares covered by options outstanding under the Aerkomm2017 Plan as of June 30, 2024, 1,563,036 are now exercisable; 196,591 shares will be exercisable for the twelve-month period ending June 30, 2025. Information related to stock options outstanding and exercisable at June 30, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,361,981	7.85	$3.0610	788,598	7.12	$3.4325
6.00 - 10.00	419,288	6.86	8.3356	419,288	6.86	8.3356
11.00 - 14.20	126,150	5.75	11.4688	126,150	5.75	11.4688
20.50 - 27.50	109,000	3.28	25.4982	109,000	3.28	25.4982
30.00 - 35.00	120,000	3.08	34.5479	120,000	3.08	34.5479
	2,136,419	7.03	7.5060	1,563,036	6.36	9.3240

As of June 30, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $1,093,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.85 year. No option was exercised during the six months period ended June 30, 2024 and the year ended December 31, 2023.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the six months ended June 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at June 30, 2024 (unaudited)	3,683,929	2.5914	2.0420

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2023 Plan for the six months period ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	-	-
Granted	3,683,927	2.0420
Vested	(600,394)	2.0448
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	3,083,533	2.0415
Granted	-	-
Vested	(1,675,537)	2.0413
Forfeited/Cancelled	-	-
Options unvested at June 30, 2024 (unaudited)	1,407,996	2.0417

Of the shares covered by options outstanding as of June 30, 2024, 2,275,931 shares are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,927	8.99	2.5914	2,275,931	8.99	2.5923

As of June 30, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $2,731,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.54 years. No option was exercised during the year ended June 30, 2024.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 22 - Commitments

As of June 30, 2024, the Company’s significant commitment is summarized as follows:

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

NOTE 23 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

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

On August 9, 2024, the Company entered into one new SAFE Agreement and amended one of the SAFE Agreement previously executed on May 13, 2024. Additionally, on July 8, 2024, the Company canceled another SAFE Agreement that was entered into on May 13, 2024. Furthermore, on June 26, 2024, the Company entered into one new SAFE Agreement. As of August 9, 2024, the Company has an aggregate of $2,585,200 from SAFE Agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the Original Form 10-Q, as well as to incorporate certain conforming changes.

The Company has restated, by means of its Annual Report on Form 10-K/A for the year ended December 31, 2023 (2023 Form 10-K), its consolidated balance sheet at December 31, 2023. For information on the impact of the restatement, reference is made to the Company’s 2023 Form 10-K/A, (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 9A. Controls and Procedures. In addition, the restatement impacts the first quarter of 2024. The restated amounts for the first quarter of 2024 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2024.

In the course of preparing its financial statements for quarter ended June 30, 2024, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2023. The restatement is to reflect a correction to the Company’s accounting for certain debt previously characterized as long-term debt, as shortterm debt; due to the Company’s records indicating an intention to hold a certain investment for more than one year, the Company has reclassified that investment from short-term to long-term and, consequently, the valuation method for this investment has been adjusted from market value (used for short-term investments) to cost (used for long-term investments); a correction has been made to reclassify the account “other receivable-related party loans” to “short-term loan-others; the early redemption by our bond holders of our Credit Enhanced Zero Coupon Convertible Bonds resulted in an early redemption loss and accrued default interest expenses. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the year ended December 31, 2023 and for the six months period ended June 30, 2024 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required.

Throughout the following Management’s Discussion and Analysis of Financial Condition and Result of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing; MEPA Labs Inc., a California corporation and wholly-owned subsidiary; Mesh Technology Limited, a Taiwan company and wholly-owned subsidiary.

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

Geopolitical and Economic Environment

We operate in a complex and evolving global security environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns resulting in increased interest for certain of our products and services as countries seek to improve their security posture. In addition, security assistance provided by the U.S. Government and its allies to Ukraine has created U.S. Government and allied demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our potential partners’ products, including for the ramp-up in production capacity for certain products. Although many of our potential partners received new orders in 2024 attributable to a response to the conflict and continue to expect to receive them over the next several years, given the long-cycle nature of our business and current industry capacity, the orders did not result in a significant increase in 2024 sales as we do not yet have binding contracts with these potential partners. We aim to continue to work with our potential partners and their supply chains to evaluate increases anticipated potential demand and enable us to position our products and services to deliver critical capabilities to our potential partners and to their customers in the U.S. Government.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our restated results of operations during the three months periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change
	2024	2023	$	%
Net Sales	$-	$-	$-	-%
Service income	-	-	-	-%
Cost of sales	22,727	-	22,727	100.0%
Operating expenses	6,446,335	3,635,725	2,810,610	77.3%
Loss from operations	(6,469,062)	(3,635,725)	(2,833,337)	77.9%
Net non-operating expense	(442,617)	(923,391)	480,774	(52.1)%
Loss before income taxes	(6,911,679)	(4,559,116)	(2,352,563)	51.6%
Income tax expense	-	2,400	(2,400)	(100.0)%
Net Loss	(6,911,679)	(4,561,516)	(2,350,163)	51.5%
Other comprehensive income (loss)	(181,989)	(356,188)	174,199	(48.9)%
Total comprehensive loss	$(7,093,668)	$(4,917,704)	$(2,175,964)	44.2%

Revenue. We have $0 of net sales for the three-month period ended June 30, 2024 and $0 of net sales for the three-month period ended June 30, 2023, respectively. Our revenue for the three months ended June 30, 2024 was $0 as we are still developing our core business in in-flight entertainment and connectivity and there was no non-recurring sale of equipment to related parties during the period.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $2,810,610, or 77.3% to $6,446,335 for the three-month period ended June 30, 2024, from $3,635,725 for the three-month period ended June 30, 2023. Such increase was mainly due to increases in stock compensation expenses, professional fees, and amortization expenses of $3,201,187, $215,266, and $315,247, respectively, which was offset by the decreases in R&D expenses and depreciation expense of $720,472 and $106,985.

Net non-operating expense. We had $442,617 in net non-operating expense for the three-month period ended June 30, 2024, as compared to net non-operating loss of $923,391 for the three-month period ended June 30, 2023. The net non-operating expense in the three-month period ended June 30, 2024 includes foreign exchange loss of $141,664, unrealized investment gain of $108, interest expenses of $305,994, and other gain, net of $4,933. Net non-operating expense in the three-month period ended June 30, 2023 represents loss on foreign exchange translation of $499,732, unrealized loss from the transactions of our liquidity contract and prepaid investment of $95,686, other financing cost due to interest expenses of $365,443 and other gain, net of $37,470.

Loss before income taxes. Our loss before income taxes increased by $2,352,563, or 51.6%, to $6,911,679 for the three-month period ended June 30, 2024, from a loss of $4,559,116 for the three-month period ended June 30, 2023, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the three-month period ended June 30, 2024, as compared to the income tax expense of $2,400 for the three-month period ended June 30, 2023.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $2,175,964, or 44.2%, to $7,093,668 for the three-month period ended June 30, 2024, from $4,917,704 for the three-month period ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six-month periods ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net Sales– related party	$18,480	$451,915	$(433,435)	(95.9)%
Service income – related party	34,775	-	34,775	100.0%
Cost of sales	60,843	445,449	(384,606)	(86.3)%
Operating expenses	11,554,437	7,279,117	4,275,320	58.7%
Loss from operations	(11,562,025)	(7,272,651)	(4,289,374)	59.0%
Net non-operating loss	(1,429,827)	(1,040,901)	(388,926)	37.4%
Loss before income taxes	(12,991,852)	(8,313,552)	(4,678,300)	56.3%
Income tax expense	2,400	2,400	-	-
Net Loss	(12,994,252)	(8,315,952)	(4,678,300)	56.3%
Other comprehensive loss	(851,225)	(221,934)	(629,291)	283.5%
Total comprehensive loss	$(13,845,477)	$(8,537,886)	$(5,307,591)	62.2%

Revenue. Our total revenue was $53,255 and $451,915 for the six months periods ended June 30, 2024 and 2023, respectively. As we are still developing our core business in in-flight entertainment and connectivity and there were non-recurring sale of equipment and service provided to related parties during the period. Our total revenue was $451,915 for the six months period ended June 30, 2023 represents a non-recurring sale of equipment to one of our related parties.

Cost of Sales. Our cost of sales was $60,843 and $445,449 for the six-month periods ended June 30, 2024 and 2023, respectively. The cost of sales for the six months ended June 30, 2024 was $60,843 as the cost directly associated with equipment that we sold to one of our related parties. The cost of sales for the six months ended June 30, 2023 was $445,449 as the cost directly associated with equipment that we sold to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $4,275,320, or 58.7%, to $11,554,437 for the six months ended June 30, 2024, from $7,279,117 for the six months ended June 30, 2023. This increase was mainly due to the increase in non-cash stock-based compensation expense, salaries, professional fee, and amortization expense of $3,779,344, $1,334,160, $730,770, and $634,611 respectively, which was offset by the decrease in depreciation expense and R&D expenses of $216,586 and $1,554,743.

Net non-operating loss. We had $1,429,827 in net non-operating loss for the six months ended June 30, 2024, as compared to net non-operating loss of $1,040,901 for the six months ended June 30, 2023. Net non-operating income in the six months ended June 30, 2024 represents loss on foreign exchange translation of $830,259, interest expense of $592,625, unrealized gain on investment of $780 and net loss, net   of $7,723. Net non-operating income in the six months ended June 30, 2023 represents loss on foreign exchange translation of $320,143, interest expenses of $726,650, unrealized investment loss of $103,515 and net other gain of $109,407.

Loss before income taxes. Our loss before income taxes decreased by $4,678,300, or 56.3%, to $12,991,852 for the six months ended June 30, 2024, from a loss of $8,313,552 for the six months ended June 30, 2023, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 and $2,400 for the six-month periods ended June 30, 2024 and 2023, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $5,307,591, or 62.2%, to $13,845,477 for the six months ended June 30, 2024, from $8,537,886 for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $63,740 and restricted cash of $14,755. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Six Months Ended June 30,
	2024	2023
Net cash used for operating activities	$(5,841,724)	$(6,054,722)
Net cash used in investing activity	(1,583,417)	(38,586)
Net cash provided (used) by financing activity	(1,299,953)	3,686
Net decrease in cash and cash equivalents	(8,725,094)	(6,089,622)
Cash and Restricted Cash, at beginning of year	7,428,702	10,101,920
Foreign currency translation effect on cash	1,374,887	338,698
Cash and Restricted Cash, at end of year	$78,495	$4,350,996

Operating Activities

Net cash used for operating activities was $5,841,724   for the six months ended June 30, 2024, as compared to $6,054,722 for the six months ended June 30, 2023. In addition to the net loss of $12,994,252, the decrease in net cash used for operating activities during the six months period ended June 30, 2024 was mainly due to the decrease in accrued expenses and other current liabilities and deposits of $4,362,101 and $166,400, offset by the increase in prepaid expenses and other current assets of $2,562,695. In addition to the net loss of $5,121,343, the increase in net cash used for operating activities during the six-month period ended June 30, 2023 was mainly due to increase in prepaid expenses, deposits, and decrease in accounts payable, of $3,342,273, $239,257, and $243,963, respectively, offset by the increase in accrued expenses and other current liabilities of $4,837,329.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $1,583,417 as compared to net cash used in investing activities of $38,586 for the six months ended June 30, 2023. The net cash used in investing activities for the six months ended June 30, 2024 was mainly prepayment for land and disbursement for other receivable - related parties of $340,524 and $1,231,799. The net cash used in   investing activities for the six months ended June 30, 2023 was mainly for the proceeds from disposal of long-term investment of $325,578, which was offset by the purchase of property and equipment of $364,164.

Financing Activities

Net cash used and provided by financing activities for the six months ended June 30, 2024 and 2023 was $1,299,953 and $3,686, respectively. Net cash used in financing activities for the six months ended June 30, 2024 were mainly attributable to repayment of convertible long-term bond payable in the amount of $7,766,426 offset by proceeds from equity financing of $1,948,100. Net cash provided by financing activities for the six months ended June 30, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $15,145.

On December 3, 2020, the Company closed a private placement offering (the “Bond Offering”) consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bond due 2025 (the “Credit Enhanced Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds due 2025 (the “Coupon Bonds,” and together with the Credited Enhanced Bonds, the “Bonds”). On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to us a request for redemption of the Bonds in full. As of June 30, 2024, the Company had repaid $7,812,247 out of a total of $10,358,024 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,612,153 owed on the bonds, plus any additional accrued interest, within the next few months.

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

Capital expenditures for the six months ended June 30, 2024 and 2023 were $351,618 and $364,164, respectively.

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

On August 9, 2024, the Company entered into one new SAFE Agreement and amended one of the SAFE Agreement previously executed on May 13, 2024. Additionally, on July 8, 2024, the Company canceled another SAFE Agreement that was entered into on May 13, 2024. Furthermore, on June 26, 2024, the Company entered into one new SAFE Agreement. As of August 9, 2024, the Company has an aggregate of $2,585,200 from SAFE Agreements.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2024 and December 31, 2023, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $44,000 and $7,246,000 as of June 30, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the six months periods ended June 30, 2024 and 2023, we incurred approximately $6,175 and $1,560,918 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment - 5 years, vehicles - 5 years and lease improvement - 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the six-month periods ended June 30, 2024 and 2023.

Right-of-Use Asset and Lease Liability. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases and finance leases under previous accounting standards and disclosing key information about leasing arrangements. A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases and finance leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments by discount rates. The Company’s lease discount rates are generally based on its incremental borrowing rate, as the discount rates implicit in the Company’s leases is readily determinable. Operating leases are included in operating lease right-of-use assets and lease liabilities in the unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment and lease liability in our unaudited condensed consolidated balance sheets. Lease expense for operating expense payments is recognized on a straight-line basis over the lease term. Interest and amortization expenses are recognized for finance leases on a straight-line basis over the lease term. For the leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We adopted ASU 2016-02 effective January 1, 2019.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on March 31, 2024. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of June 30, 2024.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the six months ended June 30, 2024 composed of the service income to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

The Company follows FASB guidance on uncertain tax positions and has analyzed its filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in those jurisdictions. The Company files income tax returns in the US federal, state and foreign jurisdictions where it conducts business. It is not subject to income tax examinations by US federal, state and local tax authorities for years before 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its unaudited condensed consolidated financial position, results of operations, or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy for recording interest and penalties associated with any uncertain tax positions is to record such items as a component of income before taxes. Penalties and interest paid or received, if any, are recorded as part of other operating expenses in the unaudited condensed consolidated statement of operations.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to September *, 2024, the date on which these unaudited condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2024 have been included in these unaudited condensed consolidated financial statements.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 did not have a significant impact on our unaudited condensed consolidated financial statements as of and for the six months period ended June 30, 2024.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 did not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, which included Topic 280 “Segment Reporting”. This guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adopting ASU 2023-07 on its unaudited condensed consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, which included Topic 740 “Income Taxes”. This guidance requires business entities to disclose additional information related to the income taxes. The ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its unaudited condensed consolidated financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on September 5, 2024, and further referenced below, which we are still in the process of remediating as of March 31, 2024, our disclosure controls and procedures were not effective.

The Company restated its consolidated balance sheet as of December 31, 2023 (the “2023 Restatement”). For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1. Restated Financial Statements—Note 2. Restatement of Previously Issued Financial Statements,” above.

Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Year Ended December 31, 2023 and 2022” in the Company’s 2023 Form 10-K/A. Accordingly, the Company is reporting in this Amendment No. 1 to its Form 10-Q/A for the quarterly period ended March 31, 2024, its most recent evaluation of its disclosure controls and procedures which considered matters relating to the 2023 Restatement.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, our management identified the following material weaknesses:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K/A filed on September 5, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on September 5, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: September 19, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)