Form 10-Q
period 2024-09-30
Aerkomm Inc.
filed 2024-11-13
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 13, 2024, there were 18,352,613 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Assets
Current Assets
Cash	$56,952	$4,202,797
Short-term investment	1,119,677	1,156,875
Account receivable - related parties	-	41,088
Inventories, net	190,392	170,892
Prepaid expenses	291,668	158,171
Other receivable - related parties	3,913,133	2,147,501
Other receivable	398,550	122,024
Other current assets	73,112	65,937
Total Current Assets	6,043,484	8,065,285
Long-term Investment	4,850,648	5,013,814
Property and Equipment
Cost	5,454,172	5,436,657
Accumulated depreciation	(3,292,976)	(3,085,789)
	2,161,196	2,350,868
Prepayment for land	39,315,937	40,114,286
Prepayment for equipment	325,668	324,866
Net Property and Equipment	41,802,801	42,790,020
Other Assets
Prepayment for equipment and intangible assets – customer projects – related parties	2,083,650	2,076,138
Prepayment for equipment and intangible assets – customer projects	9,175,532	8,326,017
Restricted cash	20,077	3,225,905
Intangible asset, net	11,709,434	13,024,692
Goodwill	4,573,819	4,573,819
Right-of-use assets, net – operating leases	211,644	221,417
Deposits	404,818	534,515
Total Other Assets	28,178,974	31,982,503
Total Assets	$80,875,907	$87,851,622

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term loan	$5,546,907	$5,712,244
Convertible long-term bonds payable – current	2,287,349	10,303,775
Convertible long-term note payable - current	23,173,200	23,173,200
Accounts payable	1,900,767	1,900,317
Accrued expenses	7,956,269	5,995,972
Other payable - related parties	830,929	726,802
Other payable	12,353,185	8,057,112
Prepayment from customer - related parties	6,607,717	6,534,908
Contract liability - current	762,000	-
Long-term loan - current	-	5,045
Lease liability - current	211,205	168,433
Total Current Liabilities	61,629,528	62,577,808
Long-term Liabilities
Convertible long-term bonds payable	200,000	200,000
Contract liability - non-current	-	762,000
Lease liability - non-current	89,847	120,932
Restricted stock deposit liability	1,000	1,000
Total Long-Term Liabilities	290,847	1,083,932
Total Liabilities	61,920,375	63,661,740
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,203,451 shares and 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of September 30, 2024 and December 31, 2023	18,203	16,720
Additional paid in capital	110,561,069	97,015,470
Subscribed capital	3,499,496	5,004,000
Accumulated deficits	(94,166,348)	(77,479,704)
Accumulated other comprehensive loss	(956,888)	(366,604)
Total Stockholders’ Equity	18,955,532	24,189,882
Total Liabilities and Stockholders’ Equity	$80,875,907	$87,851,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2024	Restated 2023	2024	Restated 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$48,843	$-	$48,843	$-
Net Sales – Related Party	47,465	-	65,945	446,367
Service Income – Related Party	-	61,582	34,775	61,582

Total Revenue	96,308	61,582	149,563	507,949

Cost of Sales	285	26,666	61,128	472,115

Gross Profit	96,023	34,916	88,435	35,834

Operating Expenses	3,686,838	4,303,845	15,241,275	11,577,414

Loss from Operations	(3,590,815)	(4,268,929)	(15,152,840)	(11,541,580)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	190,811	(806,619)	(639,448)	(1,126,762)
Interest expenses	(272,197)	(369,859)	(864,822)	(1,096,509)
Unrealized gain (loss) on investments	(21,150)	(2,650)	(20,370)	(106,165)
Other income (loss), net	959	341,568	(6,764)	450,975

Net Non-Operating Income (Loss)	(101,577)	(837,560)	(1,531,404)	(1,878,461)

Loss before Income Taxes	(3,692,392)	(5,106,489)	(16,684,244)	(13,420,041)

Income Tax Expense	-	-	2,400	2,400

Net Loss	(3,692,392)	(5,106,489)	(16,686,644)	(13,422,441)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	260,941	(554,120)	(590,284)	(776,054)

Total Comprehensive Loss	$(3,431,451)	$(5,660,609)	$(17,276,928)	$(14,198,495)

Net Loss Per Common Share:

Basic	$(0.20)	$(0.51)	$(0.92)	$(1.35)
Diluted	$(0.20)	$(0.51)	$(0.92)	$(1.35)

Weighted Average Shares Outstanding - Basic	18,352,613	10,021,349	18,149,372	9,920,450
Weighted Average Shares Outstanding - Diluted	18,352,613	10,021,349	18,149,372	9,920,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2023	9,720,003	$9,720	$79,078,005	$(53,645,981)	$(373,974)	$25,067,770
Stock compensation expense	-	-	54,891	-	-	54,891
Other comprehensive income	-	-	-	-	134,254	134,254
Net loss for the period	-	-	-	(3,754,436)	-	(3,754,436)
Balance as of March 31, 2023	9,720,003	$9,720	$79,132,896	$(57,400,417)	$(239,720)	$21,502,479

Issuance of common stock	-	-	-	-	-	-
Stock compensation expense	-	-	209,995	-	-	209,995
Other comprehensive income	-	-	-	-	(356,188)	(356,188)
Net loss for the period	-	-	-	(4,561,516)	-	(4,561,516)
Balance as of June 30, 2023 (Restated)	9,720,003	$9,720	$79,342,891	(61,961,933)	(595,908)	16,794,770

Issuance of common stock	7,000,448	7,000	16,493,000	-	-	16,500,000
Stock compensation expense	-	-	589,852	-	-	589,852
Other comprehensive income	-	-	-	-	(554,120)	(554,120)
Net loss for the period	-	-	-	(5,106,489)	-	(5,106,489)
Balance as of September 30, 2023 (unaudited)	16,720,451	$16,720	$96,425,743	$(67,068,422)	$(1,150,028)	$28,224,013

For the nine months ended September 30, 2024

	Common Stock		Additional Paid in	Subscribed	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Capital	Deficits	Income (Loss)	Equity
Balance as of January 1, 2024	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	24,189,882
Issuance of common stock	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	633,048	-	-	-	633,048
Other comprehensive income	-	-	-	-	-	(669,236)	(669,236)
Net loss for the period	-	-	-	-	(6,082,573)	-	(6,082,573)
Balance as of March 31, 2024	17,813,451	$17,813	$104,205,425	$-	$(83,562,277)	$(1,035,840)	$19,625,121

Issuance of common stock	390,000	390	2,339,610	-	-	-	2,340,000
Capital Injection	-	-	-	3,499,496	-	-	3,499,496
Stock compensation expense	-	-	3,411,183	-	-	-	3,411,183
Other comprehensive income	-	-	-	-	-	(181,989)	(181,989)
Net loss for the period	-	-	-	-	(6,911,679)	-	(6,911,679)
Balance as of June 30, 2024	18,203,451	$18,203	$109,956,218	$3,499,496	$(90,473,956)	$(1,217,829)	$21,782,132

Issuance of common stock	-	-	-	-	-	-	-
Capital Injection	-	-	-	-	-	-	-
Stock compensation expense	-	-	604,851	-	-	-	604,851
Other comprehensive income	-	-	-	-	-	260,941	260,941
Net loss for the period	-	-	-	-	(3,692,392)	-	(3,692,392)
Balance as of September 30, 2024 (unaudited)	18,203,451	$18,203	$110,561,069	$3,499,496	$(94,166,348)	$(956,888)	$18,955,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2024	Restated 2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(16,686,644)	$(13,422,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,531,453	897,046
Amortization of Right of Use Assets	95,919	75,899
Stock-based compensation	4,649,082	847,738
Unrealized (gain) loss on investments	20,370	106,165
Amortization of discount and bonds issuance costs	-	380,684
Changes in operating assets and liabilities:
Accounts receivable	41,088	-
Inventories	(19,500)	-
Prepaid expenses	(1,148,502)	(4,134,587)
Other current assets	(259,042)	(1,129,394)
Deposits	129,697	(223,550)
Accounts payable	450	(386,312)
Accrued expenses and other current liabilities	6,799,449	9,622,337
Operating lease liability	29,783	(5,902)
Net Cash Used for Operating Activities	(4,816,397)	(7,372,317)

Cash Flows from Investing Activities
Prepayment for land	(349,131)	-
Disbursement for other receivable - related parties loans	(1,790,291)	-
Proceeds from disposal of long-term investment	-	325,578
Purchase of property and equipment	(44,969)	(379,128)
Net Cash Used by Investing Activities	(2,184,391)	(53,550)

Cash Flows from Financing Activities
Proceeds from subscribed capital	4,421,782	7,000
Proceeds from equity financing	2,585,200	-
Repayment of convertible long-term bond payable	(8,016,426)	-
Repayment of short-term loan	(940,652)	(384,189)
Proceeds from short-term loan	951,657	-
Repayment of long-term loan	(4,823)	(8,723)
Payment on finance lease liability	(8,322)	(8,619)
Net Cash Used by Financing Activities	(1,011,584)	(394,531)

Net Decrease in Cash and Restricted Cash	(8,012,372)	(7,820,398)
Cash and Restricted Cash, Beginning of Period	7,428,702	10,101,920
Foreign Currency Translation Effect on Cash	660,699	1,196,111
Cash and Restricted Cash, End of Period	$77,029	$3,477,633

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,400	$2,400
Cash paid during the period for interest	864,822	-

Cash and Restricted Cash:
Cash	$56,952	$253,278
Restricted cash	20,077	3,224,355
Total	$77,029	$3,477,633

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

On February 13, 2017, Aerkomm entered into a share exchange agreement (“Exchange Agreement”) with Aircom and its stockholders, pursuant to which Aerkomm acquired 100% of the issued and outstanding capital stock of Aircom in exchange for approximately 99.7% of the issued and outstanding capital stock of Aerkomm. As a result of the share exchange, Aircom became a wholly-owned subsidiary of Aerkomm, and the former shareholders of Aircom became the holders of approximately 99.7% of Aerkomm’s issued and outstanding capital stock.

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

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. On November 9, 2021, Aircom Japan changed its name to Aerkomm Japan, Inc. (“Aerkomm Japan”) and its ownership was transferred from Aircom to Aerkomm. The purpose of Aerkomm Japan is to conduct business development and operations located within Japan. Aerkomm Japan is in the process of applying for, and intends to be the holder of, Satellite Communication Blanket License in Japan, which is necessary for Aerkomm to provide services within Japan. Aerkomm Japan intends to also provide local supports to airlines operating within the territory of Japan.

Aircom Telecom LLC (“Aircom Taiwan”), which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.

On June 13, 2018, Aerkomm established a then wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land and raise sufficient funds to build and operate a ground station for data processing. As operation of such a ground station would, as a matter of local law, require that Aerkomm Taiwan not be a majority foreign-owned entity, on December 29, 2022, Aerkomm and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”) pursuant to the terms of which Aerkomm agreed to transferred a majority interest of 25,500,000 shares (the “Shares”) of Aerkomm Taiwan (51% of the issued and outstanding shares of Aerkomm Taiwan) to the Buyer for NT$255,000,000 (approximately $8,300,000). The Buyer has not yet paid for the transferred shares and under the terms of the equity sales contract Aerkomm has the right to demand that the transferred shares be returned.

Despite the sale of 51% of Aerkomm Taiwan to the Buyer, Aerkomm treats Aerkomm Taiwan as a consolidated subsidiary because Aerkomm owns 49% of the shares of Aerkomm Taiwan and controls the other 51% by contract. The Buyer has not yet paid Aerkomm the amount due to Aerkomm for the sale of Aerkomm Taiwan shares to the Buyer. Under the Equity Sales Contract, Aerkomm has the right to declare a breach of contract and demand return of the transferred shares from the Buyer if the purchase price has not been paid within 180 days of date of the Equity Sales Contract, which date has passed because the contract is dated December 29, 2022. Furthermore, the shares held by Buyer in Aerkomm Taiwan and all rights to exercise rights in respect of such shares are pledged to Aerkomm’s designee, Mr. Albert Hsu, who is to execute all rights with respect to the pledged shares as a pledgee under the instruction of Aerkomm and who is a shareholder and director of Aerkomm.

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

On March 29, 2024, the Company entered into a merger agreement (the “Merger Agreement”) with IX Acquisition Corp. (“IXAQ”), a Cayman Islands exempted company (which will re-domicile from being a Cayman Islands company and become a Delaware corporation), and AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of IQAC (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the domestication to Delaware of IXAQ, Merger Sub will merge with and into the Company (the “Merger”), after which the Company will be the surviving corporation and a wholly-owned subsidiary of IXAQ. In connection with the Merger, IXAQ will be renamed “AKOM Inc.” The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger.

Liquidity

The accompanying financial statements have been prepared on a going concern basis. The Company's ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As result of the Company’s primary operations being in the area of research and development of communication equipment in the aerospace industry that is still in the testing phases, the Company has not yet been able to legally market and to generate sustainable re-occurring revenue from the sales of its products; however, the Company does believe that it has made significant progress towards gaining approval from the FAA and other regulatory agencies, but success is not guaranteed. As a function of the Company’s continued efforts to develop its products the Company reported a net loss of $16,686,644 and net cash outflows of $8,012,372 for the nine months ended September 30, 2024, and as of September 30, 2024, the Company had a working capital deficit of approximately $56 Million because much of the investment from investors were still in the form of convertible debt instruments that are either at, or near their maturity dates. These conditions give rise to substantial doubt and uncertainty regarding the Company’s ability to continue as a going concern. If the Company is able to carry out its plans as detailed below within one operating period, the Company could alleviate this doubt.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - Organization - Continued

The Company has taken measures and is experiencing and anticipates developments that management believes will improve its financial position. These include that two of the Company’s current shareholders (the “Lenders”) have each committed to provide to the Company a $10 million bridge loan (together, the “Loan Commitments” and loans made under the Loan Commitments, “Loans”) for an aggregate committed principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%, thus making the full $20 million of the Loan Commitments available to the Company.

In addition to the foregoing, on March 1, 2023 we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of December 31, 2023 and of September 30, 2024, from one of the Lenders under the Loan Commitment we did not have any loans and we had received Loans totaling NTD (New Taiwan Dollars) 133,110,000, recorded on our books as $4,347,159, from multiple individual lenders arranged by Well Thrive.

In connection with the planned Merger with IXAQ, the Company has obtained $35 million in PIPE investment commitments and expects $7.415 million in SAFE investments to be funded before closing of the Merger. Further, the Company and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to the Company (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by the Company. In connection with the arrangement with Benchmark, the Company is targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $18.7 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

The Company also expects during 2025 to begin generating significant recurring revenues, including in connection with the OneWeb Distribution Partner Agreement entered into between Aerkomm Japan, as Distribution Partner, and OneWeb on October 1, 2024, pursuant to which Aerkomm Japan was appointed as a distributor for OneWeb in Japan and Taiwan and as reflected by the Company having made its first delivery of a certain classified radar system to a governmental defense customer on October 24, 2024.

With our current available cash, a balance of $15,652,841 of the $20 million in aggregate loan commitments from the two Lenders still available, $35 million in PIPE Investment commitments already signed concurrently to entering into the Merger Agreement with IXAQ and additional amounts anticipated to be raised in SAFE financings and in connection with Benchmark relationship, the amount of any cash to be brought into the merged Company by IXAQ in connection with the Merger (and depending on the amount of shareholder redemptions), the expected ramp-up of revenue generating commercial sales, synergies expected to be obtained as a result of the planned merger of Aerkomm Taiwan with its exclusive distributor for Taiwan, EJECTT, Inc., and carefully managing hiring and other investments, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, the Company expects to be able to fund operations over the next 12 months from June 30, 2024 by short-term borrowings and other loan commitments, the balance of $15,652,841 of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are existing investors in the Company and have a strong interest in its success), slowing the pace of hiring and other investments that the Company would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales.

In conclusion, per the non-binding term sheet agreement aforementioned, the Company will be able to fund the operations and development for the next 12 months.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2024 and the results of operations and cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these nine months periods are unaudited. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restated Unaudited Interim Financial Information

The accompanying restated condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2023 and restated condensed consolidated statements of cash flows for the nine months ended September 30, 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s the results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these nine months periods are unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss (Restated)

	For the Three Months Ended
	September 30, 2023
	As previously Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)

Net Sales – Related Party	$-		$-
Service Income – Related Party	61,582		61,582

Total Revenue	61,582		61,582

Cost of Sales	26,666		26,666

Gross Profit	34,916		34,916

Operating Expenses	4,303,845		4,303,845

Loss from Operations	(4,268,929)		(4,268,929)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(806,619)		(806,619)
Bond issuance cost	(128,663)	128,663	-
Interest expenses	-	(369,859)	(369,859)
Unrealized gain (loss) on investments	(1,320,206)	1,317,556	(2,650)
Other income (loss), net	100,372	241,196	341,568
Net Non-Operating (Loss) Income	(2,155,116)	1,317,556	(837,560)

Loss before Income Taxes	(6,424,045)	1,317,556	(5,106,489)

Income Tax Expense	-	-	-

Net Loss	(6,424,045)	1,317,556	(5,106,489)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(569,911)	15,791	(554,120)
Total Comprehensive Loss	$(6,993,956)	1,333,347	$(5,660,609)

Net Loss Per Common Share:

Basic	$(0.64)		$(0.51)
Diluted	$(0.64)		$(0.51)

Weighted Average Shares Outstanding - Basic	10,021,349		10,021,349
Weighted Average Shares Outstanding - Diluted	10,021,349		10,021,349

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

	For the Nine Months Ended
	September 30, 2023
	As
	previously
	Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)
Net Sales – Related Party	$446,367		$446,367
Service Income – Related Party	61,582		61,582

Total Revenue	507,949		507,949

Cost of Sales	472,115		472,115

Gross Profit	35,834		35,834

Operating Expenses	11,577,414		11,577,414

Loss from Operations	(11,541,580)		(11,541,580)

Non-Operating Income (Loss)

Foreign currency exchange (loss) gain	(1,126,762)		(1,126,762)
Bond issuance cost	(380,684)	380,684	-
Interest expenses	-	(1,096,509)	(1,096,509)
Unrealized gain (loss) on investments	1,770,888	(1,877,053)	(106,165)
Other income (loss), net	(264,850)	715,825	450,975
Net Non-Operating (Loss) Income	(1,408)	(1,877,053)	(1,878,461)

Loss before Income Taxes	(11,542,988)	(1,877,053)	(13,420,041)

Income Tax Expense	2,400	-	2,400

Net Loss	(11,545,388)	(1,877,053)	(13,422,441)

Other Comprehensive Income (Loss)
Change in foreign currency translation adjustments	(852,301)	76,247	(776,054)
Total Comprehensive Loss	$(12,397,689)	(1,800,806)	$(14,198,495)

Net Loss Per Common Share:

Basic	$(1.16)		$(1.35)
Diluted	$(1.16)		$(1.35)

Weighted Average Shares Outstanding - Basic	9,920,450		9,920,450
Weighted Average Shares Outstanding - Diluted	9,920,450		9,920,450

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Unaudited Condensed Consolidated Statements of Cash Flows (Restated)

	For the Nine Months Ended
	September 30, 2023
	As
	previously
	Reported	Adjustment	As restated
	(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net loss	$(11,545,388)	$(1,877,053)	$(13,422,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	897,046		897,046
Amortization of Right of Use Assets	75,899		75,899
Stock-based compensation	847,738		847,738
Unrealized (gain) loss on investments	(1,770,888)	1,877,053	106,165
Amortization of bonds issuance costs	380,684		380,684
Changes in operating assets and liabilities:
Prepaid expenses	(4,134,587)		(4,134,587)
Other current assets	(1,129,394)		(1,129,394)
Deposits	(223,550)		(223,550)
Accounts payable	(386,312)		(386,312)
Accrued expenses and other current liabilities	9,622,337		9,622,337
Operating lease liability	(5,902)		(5,902)
Net Cash Used for Operating Activities	(7,372,317)	-	(7,372,317)

Cash Flows from Investing Activities
Proceeds from disposal of short-term investment	-		-
Proceeds from disposal of long-term investment	325,578		325,578
Purchase of property and equipment	(379,128)		(379,128)
Net Cash (Used) Provided by Investing Activities	(53,550)		(53,550)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	7,000		7,000
Repayment of short-term loan	(384,189)		(384,189)
Repayment of long-term loan	(8,723)		(8,723)
Payment on finance lease liability	(8,619)		(8,619)
Net Cash Provided by Financing Activities	(394,531)		(394,531)

Net Decrease in Cash and Restricted Cash	(7,820,398)		(7,820,398)
Cash and Restricted Cash, Beginning of Period	10,101,920		10,101,920
Foreign Currency Translation Effect on Cash	1,196,111		1,196,111
Cash and Restricted Cash, End of Period	$3,477,633		$3,477,633

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,400		$2,400

Cash and Restricted Cash:
Cash	$253,278		$253,278
Restricted cash	3,224,355		3,224,355
Total	$3,477,633		$3,477,633

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2024 and December 31, 2023, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively.   The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $35,000 and $7,246,000 as of September 30, 2024 and December 31, 2023, respectively.

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

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of September 30, 2024 and December 31, 2023, the Company had $0 and $41,088 Account Receivable. Therefore, allowances for expected credit losses were $0 as of September 30, 2024 and December 31, 2023.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the nine months ended September 30, 2024.

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

The carrying amounts of our cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment is classified within Level 1 of the fair value hierarchy on September 30, 2024. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. Our long-term investment approximated its carrying amount based upon management’s best estimate due to its restricted nature. There were no outstanding derivative financial instruments as of September 30, 2024 and December 31, 2023.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue for the nine months ended September 30, 2024 composed of the sales of ground antenna unit and test support to a related party. The majority of the Company’s revenue is recognized at a point in time when product is shipped, or service is provided to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,522,299 and 6,279,400 common stock equivalents, primarily stock options and warrants, for the nine months ended September 30, 2024 and 2023, respectively. For the fiscal nine months ended September 30, 2024 and 2023, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, Debt with Conversion and Other Options and ASC 815, Contracts in Equity’s Own Entity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU became effective beginning in the first quarter of the Company’s fiscal year 2023. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2020-06 does not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024.

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

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and has been renewed automatically until terminated as indicated below. As of September 30, 2024, the Company had purchased 5,361 shares of its common stock with the fair value of $13,831. The securities were recorded as short-term investment with an accumulated unrealized loss of $20,370. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program with a different provider.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1,105,846 and $1,143,044, as of September 30, 2024 and December 31, 2023, respectively). Shinbao is a privately-held company in Taiwan. As of November *, 2024, the stock title transfer is still under process.

As of September 30, 2024 and December 31, 2023, the fair value of the investment was as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Investment - Liquidity	$13,831	$13,831
Prepaid investment	1,105,846	1,143,044
Total Investment	1,119,677	1,156,875

NOTE 5 - Inventories, net

As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Satellite equipment for sale under construction	$190,392	$170,892

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the nine months ended September 30, 2024, the Company did not record any write-down of obsolete inventory. For the year ended December 31, 2023, the Company wrote-down $1,327,788 of obsolete inventory. The inventory write-down is included in “Cost of Goods Sold” in the consolidated statement of operations.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of September 30, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Prepaid professional expense	$120,143	$110,043
Others	171,525	48,128
Prepaid expenses total	$291,668	$158,171
Prepayment for equipment and intangible assets – customer projects – related parties	2,083,650	2,076,138
Prepayment for equipment and intangible assets – customer projects	$9,175,533	$8,326,017

These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

As of September 30, 2024 and December 31, 2023, the balances of property and equipment were as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Ground station equipment	$1,854,027	$1,854,027
Computer software and equipment	2,874,474	2,847,119
Satellite equipment	275,410	275,410
Vehicle	327,702	337,637
Leasehold improvement	83,953	83,827
Furniture and fixture	38,606	38,637
	5,454,172	5,436,657
Accumulated depreciation	(3,292,976)	(3,085,789)
Net	2,161,196	2,350,868
Prepayments - land	39,315,937	40,114,286
Prepaid equipment	325,668	324,866
Total	$41,802,801	$42,790,020

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments refundable prepayments of NT$1,098,549,407 (approximately $34,709,302 as of September 30, 2024 and $35,876,859 as of December 31, 2023) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,334,973 as of September 30, 2024 and 1,379,879 as of December 31, 2023) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of November 8, 2024, the qualified license applications are still in progress.

On November 15, 2022, the Company entered into another real estate sale contract (the “Land Purchase Contract 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of September 30, 2024, the Company paid to the Seller 2 installments prepayments of NT$145,800,000 (approximately $4,606,635 as of September 30, 2024) in total.

Depreciation expense was $213,408 and $525,796 for the nine months periods ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since the Company sold 5,000,000 shares of the 6,000,000 pledged shares and then later acquired 5,000,000 Ejectt shares once again, the Company used the average acquisition cost of NT$25.58 per share to determine the value of long-term investments as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, 6,000,000 shares of Ejectt’s common stock were restricted.

As of September 30, 2024, through Aerkomm Taiwan and Aircom Telecom the Company held approximately 9.22% of the issued and outstanding shares of Ejectt.

In connection with the planned merger with Ejectt, Aerkomm Taiwan retained an independent specialist firm that, in a report published to Aerkomm Taiwan dated April 29, 2024, valued Ejectt’s shares at between NT$25.62 to NT$27.17 per share. This valuation supports the value of the Company’s investment in Ejectt as of June 30, 2024 as well as the terms of merger agreed with Ejectt and approved by the board and shareholders of Aerkomm Taiwan. The merger with Ejectt is a structured as a one-for-one stock exchange with Aerkomm Taiwan being the surviving company. As a result of the merger, the shareholders of Aerkomm Taiwan will own approximately 48.65% of the merged entity.

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

In Q1 2023, the Company disposed of the AnaNaviTek stock for amount of $325,578.

As of September 30, 2024 and December 31, 2023, the fair value of the long-term investment was as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Investment at cost - Ejectt - long-term	$4,850,648	$5,013,814
Net	$4,850,648	$5,013,814

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - Intangible Asset, Net

As of September 30, 2024 and December 31, 2023, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
December 31, 2023	$17,406,469	$(4,381,777)	$13,024,692
Addition	-	(1,318,045)	(1,318,045)
CTA	(11,535)	14,323	2,788
September 30, 2024 (Unaudited)	$17,394,934	$(5,685,499)	$11,709,435

Amortization expense was $1,318,045 and $371,250 for each of the nine months periods ended September 30, 2024 and 2023.

Note 10 - Goodwill

As of September 30, 2024 and December 31, 2023, the goodwill were as follows.

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2023	$4,561,037	$-	$4,561,037
Addition	4,573,819		4,573,819
Impairment loss	(4,561,037)	(4,561,037)
December 31, 2023	$9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
September 30, 2024 (Unaudited)	$9,134,856	$(4,561,037)	$4,573,819

There is $0 and $4,561,037 impairment loss on goodwill was recognized for nine-month period ended September 30, 2024 and the year ended December 31, 2023 for all past merger activities.

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

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Goodwill - Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable - current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder - non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable liabilities assumed	11,926,181
Goodwill as a result of the acquisition	$4,573,819

NOTE 11 - Other Payable and Accrued Expenses

Nature	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Outside service, professional, and consultant fee	$4,013,996	$3,553,169
Land commission	1,334,973	1,379,879
Equity Financing	2,585,200	-
Interest payable	1,817,544	1,037,126
Bonus, health insurance, and payroll taxes	1,178,524	716,786
Investment payable	454,592	469,884
R&D supplies	438,834	448,996
Employee reimbursement	315,764	348,308
Office expense	183,593	58,014
Others	30,165	44,950
Total	$12,353,185	$8,057,112

The Company also notes that $6,786,462 of our Accrued Expenses of $7,956,269 as of September 30, 2024 was our accrual for unpaid salaries due to substantially all of our employees (including those of our wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of our employees in 2023. As of September 19, 2024, approximately $2.9 million accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of $3,051,000 in unpaid salary.

As of September 30, 2024, the total Equity Financing amounted to $2,585,200, made up of SAFE investments by Hsiao Chia-Sung SAFE, Liu Ya Ting, and Luk Fook Securities (HK) Ltd. Under the terms of the SAFE agreements, their invested amounts automatically convert into shares of the common stock of IXAQ upon the closing of the Merger at $11.50 per share and the SAFE investors are eligible for additional incentive shares that will be issued by the merged company if certain performance metrics are met in the five years following the closing of the Merger. Under each SAFE, if the Merger has not occurred within two years from the issuance date of the SAFE, then upon a vote of a majority (based on the face amounts of the SAFEs) of the holders of SAFEs, the SAFEs will convert into equity at a price of $5.00 per share. If the Company experiences a dissolution event before conversion of the SAFEs, the holders of SAFEs will be treated like holders of standard non-participating preferred stock.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	2024	2023
Weighted-average remaining lease term	(Unaudited)
Operating lease	1.69 Year	1.97 Years
Finance lease	0.10 Years	0.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	3.82%	3.82%

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months periods ended September 30, 2024 and 2023:

Operating Leases

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Lease expense	$95,919	$75,899
Sublease rental income	(5,954)	(6,519)
Net lease expense	$89,964	$69,380

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases - Continued

Finance Leases

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$7,952	$8,235
Interest on lease liabilities	245	567
Total finance lease cost	$8,196	$8,801

Maturity of lease liabilities:

Operating Leases

	Others	Total
	(Unaudited)	(Unaudited)
October 1, 2024 – September 30, 2025	$131,183	$131,183
October 1, 2025 – September 30, 2026	91,986	91,986
Total lease payments	$223,169	$223,169
Less: Imputed interest	(11,525)	(11,525)
Present value of lease liabilities	$211,644	$211,644
Current portion	(121,797)	(121,797)
Non-current portion	$89,847	$89,847

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - Operating and Finance Leases - Continued

Finance Leases

Total
(Unaudited)
October 1, 2024 – September, 2025	$4,095
October 1, 2025 – September, 2026	-
Total lease payments	$4,095
Less: Imputed interest	(13)
Present value of lease liabilities	$4,082
Current portion	4,082
Non-current portion	$-

NOTE 13 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021. As of September 30, 2024, the outstanding loan balance was $947,867 (NTD 30,000,000) which is an interest free and no fixed maturity date basis loan. This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

   The temporary fundings as of September 30, 2024 and December 31, 2023, were $4,214,275 (NTD 133,381,800) and $4,347,159 (NTD 133,110,000), respectively., These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

NOTE 14 - Long-term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$46,978 as of March 31, 2024 and US$48,988 as of December 31, 2023), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. As of September 30, 2024, the long-term loan has been paid off.

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and Ejectt stock 2,500,000 shares is pledged as collateral as of September 30, 2024, and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. As of September 30, 2024, the Company had repaid $8,062,247 out of a total of $10,358,024 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,391,092 owed on the bonds, plus any additional accrued interest, within the next few months.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - Convertible Long-term Bonds Payable and Restricted Cash - Continued

As of September 30, 2024 and December 31, 2023, the long-term bonds payable consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Current:
Early redemption convertible bonds payable- default	$2,287,349	$10,303,775

Non-current:
Coupon Bond	$200,000	$200,000

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of September 30, 2024 and December 31, 2023, were $103,743 and $40,070, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of September 30, 2024 and December 31, 2023. The Convertible Note carries an annual interest rate of four percent (4%) which is due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $1,693,759 as of September 30, 2024, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of September 30, 2024 and December 31, 2023, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of September 30, 2024, Aerkomm is talking about the renewal of this project and has reclassified it as short-term prepayment at this time.

NOTE 18 - Income Taxes

Income tax expense for the nine months periods ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$	$-
State	-	-	2,400	2,400
Foreign	-	-	-	-
Total	$-	$-	$2,400	$2,400

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the nine months periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax benefit at statutory rate	$(741,700)	$(702,089)	$(3,530,085)	$(2,409,671)
Net operating loss carryforwards (NOLs)	466,842	747,003	1,842,994	2,306,417
Foreign investment losses (gains)	30,484	(497,670)	305,321	(341,500)
Stock-based compensation expense	127,000	139,800	976,300	179,500
Amortization expense	(48,000)	65,500	20,400	151,200
Accrued payroll	79,700	99,700	193,400	214,000
Unrealized exchange losses (gains)	(926)	144,156	97,770	(92,846)
Others	86,600	3,600	96,300	(4,700)
Tax expense at effective tax rate	$-	$-	$2,400	$2,400

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 - Income Taxes - Continued

Deferred tax assets (liability) as of September 30, 2024 and December 31, 2023 consist approximately of:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Net operating loss carryforwards (NOLs)	$18,356,000	$14,831,000
Stock-based compensation expense	4,804,000	3,502,000
Accrued expenses and unpaid expenses payable	1,273,000	889,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	62,000	20,000
Excess of tax amortization over book amortization	(146,000)	(285,000)
Others	(134,000)	27,000
Gross	24,283,000	19,052,000
Valuation allowance	(24,283,000)	(19,052,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $5,231,000 for the nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had federal NOLs of approximately $8,243,000 available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $36,703,000 and $30,009,000, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of September 30, 2024 and December 31, 2023, the Company had State NOLs of approximately $35,643,000 and $46,427,000 respectively, available to reduce future state taxable income, expiring in 2042.

As of September 30, 2024 and December 31, 2023, the Company has Japan NOLs of approximately $299,000 and $260,000, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of September 30, 2024 and December 31, 2023, the Company has Taiwan NOLs of approximately 6,185,000 and $6,173,000, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of September 30, 2024 and December 31, 2023, the Company had approximately $37,000 and $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2024 and December 31, 2023, the Company had approximately $39,000 and $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

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

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2024 and December 31, 2023, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(Unaudited)
Restricted stock - vested	1,802,373	1,802,373
Restricted stock - unvested	149,162	149,162
Total restricted stock	1,951,535	1,951,535

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

On December 13, 2023, two new subscribers subscribed for 834,000 shares of common stock of the Company, for a capital injection of $5,004,000 and for which the shares were issued to the two new shareholders in March 2024.

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

For the year ended December 31, 2022, the Company recorded an increase of $1,252,029 in additional paid-in capital as adjustment for the issuance costs of these stock warrants.

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

a.	As of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Unaudited)	As restated
Other receivable from:
- Loan:
EESquare JP [1]	$173,124	$154,698
WTL[4]	3,693,935	1,936,587
- Others:
EESquare JP [1]	18,848	19,160
Ejectt[3]	569	15,983
Kevin Wong[6]	14,518	-
Others[7]	12,140	21,073
Total	$3,913,134	$2,147,501

Prepaid expenses to Ejectt[3]	$2,083,650	$2,076,138

Prepayment from Ejectt[3]	$6,607,717	6,534,908

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	57,101	59,021
StarJec[2]	109,884	111,702
Kevin Wong[6]	173,839	75,327
Others[7]	471,058	461,705
Total	$830,929	$726,802

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month as of September 30, 2024. $173,124 represents other receivable loans from EESquare JP as of September 30, 2024. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of September 30, 2024.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 20 - Significant Related Party Transactions - Continued

3.	Represents prepayment paid by Ejectt to order [6] sets of antennas from Aircom Telecom with prepayment of $1,243,247 as of December 31, 2023 and $1,202,788 as of September 30, 2024. As of June 17, 2023, Aerkomm Taiwan entered into an agreement with Ejectt to appoints Ejectt as its exclusive sales agent in Taiwan with NTD 20,000,000 security deposit (approximately $653,168 as of December 31, 2023 and $631,912 as of September 30, 2024). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $4,423,852 as of September 30, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of September 30, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,083,650 as of September 30, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $59,021 as of December 31, 2023 and $57,101 as of September 30, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $3,693,935 and $1,936,587 from WTL due to operational needs as of September 30, 2024 and December 31, 2023. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and was expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $75,326 (approximately NTD 2,306,000) as of December 31, 2023 and $173,839 (approximately NTD) as of September 30, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the nine months periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Sales to Ejectt[1]	$53,255	$446,367
Service income from Ejectt[1]	-	98,395
Service income from Star Jec[4]	-	2,805
Rental income from EESqaure JP [2]	5,954	6,519
Rental income from WTL[3]	-	10,865

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and antenna related equipment and testing support sold to Ejectt in 2024 Q1. Service income charged to Ejectt for consultant service provided in Q3, 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2021 and March 4, 2023. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month in 2024 Q3.

3.	Aerkomm Japan has other income of $10,865, other product sale to WTL, in August 2023 in associated with selling antenna.

4.	On December 14, 2021, Aerkomm Japan and Star Jet, a Taiwan limited liability company, signed a Housing Service Order. Further on January 22, 2022, Aerkomm Japan and Star Jet signed a Satellite Service Order. Under the two orders, Aerkomm Japan agreed to provide satellite services and housing services to Star Jec.

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

On September 1, 2024, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On September 6, 2024, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $4,599,472 and $854,739 for the nine months periods ended September 30, 2024 and 2023, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in nine months period ended September 30, 2024 and year ended December 31, 2023 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.41%
Forfeiture rate	0% - 5%

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the nine months ended September 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	37,291	3.3521	1.0539
Options outstanding at December 31, 2023	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2024 (unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the nine months period ended September 30, 2024 and the year ended December 31, 2023.

Of the shares covered by options outstanding as of September 30, 2024, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at September 30, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	1.75	3.3521	74,580	1.75	3.3521

As of September 30, 2024, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the nine months periods ended September 30, 2024 and 2023.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the nine months ended September 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	1,279,688	10.8161	7.3194
Granted	805,103	2.5605	1.9779
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	2,084,791	7.6279	5.2566
Granted	77,442	2.5800	1.9377
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2024 (unaudited)	2,162,233	7.4471	5.1530

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2017 Plan for the nine months period ended September 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	11,000	3.5070
Granted	805,103	1.9779
Vested	(144,426)	2.1351
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	671,677	1.9691
Granted	77,442	1.9377
Vested	(224,883)	1.9857
Forfeited/Cancelled	-	-
Options unvested at September 30, 2024 (unaudited)	524,236	2.0110

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of September 30, 2024, 1,637,997 are now exercisable; 196,593 shares will be exercisable for the twelve-month period ending September 30, 2025. Information related to stock options outstanding and exercisable at September 30, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,387,795	7.64	$3.0041	863,559	7.06	$3.3568
6.00 - 10.00	419,288	6.61	8.3356	419,288	6.61	8.3356
11.00 - 14.20	126,150	5.50	11.4688	126,150	5.50	11.4688
20.50 - 27.50	109,000	3.03	25.4982	109,000	3.03	25.4982
30.00 - 35.00	120,000	2.85	34.5479	120,000	2.85	34.5479
	2,162,233	6.82	7.4163	1,637,997	6.25	9.0145

As of September 30, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $1,003,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.60 years. No option was exercised during the nine months period ended September 30, 2024 and the year ended December 31, 2023.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the nine months ended September 30, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at September 30, 2024 (unaudited)	3,683,929	2.5914	2.0420

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 21 - Stock Based Compensation - Continued

Activities related to unvested stock awards under Aerkomm 2023 Plan for the nine months period ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	-	-
Granted	3,683,927	2.0420
Vested	(600,394)	2.0448
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	3,083,533	2.0415
Granted	-	-
Vested	(1,896,642)	2.0414
Forfeited/Cancelled	-	-
Options unvested at September 30, 2024 (unaudited)	1,186,891	2.0416

Of the shares covered by options outstanding as of September 30, 2024, 2,497,036 shares are now exercisable. Information related to stock options outstanding and exercisable at September 30, 2024, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,927	8.74	2.5914	2,497,036	8.74	2.5921

As of September 30, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $2,710,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.29 years. No option was exercised during the year ended September 30, 2024.

AERKOMM INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 22 - Commitments

As of September 30, 2024, the Company’s significant commitment is summarized as follows:

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Agreement”), pursuant to which the Company agreed to sell 25,500,000 shares (the “Subject Shares”) of Aerkomm Taiwan Inc., representing 51% of the issued and outstanding shares of Aerkomm Taiwan, to the “Buyer for NT$255,000,000 (approximately $8,300,000). Although as a result of the share transfer transaction under the Equity Sales Agreement 51% of the shares of Aerkomm Taiwan are held in the name of the Buyer, Aerkomm treats Aerkomm Taiwan as a consolidated subsidiary because Aerkomm has de facto voting, governance and economic control of Aerkomm Taiwan as: (i) Aerkomm continues to hold 49% of the shares of Aerkomm Taiwan, (ii) the sole director of Aerkomm Taiwan, Albert Hsu, is a member of the board of the Company, (iii) the Buyer has not yet paid the amount due for purchase of the Subject Shares, and, under the Equity Sales Agreement, the Company has the right to demand return of the Subject Shares if payment for them has not been made within 180 days of the date of the Equity Sales Agreement, which such period has elapsed, (iv) concurrently with the Company and the Buyer entering into the Equity Sales Agreement, the Buyer and Mr. Hsu entered into an equity pledge pursuant to which the Buyer pledged the Subject Shares to Mr. Hsu and Mr. Hsu was granted the right to exercise all rights in respect of the Subject Shares pending the Buyer’s payment to the Company for the Subject Shares, and the Company and Mr. Hsu entered into an entrustment agreement pursuant to which the Company entrusted Mr. Hsu and Mr. Hsu agreed to be entrusted as the pledgee of the Subject Shares, and (v) the sole shareholder of the Buyer, is a founder of Aerkomm and a holder of more than 10% of the voting equity of Aerkomm.

NOTE 23 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

Between October 15, 2024 and October 30, 2024, Well Thrive Limited (the “Borrower”) entered into three loan agreements with the Company (as the Lender), totaling NTD 11,660,800 (USD 368,430). These agreements are set to expire on December 31, 2025. The loans carry an annual interest rate of 5%. However, if the Borrower repays the loan within six months from the borrowing start date, no interest will be charged.

On October 1, 2024, the Company’s subsidiary in Japan, Aerkomm Japan Inc., entered into a Distribution Partnership Agreement with Network Access Associates Ltd., a member of the EUTELSAT group (“OneWeb”) dated as of September 26, 2024 (the “DPA”), pursuant to which OneWeb appointed Aerkomm Japan as a distribution partner for Japan and Taiwan for OneWeb’s satellite communications products and services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the Original Form 10-Q, as well as to incorporate certain conforming changes.

The Company has restated, by means of its Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “2023 Form 10-K”), its consolidated balance sheet at December 31, 2023. For information on the impact of the restatement, reference is made to the Company’s 2023 Form 10-K/A, (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 9A. Controls and Procedures. In addition, the restatement impacts the first quarter of 2024. The restated amounts for the first quarter of 2024 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2024.

In the course of preparing its financial statements for quarter ended September 30, 2024, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2023. The restatement is to reflect a correction to the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt; due to the Company’s records indicating an intention to hold a certain investment for more than one year, the Company has reclassified that investment from short-term to long-term and, consequently, the valuation method for this investment has been adjusted from market value (used for short-term investments) to cost (used for long-term investments); a correction has been made to reclassify the account “other receivable-related party loans” to “short-term loan-others; the early redemption by our bond holders of our Credit Enhanced Zero Coupon Convertible Bonds resulted in an early redemption loss and accrued default interest expenses. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the year ended December 31, 2023 and for the nine months period ended September 30, 2024 (the “Relevant Period”), and as a result, the restatement of the Relevant Periods is required.

Throughout the following Management’s Discussion and Analysis of Financial Condition and Result of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing; MEPA Labs Inc., a California corporation and wholly-owned subsidiary; and Mesh Technology Limited, a Taiwan company and wholly-owned subsidiary.

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

Overview

We are a development stage innovative satellite communication technology company providing carrier-neutral and software-defined infrastructure to deliver mission-critical, multi-orbit satellite broadband connectivity for the public and private sectors. For the nine months ended September 30, 2024 and 2023, AERKOMM had $149,563 and $507,949 in revenues and net losses of $16,686,644 and $13,422,441.

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the domestication to Delaware of IXAQ, Merger Sub will merge with and into the Company (the “Merger”), after which the Company will be the surviving corporation and a wholly-owned subsidiary of IXAQ. In connection with the Merger, IXAQ will be renamed “AKOM Inc.” The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger. The Merger is expected to close prior to October 12, 2025.

The Amendment provides that any lock-up period applicable to the Sponsor or any officers, directors or affiliates of Parent will terminate at the Closing of the Merger and changes the percentage of the Founder Shares being treated as Escrowed Sponsor Shares from 50% to 25%, adds a provision providing for the Company to pay certain amounts to Parent to cover its working capital and extension expenses, and adds a provision that Parent may terminate the Merger Agreement at any time prior to the Closing Date if the Company or any Subsidiary of the Company enters into voluntary bankruptcy or fails to remove within 60 days any petition in bankruptcy filed against it prior to Closing.

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

Planned Merger with Ejectt

On July 28, 2023, we and Ejectt, Inc. signed a non-binding letter of intent with respect to a possible merger between Aerkomm Taiwan and Ejectt. At a January 30, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved pursuing a merger with Ejectt, under which Aerkomm Taiwan would be the surviving company, and delivery of a notice and merger contract to Ejectt, which were delivered to Ejectt on February 1, 2024. At a May 23, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved the terms of the merger plan and agreement and its being signed by the chairperson of Aerkomm Taiwan. On the same day, the shareholders of Ejectt approved the proposed merger and the merger agreement was then signed by the parties on May 23, 2024. Under the merger agreement and contingent only on the merger’s receiving necessary governmental approvals, the merger will be consummated and the surviving company of the merger will be Aerkomm Taiwan.

Because Aerkomm Taiwan has foreign (non-Taiwanese) shareholders (Aerkomm holds 49% of the outstanding shares of Aerkomm Taiwan) for the merger to become legally effective under Taiwanese law, it must be approved by the Taiwan Department of Investment Review. Aerkomm and Ejectt submitted an application to the Department of Investment Review on July 10, 2024. Reviews by the Department of Investment Review often take four to six months and possibly longer, may require extensive inquiries and requests for further information by the Department of Investment Review, and sometimes result in denial of approval. Consequently, Aerkomm cannot assure that the merger will be approved or, if approved, when the approval may be granted.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance will be driven by various factors that affect the commercial airline industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

●	our ability to enter into and maintain long-term business arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

●	the extent of the adoption of our products and services by airline partners and customers;

●	costs associated with implementing, and our ability to implement on a timely basis, our technology, upgrades and installation technologies;

●	costs associated with and our ability to execute our expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with regulations;

●	costs associated with managing a rapidly growing company;

●	the impact and aftereffects of the global coronavirus (COVID-19) pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners;

●	the economic environment and other trends that affect both business and leisure travel;

●	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations; and

●	changes in laws, regulations and interpretations affecting telecommunications services and aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our restated results of operations during the three months periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change
	(Unaudited) 2024	Restated 2023	$	%
Revenue	$96,308	$61,582	$34,726	56.4%
Cost of sales	285	26,666	(26,381)	(98.9)%
Operating expenses	3,686,838	4,303,845	(617,007)	(14.3)%
Loss from operations	(3,590,815)	(4,268,929)	678,114	(15.9)%
Net non-operating gain(loss)	(101,577)	(837,560)	735,983	(87.9)%
Loss before income taxes	(3,692,392)	(5,106,489)	1,414,097	(27.7)%
Income tax expense	-	-	-	-%
Net Loss	(3,692,392)	(5,106,489)	1,414,097	(27.7)%
Other comprehensive income	260,941	(554,120)	815,061	(147.1)%
Total comprehensive loss	$(3,431,451)	$(5,660,609)	$2,229,158	(39.4)%

Revenue. We have $96,308 of net sales for the three-month period ended September 30, 2024 and $61,582 of net sales for the three-month period ended September 30, 2023, respectively. Our revenue for the three months ended September 30, 2024 was $96,308 as we are still developing our core business in in-flight entertainment and connectivity and there was few non-recurring services provided to one related party and one non-related party during the period.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $617,007, or 14.3% to $3,686,838 for the three-month period ended September 30, 2024, from $4,303,845 for the three-month period ended September 30, 2023. Such decrease was mainly due to decreases in salary expenses and professional fees of $462,311 and $881,617, respectively, which was offset by the increases in legal fees, amortization expenses, and R & D expenses of $329,171, $312,184, and $295,306.

Net non-operating expense. We had $101,577 in net non-operating loss for the three-month period ended September 30, 2024, as compared to net non-operating expense of $837,560 for the three-month period ended September 30, 2023. Net non-operating expense in the three-month period ended September 30, 2024 represents loss on foreign exchange translation of $190,811, unrealized loss from the transactions of our liquidity contract and prepaid investment of $21,150, interest expense of $272,197 and other income, net of $959. Net non-operating expense in the three-month period ended September 30, 2023 represents loss on foreign exchange translation of $806,619, unrealized loss from the transactions of our liquidity contract and prepaid investment of $2,650, interest expenses of $369,859 and other income, net of $341,568.

Loss before income taxes. Our loss before income taxes decreased by $1,414,097, or 27.7%, to $3,692,392 for the three-month period ended September 30, 2024, from a loss of $5,106,489 for the three-month period ended September 30, 2023, as a result of the factors described above.

Income tax expense. Income tax expense was $0 for the three-month period ended September 30, 2024, as compared to the income tax expense of $0 for the three-month period ended September 30, 2023.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $2,229,158, or 39.4%, to $3,431,451 for the three-month period ended September 30, 2024, from $5,660,609 for the three-month period ended September 30, 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine-month periods ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Change
	(Unaudited) 2024	Restated 2023	$	%
Net Sales	$48,843	$-	$48,843	100.0%
Net Sales– related party	65,945	446,367	(380,422)	(85.2)%
Service income – related party	34,775	61,582	(26,807)	(43.5)%
Cost of sales	61,128	472,115	(410,987)	(87.1)%
Operating expenses	15,241,275	11,577,414	3,663,861	31.6%
Loss from operations	(15,152,840)	(11,541,580)	(3,611,260)	31.3%
Net non-operating loss	(1,531,404)	(1,878,461)	347,057	(18.5)%
Loss before income taxes	(16,684,244)	(13,420,041)	(3,264,203)	24.3%
Income tax expense	2,400	2,400	-	-
Net Loss	(16,686,644)	(13,422,441)	(3,264,203)	24.3%
Other comprehensive loss	(590,284)	(776,054)	185,770	(23.9)%
Total comprehensive loss	$(17,276,928)	$(14,198,495)	$(3,078,433)	21.7%

Revenue. Our total revenue was $149,563 and $507,949 for the nine months periods ended September 30, 2024 and 2023, respectively. As we are still developing our core business in in-flight entertainment and connectivity and there were non-recurring sale of equipment and service provided to related parties and service provided to one non-related party during the period. Our total revenue was $507,949 for the nine months periods ended September 30, 2023 represents a non-recurring sale of equipment to one of our related parties.

Cost of Sales. Our cost of sales was $61,128 and $472,115 for the nine-month periods ended September 30, 2024 and 2023, respectively. The cost of sales for the nine months ended September 30, 2024 was $61,128 as the cost directly associated with equipment that we sold to one of our related parties. The cost of sales for the nine months ended September 30, 2023 was $472,115 as the cost directly associated with equipment that we sold to one of our related parties.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, research and development expenses, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $3,663,861, or 31.6%, to $15,241,275 for the nine months ended September 30, 2024, from $11,577,414 for the nine months ended September 30, 2023. This increase was mainly due to the increase in non-cash stock-based compensation expense, amortization expense, and salaries of $3,794,343, $946,795, and $871,849 which was offset by the decrease in R&D expenses and depreciation expense of $1,259,437 and $312,388, respectively.

Net non-operating loss. We had $1,531,404 in net non-operating loss for the nine months ended September 30, 2024, as compared to net non-operating loss of $1,878,461 for the nine months ended September 30, 2023. Net non-operating income in the nine months ended September 30, 2024 represents loss on foreign exchange translation of $639,448, interest expenses of $864,822, unrealized loss on investment of $20,370 and other loss, net of $6,764. Net non-operating income in the nine months ended September 30, 2023 represents loss on foreign exchange translation of $1,126,762, interest expenses of $1,096,509, unrealized loss on investment of $106,165 and net other income of $450,975.

Loss before income taxes. Our loss before income taxes increased by $3,264,203, or 24.3%, to $16,684,244 for the nine months ended September 30, 2024, from a loss of $13,420,041 for the nine months ended September 30, 2023, as a result of the factors described above.

Income tax expense. Income tax expense was $2,400 and $2,400 for the nine-month periods ended September 30, 2024 and 2023, respectively, mainly due to a California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $3,078,433, or 21.7%, to $17,276,928 for the nine months ended September 30, 2024, from $14,198,495 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $56,952 and restricted cash of $20,077. We have financed our operations primarily through cash proceeds from financing activities, including from our 2020 Offering, the issuance of convertible bonds, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow:

Cash Flow

	Nine Months Ended September 30,
	(Unaudited) 2024	(Unaudited) 2023
Net cash used for operating activities	$(4,816,397)	$(7,372,317)
Net cash used in investing activity	(2,184,391)	(53,550)
Net cash used by financing activity	(1,011,584)	(394,531)
Net decrease in cash and cash equivalents	(8,012,372)	(7,820,398)
Cash and Restricted Cash, at beginning of year	7,428,702	10,101,920
Foreign currency translation effect on cash	660,699	1,196,111
Cash and Restricted Cash, at end of year	$77,029	$3,477,633

Operating Activities

Net cash used for operating activities was $4,816,397 for the nine months ended September 30, 2024, as compared to $7,372,317 for the nine months ended September 30, 2023. In addition to the net loss of $16,686,644, the decrease in net cash used for operating activities during the nine months period ended September 30, 2024 was mainly due to the decrease in accrued expenses and other current liabilities and deposits of $6,799,449 and $129,697, offset by the increase in prepaid expenses and other current assets of $1,148,502 and 259,042. In addition to the net loss of $13,422,441, the increase in net cash used for operating activities during the nine-month period ended September 30, 2023 was mainly due to increase in prepaid expenses, other current assets, deposits, and accounts payable, of $4,134,587, $1,129,394, $223,550, and $386,312, respectively, offset by the increase in accrued expenses and other current liabilities of $9,622,337.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $2,184,391 as compared to net cash used in investing activities of $53,550 for the nine months ended September 30, 2023. The net cash used in investing activities for the nine months ended September 30, 2024 was mainly prepayment for land and disbursement for other receivable - related parties of $349,131 and $1,790,291. The net cash provided by investing activities for the nine months ended September 30, 2023 was mainly for the proceeds from disposal of long-term investment of $325,578, which was offset by the purchase of property and equipment of $379,128.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2024 and 2023 was $1,011,584 and $394,531, respectively. Net cash used in financing activities for the nine months ended September 30, 2024 were mainly attributable to repayment of convertible long-term bond payable in the amount of $8,016,426 offset by proceeds from equity financing and capital injection of $2,585,200 and $4,421,782. Net cash used by financing activities for the nine months ended September 30, 2023 were mainly attributable to repayment of short-term loans in the amount of $384,189.

On December 3, 2020, the Company closed a private placement offering (the “Bond Offering”) consisting of US$10,000,000 in aggregate principal amount of its Credit Enhanced Zero Coupon Convertible Bond due 2025 (the “Credit Enhanced Bonds”) and US$200,000 in aggregate principal amount of its 7.5% convertible bonds due 2025 (the “Coupon Bonds,” and together with the Credited Enhanced Bonds, the “Bonds”). On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to us a request for redemption of the Bonds in full. As of September 30, 2024, the Company had repaid $8,062,247 out of a total of $10,358,024 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,391,092 owed on the bonds, plus any additional accrued interest, within the next few months.

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

Capital expenditures for the nine months ended September 30, 2024 and 2023 were $394,100 and $379,128, respectively.

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

Concentrations of Credit Risk. Financial instruments that potentially subject to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2024 and December 31, 2023, the total balance of cash in bank exceeding the amount insured by the Federal Deposit Insurance Corporation (FDIC) for the Company was approximately $0 and $0, respectively. The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $35,000 and $7,246,000 as of September 30, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluation of its customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Inventories. Inventories are recorded at the lower of weighted-average cost or net realizable value. We assess the impact of changing technology on our inventory on hand and writes off inventories that are considered obsolete.

Research and Development Costs. Research and development costs are charged to operating expenses as incurred. For the nine months periods ended September 30, 2024 and 2023, we incurred approximately $12,213 and $1,271,651 of research and development costs, respectively.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by using the straight-line and double declining method over the following estimated service lives: computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment - 5 years, vehicles – 5 to 6 years and lease improvement - 5 years. Construction costs for on-flight entertainment equipment not yet in service are recorded under construction in progress. Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal. We review the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determined that there was no impairment loss for the nine-month periods ended September 30, 2024 and 2023.

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

The carrying amounts of the Company’s cash and restricted cash, accounts payable, short-term loan and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s short-term investment and long-term investment are classified within Level 1 of the fair value hierarchy on March 31, 2024. The Company’s long-term bonds payable, long-term loan and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. There were no outstanding derivative financial instruments as of September 30, 2024.

Revenue Recognition. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Our revenue for the nine months ended September 30, 2024 composed of the service income to one of our related parties. The majority of our revenue is recognized at a point in time when product is shipped or service is provided to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We adopted the provisions of ASU 2014-09 Revenue from Contract with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) we satisfy a performance obligation. Customers may make payments to the Company either in advance or in arrears. If payment is made in advance, the Company will recognize a contract liability under prepayments from customers until which point the Company has satisfied the requisite performance obligations to recognize revenue.

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

Subsequent Events. The Company has evaluated events and transactions after the reported period up to November 12, 2024, the date on which these unaudited condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2024, have been included in these unaudited condensed consolidated financial statements.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 did not have a significant impact on our unaudited condensed consolidated financial statements as of and for the nine months period ended September 30, 2024.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 did not have a significant impact on the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on September 5, 2024, and further referenced below, which we are still in the process of remediating as of September 30, 2024  , our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K/A filed on September 5, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on September 5, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 13, 2024	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)