Form 10-K
period 2024-12-31
Aerkomm Inc.
filed 2025-08-18
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Pink Market tier) was approximately $50,668,230.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 19,638,849 shares of the registrant’s common stock outstanding as of August 15, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	the impact and effects of potential pandemics or contagious diseases or fear of such outbreaks, on the global airline and tourist industries, especially in the Asia Pacific region;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of changing customer needs in our market;

●	the effects of market conditions on our stock price and operating results;

●	our ability to successfully complete the development, testing and initial implementation of our product offerings;

●	our ability to maintain our competitive advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	delays in the launch schedules of satellite network operators from whom we will acquire satellite network access services and our ability to acquire network access services from them;

●	our ability to introduce new product offerings and bring them to market in a timely manner;

●	our ability to obtain required telecommunications, aviation and other licenses and approvals necessary for our operations

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	our expectations concerning relationships with customers and other third parties;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of our investments in complementary companies or technologies;

●	the results of negotiations among the U.S. and other countries about tariffs and related matters; and

●	our ability to comply with evolving legal standards and regulations.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our business. The projections, estimates and expectations are presented in this Annual Report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on our company’s projections, estimates or expectations. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this annual report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Summary of Risk Factors

Our annual report should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by similar companies. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including, among others, the following:

Risks Relating to Our Business

Risks and uncertainties related to our current and future business include, but are not limited to, the following:

●	Excluding non-recurring revenues in 2019 and 2021 from affiliates, we have incurred operating losses in every quarter since we launched our business and may continue to incur quarterly operating losses, which could negatively affect the value of our company;

●	We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including value-added resale of satellite bandwidth in certain geographies where we are already licensed or intend to be licensed, our multi-orbit universal satellite communications terminals that incorporate flat panel antennas (FPAs) or electronically steered arrays (ESAs) with both hardware and software defined modems, communications systems for manned and unmanned aerospace and defense platforms, system integration for manned and unmanned aerospace and defense platforms, our proprietary glass semiconductor antenna (also referred to as “FGSA”), distributed content delivery network (“CDN”), distributed computing or mesh computing applications and inflight entertainment and connectivity services;

●	We may not be able to grow our business with our current satellite and satellite constellation partners or to successfully negotiate agreements with satellite and satellite constellation partners whose bandwidth and services we do not currently resell or otherwise distribute;

●	We may not be able to grow our business with our current aerospace and defense partners or to successfully negotiate agreements with aerospace and defense partners to which we do not currently provide our technologies or services;

●	We may not be able to grow our business with our current civilian telecommunications partners or successfully negotiate agreements with civilian telecommunications partners to which we do not currently provide our service;

●	We may not be able to grow our business with our current commercial aviation partners or successfully negotiate agreements with commercial aviation partners to which we do not currently provide our service;

●	We may experience network capacity constraints in both our current and our future operation regions as we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our aerospace and defense partners or civilian telecommunication partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected;

●	The demand for satellite bandwidth may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the international satellite bandwidth market in general or the general market acceptance for our products and services;

●	The price of satellite bandwidth may decrease or develop more slowly than we expect.

●	An extended delay in the transfer of title to Aerkomm Taiwan of the Taiwan land parcel that we purchased could delay the building of our first satellite ground station and have a negative impact on our business prospects;

●	If the transactions contemplated by several memorandums of understanding (MOU) do not proceed, our results of operations and financial condition could be materially adversely affected; and

●	We will source components and products, both hardware and software as well as content, from other companies, which we then assemble or integrate into our products and service offerings from other companies, and any disruptions in their supply chains or businesses or reductions in the quality or availability of the components or products produced by such partners could hurt our business by providing us with less quality or quantity components and products and resulting in potentially less attractive offerings for customers,

Risks Relating to Our Industries

Risks and uncertainties related to our industries include, but are not limited to, the following:

●	In the satellite industry, satellite service operators may face delays in deploying their satellites or constellations due to technological challenges or regulatory hurdles, or may otherwise have insufficient bandwidth, which could hinder the services we offer to our customers and damage customer relations;

●	In the aerospace and defense industry, government budget uncertainties, geopolitical conflicts, public perception, or ITAR issues could adversely affect industry stability and growth; and

●	In the semiconductor industry, supply chain concentration, geopolitical conflicts, single-source dependency, or natural disasters could present challenges for semiconductor manufacturers’ operations and resilience.

Risks Relating to Our Technology and Intellectual Property

Risks and uncertainties related to our technology and intellectual property include, but are not limited to, the following:

●	We rely on service providers for certain critical components of and services relating to our satellite connectivity network;

●	Our use of open-source software could limit our ability to commercialize our technology;

●	The satellites that we currently or may in the future rely on have minimum design lives, but could fail or suffer reduced capacity before then;

●	Satellites that are not yet in service may not be manufactured and successfully launched at rates adequate to meet demand; and

●	The development of our proprietary glass semiconductor antenna may require licenses to intellectual property rights from third parties, including standards-based patent pools for Wi-Fi, audio-visual compression, or data transmission technologies.

Risks Relating to Ownership of our Common Stock

Risks and uncertainties related to our common stocks include, but are not limited to, the following:

●	Our common stock is currently quoted on the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity;

●	Our common stock is quoted on the Professional Segment of the regulated market of Euronext Paris, which may have an unfavorable impact on our stock price and liquidity;

●	We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock;

●	Investors may experience immediate and substantial dilution; and

●	Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in Item 1A. “Risk Factors” and elsewhere in this annual report before investing in our common stocks.

v

Use of Terms

For the purposes of this Annual Report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aircom Japan, Inc., a Japanese company and wholly-owned subsidiary of Aircom; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing; MEPA Labs Inc., a California corporation and wholly-owned subsidiary; and Mesh Technology Limited, a Taiwan company and wholly-owned subsidiary.

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Aerkomm”, “we,” “us,” “our,” or “our company,” or “the Company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Aircom” are to Aircom Pacific, Inc., a California corporation and wholly owned subsidiary of our company;

●	“Aerkomm HK” are to Aerkomm Hong Kong Limited, previously Aircom Pacific Inc. Limited, a Hong Kong company and wholly owned subsidiary of Aircom;

●	“Aerkomm Japan” are to Aerkomm Japan Inc., previously Aircom Japan, Inc., a Japanese company and wholly owned subsidiary of Aircom;

●	“Aerkomm Malta” are to Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Seychelles;

●	“Aerkomm Taiwan” are to Aerkomm Taiwan Inc., a Taiwanese company and subsidiary of our company;

●	“Aerkomm SY” are to Aerkomm SY Ltd., previously Aircom Pacific Ltd., a Republic of Seychelles company and wholly owned subsidiary of Aerkomm;

●	“Aircom Taiwan” are to Aircom Telecom LLC, a Taiwanese company and wholly owned subsidiary of Aircom;

●	“Beijing Yatai” are to Beijing Yatai Communication Co., Ltd., a company organized under the laws of China and a wholly owned subsidiary of Aerkomm Taiwan;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“IXAQ” means IX Acquisition Corp., a Cayman Islands corporation;

●	“MEPA” are to MEPA Labs Inc., a US company and wholly owned subsidiary of our company;

●	“Merger” means the business combination contemplated by the Merger Agreement whereby IXAQ will redomicile from being a Cayman Islands company to becoming a Delaware corporation, Merger Sub will merge with and into Aerkomm, with Aerkomm being the surviving company following the merger, each issued and outstanding share of Aerkomm common stock will automatically be converted into common stock of IXAQ at the conversion ratio, as defined in the Merger Agreement, and the outstanding convertible securities of Aerkomm will be assumed by IXAQ;

●	“Merger Agreement” means the business combination agreement entered into on March 29, 2024 between Aerkomm, IXAQ and Merger Sub, as amended;

●	“Merger Sub” means AKOM Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of IXAQ;

●	“Mesh Tech” are to Mesh Technology Taiwan Limited, a Taiwanese company and wholly owned subsidiary of Mixnet Technology Limited Seychelles;

●	“Mixnet” are to Mixnet Technology Limited, name changed to Mesh Technology Limited as of September 7, 2023, a Republic of Seychelles company and wholly owned subsidiary of Aerkomm Inc.;

●	“SEC” refers to the U.S. Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

Overview

The Company is an innovative, development-stage satellite communications provider delivering mission-critical, multi-orbit broadband connectivity through carrier-neutral and software-defined infrastructure. Our platform is designed to support both public and private sector applications across defense, aerospace, and civilian telecommunications sectors.

By leveraging next-generation technologies, we operate as a full-systems integrator—delivering high-throughput performance, seamless interoperability, and advanced network virtualization to ensure resilient, end-to-end connectivity. Through strategic partnerships with satellite constellation providers, mobile network operators, and hardware and software partners, we extend secure, scalable broadband services to the edge of global operations.

Our integrated communication solutions are specifically tailored to meet the distinct requirements of defense, aerospace, and civilian telecommunications markets. Engineered for agility and reliability, our solutions deliver exceptional performance in even the most challenging environments—empowering customers with flexible, future-ready connectivity.

Our asset-light business model sets us apart in the capital-intensive space industry. By not owning or operating our own satellites or constellations, we maintain flexibility, accelerate deployment, and focus on integrating value-added services that meet the evolving needs of our customers.

In addition to serving as a systems integrator, our core proprietary technology is the universal terminal, developed to provide carrier-neutral satellite broadband access. These terminals are engineered to cater to the diverse needs of customers across various sectors, ensuring seamless connectivity by dynamically connecting to the most suitable satellite, regardless of its orbital position, and delivering unparalleled performance.

The universal terminal integrates a multi-orbit flat-panel antenna (FPA) or electronically steered array (ESA) with a carrier-neutral, software-defined modem, ensuring flexibility and adaptability in all operational environments.

Our innovative glass semiconductor ESA antenna technology enhances throughput by over 50% per square inch compared to traditional antenna designs, resulting in a smaller, lighter, and more power-efficient terminal. These advantages enable high-performance broadband connectivity while reducing power consumption and heat generation. Designed for seamless connectivity across LEO, MEO, and GEO satellite constellations, the terminals ensure resilient and continuous operation across all orbital layers.

We are also advancing custom beamforming application-specific integrated circuits (ASICs) and radiofrequency (RF) chipsets to optimize power and performance, ensuring seamless connectivity across multiple orbital regimes.

Our software-defined radio (SDR) modem is built to provide secure, agile signal transmission with military-grade encryption, enhancing the flexibility and security of communication. We are also developing a custom high-speed analog-to-digital converter (ADC) chipset to enable hybrid-orbit links and enhance signal intelligence capabilities.

Alongside the development of proprietary technologies for end-to-end solutions based on our universal terminal, we strategically integrate partner technologies to create robust and reliable satellite networks, tailored to meet the specific needs of both public and private sector clients.

To drive resiliency and scalability, we are leading the way in implementing virtualization for satellite communications through our software-defined approach. This enables greater flexibility, scalability, and efficiency, allowing our systems to dynamically adapt to evolving communication demands.

By integrating a comprehensive suite of technologies, we aim to revolutionize satellite communications in collaboration with our industry partners, delivering exceptional capabilities that empower industries and individuals around the globe.

Since the onset of Russia-Ukraine war in 2022, the importance of network resilience and uninterrupted connectivity has moved to the forefront of strategic defense planning. The nature of modern warfare has evolved rapidly, with increasing reliance on secure, agile, and real-time communications across multi-domain operations. As new global hotspots emerge, governments have significantly increased defense budgets and are actively seeking cutting-edge technological solutions to address the growing demands of future conflict scenarios.

In response to global trends and evolving market demands, we have swiftly and strategically reallocated resources within the company to focus on the defense market, while actively seeking strategic partnerships through mergers and acquisitions to enhance our presence in the growing defense sector. In this sector, we concentrate on delivering carrier-neutral, software-defined infrastructure that guarantees mission-critical connectivity across multi-domain environments.

Our core platform integrates proprietary technologies, including software-defined modems, multi-orbit satellite terminals, and over-the-horizon (OTH) communications systems, all engineered to perform in contested, infrastructure-limited, and degraded environments. This modular ecosystem supports a diverse array of platforms, such as unmanned systems, ISR aircraft, commercial aviation, and telecom applications, delivering secure, high-throughput connectivity optimized for edge deployment. The strength of our company lies in our ability to offer innovative technological solutions and exceptional system integration capabilities to meet the needs of our customers.

In 2024, we made significant strides in business development, establishing new engagements with key players across the ecosystem and strengthening our position within the defense market. These efforts have led to tangible progress, including the achievement of critical milestones in select national markets, further cementing our role as a trusted partner in delivering next-generation defense communications infrastructure.

As we enter the early stages of revenue generation, we are accelerating our expansion in the defense market while maintaining a strong focus on the aerospace and commercial sectors. Our asset-light, highly scalable business model positions us to grow efficiently across all target domains.

On April 27, 2023, we were granted a regional satellite service spectrum usage permit, authorizing the provision of broadband satellite services across mobile backhaul, enterprise, maritime, and aviation sectors. This regulatory milestone strengthens our strategic position in critical communications infrastructure, particularly within the Indo-Pacific region.

In addition, we secured a Distribution Partner Agreement (DPA) with Eutelsat OneWeb Group, enabling us to leverage OneWeb’s Low-Earth Orbit (LEO) satellite services. Concluded in September 2024, the agreement grants AERKOMM Inc.’s subsidiary, AERKOMM Japan, distribution rights for LEO connectivity services in Japan’s commercial fixed and land mobile sectors, as well as in Taiwan’s land mobile market. This partnership underscores our commitment to expanding our global footprint and delivering advanced satellite communication solutions across Asia. The DPA opens new commercial opportunities in these strategic markets, positioning us for future revenue growth and enhancing our credibility in the region.

As a satellite telecommunications provider in Japan and Taiwan, we operate both as a systems integrator and a value-added services provider. This dual capability expands our market reach and enhances our ability to support strategic communications and infrastructure initiatives across the Asia-Pacific. The service design and delivery experience gained in these regions provides a scalable model that we plan to extend to additional markets through both existing satellite operator relationships and future partnerships.

Merger Agreement with IXAQ

On March 29, 2024, we entered into a business combination agreement (the “Merger Agreement”) with IX Acquisition Corp., a Cayman Islands corporation (“IXAQ”) and AKOM Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of IXAQ (“Merger Sub”). Pursuant to the terms of the Merger Agreement, we and IXAQ have agreed to effect a business combination (the “Merger”), subject to satisfaction of conditions set forth in the Merger Agreement described briefly below. Additional information relating to the Merger along with the Merger Agreement can be found in our Current Report on Form 8-K filed with the SEC on April 4, 2024. The Merger Agreements contemplates that:

●	Before the closing the Merger, IXAQ will redomicile from being a Cayman Islands company to becoming a Delaware corporation.

●	Merger Sub will merge with and into the Company, with the Company being the surviving company following the merger.

●	Each issued and outstanding share of the Company common stock will automatically be converted into the common stock of IXAQ at the Conversion Ratio (as defined in the Merger Agreement); and

●	Outstanding Company convertible securities of the Company will be assumed by IXAQ.

●	In connection with the Merger, IXAQ will be renamed “AKOM Inc.”

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

Our Strategic Position

The Company uniquely positioned to lead the evolution of satellite communications through a combination of innovative technology, strategic partnerships, and a flexible business model. By leveraging next-generation, multi-orbit, software-defined infrastructure, we provide mission-critical connectivity for both public and private sector applications, with a focus on defense, aerospace, and civilian telecommunications markets. Our core capabilities as a full-systems integrator, combined with proprietary technologies—including universal terminals, advanced antenna systems, and software-defined modems—set us apart in the highly competitive satellite communications sector.

Our asset-light business model is a key competitive advantage. By not owning or operating satellites, we maintain flexibility in responding to market demands and accelerating service deployment while focusing on integrating cutting-edge technologies and value-added services. This model allows us to offer high-performance solutions that are both scalable and adaptable, meeting the evolving needs of our customers across various industries.

We have placed increased focus on the defense sector in 2024, as the demand for secure, resilient, and high-throughput communications grows rapidly. The geopolitical climate, particularly since the onset of the Russia-Ukraine conflict, has highlighted the critical need for agile satellite communications systems capable of supporting multi-domain operations. In response, we have strategically reallocated resources and sought key partnerships to strengthen our presence in the defense sector.

Our strategic partnerships, such as the Distribution Partner Agreement (DPA) with Eutelsat OneWeb Group, exemplify our commitment to expanding our global reach, particularly in the Indo-Pacific region. This agreement provides AERKOMM Japan with distribution rights for OneWeb’s Low-Earth Orbit (LEO) satellite services in Japan and Taiwan, enabling us to tap into growing commercial and land mobile markets. These partnerships support our strategy of expanding into strategic markets, with the goal of driving future revenue growth.

Additionally, we continue to enhance our competitive edge by advancing technologies such as custom ASICs and SDR modems that optimize performance and security. Our comprehensive suite of solutions, designed for seamless connectivity across LEO, MEO, and GEO constellations, positions us as a leading provider of end-to-end satellite communications infrastructure.

Looking ahead, we aim to extend our service offerings into new markets through both existing relationships and future satellite constellation partnerships, leveraging the experience and scalability gained from our operations in Japan and Taiwan. This strategic positioning, backed by our strong technological foundation and adaptable business model, ensures that we are well-prepared to capitalize on emerging opportunities in the global satellite communications landscape.

Overview of our capabilities, competitive edge, markets and opportunities

Our Capabilities

We are strategically positioned to leverage cutting-edge technology and partnerships to become a leader in satellite communications. With a focus on both mission-critical infrastructure and agile service delivery, we provide robust, high-performance connectivity solutions to diverse sectors. Our capabilities, competitive advantages, and market opportunities are aligned to drive growth, expand our presence, and enhance our global footprint.

We provide mission-critical satellite communications services, leveraging a combination of cutting-edge technologies and strategic partnerships to offer secure, scalable, and high-performance broadband connectivity solutions. Our capabilities include the development of proprietary technologies, such as universal terminals, multi-orbit antennas, and software-defined modems, designed for flexible, agile, and reliable operations across a variety of sectors. Additionally, our expertise as a full-systems integrator allows us to seamlessly deliver comprehensive solutions that meet the specific requirements of both public and private sector customers.

Our core platform integrates several advanced components, including:

●	Universal Terminals:

Providing carrier-neutral broadband access with dynamic connectivity to the most suitable satellite across multiple orbital layers.

●	Multi-Orbit Antennas:

Enabling efficient, high-throughput communications across LEO, MEO, and GEO constellations.

●	Software-Defined Modems:

Offering secure, flexible transmission with military-grade encryption.

●	Virtualization:

Ensuring scalability and flexibility to meet evolving customer demands in diverse environments.

Through these technologies, we deliver end-to-end communications solutions that are resilient, scalable, and future-ready.

Competitive Edge

Our competitive edge stems from a combination of proprietary technology, a flexible business model, and our position within strategic markets. We differentiate ourselves in the satellite communications space through:

●	Asset-Light Business Model:

By not owning satellites or constellations, we maintain operational flexibility and scalability, reducing capital expenditure and accelerating time-to-market.

●	Technological Innovation:

Our proprietary technologies, such as the universal terminal with multi-orbit antennas and software-defined modems, offer unparalleled performance in diverse, contested environments. Our advanced ESA antenna technology enhances throughput and efficiency while reducing size, weight, and power consumption.

●	Systems Integration Expertise:

Our ability to integrate complex satellite communication technologies into comprehensive, mission-critical solutions enables us to provide tailored services that meet the unique needs of various sectors, including defense, aerospace, and commercial telecommunications.

Markets

We believe that we are at the point of monetization, poised to deliver differentiated solutions in the fast-growing market for satellite communications.

●	Market Growth -- According to a 2023 annual report by Boeing on the commercial aviation industry, reports by the Teal Group on the unmanned aerial vehicle (UAV) industry, and reports by NSR on the role of satellite communications for the telecommunications industry, we believe that our target segments of Aerospace & Defense and Civilian Telecommunications are projected to grow threefold, from approximately $20 billion to $60 billion by 2030. Geopolitical conflicts are driving the adoption of dual-use applications for satellite communications.

We believe there are numerous opportunities to rapidly develop the Company.

●	Product Readiness -- We have successfully delivered solutions to our development partner and customer and are experiencing interest from additional potential customers. The Company’s technology has demonstrated positive results in both operational and lab environments.

●	Poised for Expansion -- We expect to execute our first major contract in 2024 and plan to invest in talent and strategic partnerships to fuel growth. Additionally, we aim to be in a position to introduce higher volume and higher margin solutions by 2026.

●	Top-tier Talent -- We bring together a constellation of expert talent, including semiconductor and satellite communication innovators, as well as veterans in aerospace and telecommunications commercializing dual-use technologies.

With the award of a regional satellite service spectrum usage permit on April 27, 2023, the Company has solidified its position as a licensed satellite telecommunications provider in the Asia-Pacific region. Building on this regulatory milestone, we entered into a Distribution Partner Agreement (DPA) with Eutelsat OneWeb Group in September 2024. This agreement grants our subsidiary the rights to distribute OneWeb’s Low-Earth Orbit (LEO) satellite connectivity services across targeted commercial fixed and land mobile sectors within key regional markets. Together, these developments support the expansion of our satellite service offerings and revenue streams throughout the Asia-Pacific.

These strategic advancements have elevated our role from a hardware and systems supplier to a full-service satellite connectivity provider and distributor of multi-orbit satellite bandwidth. We are now positioned to deliver a broad range of services across the Civilian Telecommunications market—including mobile backhaul—and the Aerospace & Defense sectors, supporting both aviation and maritime applications. Our expanding footprint also strengthens our ability to compete for network resiliency contracts, contributing to long-term revenue growth.

By operating as both a systems integrator and value-added services provider, we are able to deliver end-to-end satellite-based solutions tailored to the specific needs of diverse regional markets. This dual capability broadens our addressable market and reinforces our role in supporting critical communications infrastructure. The experience gained through deployments in these markets provides a scalable foundation that we plan to extend to additional geographies through existing relationships with satellite operators and future strategic partnerships.

Opportunities

We are uniquely positioned to capitalize on several emerging opportunities, driven by geopolitical trends, technological advancements, and strategic partnerships:

●	Defense Sector Growth:

With increased defense budgets and an evolving security landscape, particularly since the onset of the Ukraine conflict, demand for resilient communications infrastructure is accelerating. Our solutions are specifically designed to meet the needs of modern defense operations, providing high-throughput connectivity in multi-domain environments.

●	Strategic Partnerships:

Our Distribution Partner Agreement with Eutelsat OneWeb Group, combined with existing and future satellite operator relationships, enables us to leverage LEO satellite services to expand our presence in critical markets such as Japan, Taiwan, and other parts of Asia.

●	Global Expansion:

The success of our projects in Japan and Taiwan provides a scalable model that can be replicated in other high-growth regions, positioning us for further market expansion. As we expand our service offerings across different sectors, our asset-light business model allows us to grow efficiently without the capital constraints of owning satellites.

●	Regulatory and Distribution Partner Authorization Milestones

Recent regulatory approvals, such as the regional satellite service spectrum permit in the Indo-Pacific, strengthen our position in key markets and enhance our ability to deliver mission-critical connectivity services in high-demand sectors. In addition, the Distribution Partner Agreement (DPA) secured with Eutelsat OneWeb Group expands our commercial footprint and creates new revenue opportunities in strategic markets.

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

We design comprehensive solutions for our customers that take advantage of both the proprietary technologies that we design and develop as well as the world-class technologies that we can source and integrate from partners, as outlined below:

●	Revolutionary Communication Device Design -- Our cutting-edge technology includes the development of universal terminals, providing carrier-neutral satellite broadband access. These terminals are designed to meet the diverse needs of users across various sectors and domains, ensuring seamless connectivity and unparalleled performance.

●	Next-Generation Software-Defined Non-Terrestrial Network -- We are at the forefront of implementing virtualization for satellite communications through our software-defined radios, software-defined modems and our progress towards a software-defined non-terrestrial network (NTN) that connects satellites to users and platforms across domains. This approach enhances flexibility, scalability, and efficiency, allowing for dynamic adaptation to evolving communication needs.

●	Innovative System Integrator -- Our expertise extends to system integration where we blend our expertise in satellite communications and satellite network architecture with our understanding of the needs of our customers and the platforms they are operating. We can strategically source partner technologies and integrate them together with our own systems to create robust and reliable satellite communications solutions tailored to meet the mission-critical demands of our current and prospective customers.

One of our key system-level advantages is built on our team’s fabless semiconductor chip and panel design and engineering expertise, which allows us to remain asset-light while also developing state-of-the-art technologies. With a focus on delivering superior connectivity, we believe our universal terminals for satellite communications are poised to set a new high bar for the industry.

Our universal terminals for satellite communications incorporate:

●	Multi-orbit flat panel antenna (FPA) -- We implement an electronically steered array (ESA) or FPA using glass semiconductor processes, which is the key enabler for our universal terminals capability to connect to satellites in multiple orbits from a single antenna aperture. By virtue of being able to link to different satellites in different orbits with the same hardware, we aim to enable more reliable, higher performance and more resilient satellite communications. Our semiconductor glass antenna can also transmit and receive 50% more Mbps per square-inch than previous state-of-the-art satellite broadband terminals. This also enables us to optimize size, weight and power, while also delivering competitive performance and resiliency to customers using our universal terminals. Our glass antenna can also deliver multi-beam connectivity that allows for seamless or “make-before-break” handovers between satellites, as well as multi-channel connectivity that uses difference frequency bands in both licensed and unlicensed spectrum.

●	Software-defined modem -- We are developing a carrier-neutral software-defined modem in order to provide carrier-neutral broadband connectivity over our software-defined radio (SDR). Our implementation of SDR technology aims to provide secure and agile signal transmission with military-grade security features. Our implementation of software-defined modems aims to enable the flexibility, security, adaptability and efficiency our customers need by providing programmable signal processing functions that can be reconfigured to support different modulation and coding schemes, as well as the latest protocols and standards.

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

●	Regional Satellite Service Operation (TW) -- We made strides in licensing, securing our first satellite spectrum usage permit from the Government of Taiwan. With the approval from Taiwan’s Ministry of Digital Affairs in 2023 of our satellite operator license, we will continue to be one of the few satellite service providers to offer satellite services to customers in the region. As a result, we are in the unique position to be the only Non-Geostationary Satellite Orbit, or NGSO, service operator in the Taiwan market. We have established ties with operators in the LEO, MEO, GEO, and HEO sectors. The receipt of our satellite service spectrum usage permit in Taiwan, also qualifies us to apply for an ITU (International Telecommunication Union) operator’s membership. As a qualified ITU member, we should be able to expand our global operations by gaining access to the global radio frequency spectrum, regulatory compliance, international coordination and cooperation, and representation in global forums.

Our Markets

In recent years, the satellite industry has experienced rapid growth, driven in large part by significant investments in Low Earth Orbit (LEO) and Medium Earth Orbit (MEO) satellite development. As the ecosystem continues to mature, we are strategically focused on capturing a substantial share of the market in both the Ground Equipment and Satellite Services segments.

The Satellite Industry Association released the 28th Annual State of the Satellite Industry Report (the “SIA Report”) in May 2025 reporting a historic number of launches in 2024 to power commercial satellite industry growth. During 2024, a historic number totaling 259 launches were deployed to a record of 2,172 tons and 2,695 satellites into Earth orbit with U.S. launch market share increasing to 65%. Also in 2024, the global space economy expanded by 4 percent with the commercial satellite industry accounting for 71 percent of the world’s space business and satellite manufacturing revenue increased by 17 percent with U.S. market share increasing to 69 percent – a whopping increase of 50 percent over 2023. The commercial satellite sector sustained its momentum, recording its seventh consecutive year of growth in satellite deployments. (Source: Historic Number of Launches Powers Commercial Satellite Industry Growth – Satellite Industry Association Releases the 28th Annual State of the Satellite Industry Report – Satellite Industry Association)

The satellite industry highlights from the 2025 State of the Satellite Industry Report (SSIR) are as follows:

Industry Growth and Performance

●	Global Satellite Industry Revenue:

The global satellite industry generated $350 billion in 2024, reflecting an estimated increase of nearly 17 percent over 2023.

●	Record Satellite Launches:

For the seventh consecutive year, the commercial satellite industry set a new record with 2,695 commercial satellites launched in 2024, marking a 3% increase compared to the previous year. This increase helped drive the industry’s growth.

●	Active Satellites:

By the end of 2024, the global satellite fleet reached 11,539 active satellites orbiting Earth, compared with 9,691 active satellites in 2023 and just 3,371 in 2020, showcasing the rapid expansion of the satellite ecosystem.

Revenue Breakdown

●	Ground Equipment:

According to the SIA report, the Satellite Ground Segment generated more than $155.3 billion in revenue in 2024 with ground equipment, a sub-segment, was the highest earning industry segment, generating $150.4 billion, or approximately 53% of the industry’s overall revenue in 2023. While there are slight variations in the exact figures, the overall trend confirms the dominance of the ground segment in terms of revenue.

●	Satellite Services:

In 2024, the satellite services segment generated a total revenue of $108.3 billion, driven in part by significant growth in satellite broadband services. Specifically, the satellite broadband market saw substantial growth in 2024, with revenue increasing by 29% compared to the previous year, according to the S SIA report, which growth was also reflected in subscriber numbers, which rose by 46% during the same period.  While traditional satellite TV services experienced a decline in revenue in 2024, the growth in satellite broadband significantly offset this decline, contributing to an overall 3% increase in the commercial satellite industry’s revenue, which reached $293 billion in 2024.

●	Satellite Manufacturing:

The global satellite manufacturing sector experienced significant growth in 2024, with revenues reaching $20 billion, a 17% increase over 2023. The U.S. dominated this market, accounting for 69% of global manufacturing revenues. This growth was fueled by increased demand for both large government satellites and smaller, more numerous satellites, particularly for commercial applications like broadband internet and Earth observation.

●	Launch Services:

The global commercial launch services market generated $9.3 billion in revenue in 2024 compared to $7.2 billion in revenue in 2023, a 30% increase from the previous year. This growth was driven by a record 259 orbital launches in 2024 compared to 221 orbital launches in 2023.

Source: Click Here To View - State of the Satellite Industry Report

Emerging Trends and Opportunities

●	Broadband Services:

The demand for satellite broadband services continued to grow in 2024. The market size increased from $5.33 billion in 2023 to $5.99 billion in 2024, demonstrating a 12.4% compound annual growth rate, according to The Business Research Company. This growth is fueled by the increasing need for reliable connectivity in rural and remote areas, as well as the demand for global internet access and disaster recovery solutions.

●	Space Sustainability:

The growing market for space sustainability, including in-orbit servicing and space situational awareness (SSA), generated revenue of $1.65 billion in 2024 as compared to $300+ million in revenue in 2023. SSA accounted for about three-quarters of this figure.

Market Outlook

●	Growth Areas:

The satellite broadband sector and space sustainability are expected to be key drivers of future industry expansion. Continued advancements in satellite technology and increased demand for secure, agile, and high-throughput communications will likely fuel growth across various sectors.

The 2024 State of the Satellite Industry Report (SSIR) highlights ongoing growth and maturation in the satellite industry, with steady increases in satellite launches, revenue generation, and emerging opportunities in satellite services and space sustainability. While the SSIR does not provide specific revenue projections for future years, the highlighted trends—particularly in broadband services and space sustainability—suggest areas of potential growth.

Industry analysts and investment banks project that the global space economy could reach $1 trillion by 2040, signaling a positive long-term outlook for the satellite industry, which is poised for continued expansion and increased market share in the broader space economy. (Source: SpaceNews)

According to the November 2024 report, “Satellite Manufacturing Market Size - By Orbit, Satellite Mass, Propulsion Technology, Application, End Use Analysis, Share, Growth Forecast, 2025 – 2034,” The global satellite manufacturing market size is estimated to grow at a CAGR of 14.8% from 2025 to 2034. The market is growing as demand rises for advanced Earth observation and data analytics. This growth stems from the need for real-time, high-resolution data in areas like environmental monitoring, disaster response, agriculture, and urban planning. Technological progress in satellite miniaturization and operational efficiency has led to the deployment of small satellites and CubeSats that can perform complex observation tasks, further driving market expansion.

Source: Satellite Manufacturing Market Size, Growth Trends 2025-2034

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

Aerospace & Defense Market

In the aerospace and defense sectors, satellite communication plays a critical role in enabling various applications, including commercial aviation, in-flight connectivity (IFC), defense ISR-type and CCA-type programs. Commercial aviation relies on satellite communication for in-flight connectivity, enabling passengers to access high-speed internet and other services during flights. The adoption of satellite-based in-flight connectivity (IFC) solutions is expected to increase significantly in the coming years. Airlines are seeking to enhance passenger experience and differentiate their services in a competitive market.

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

Defense

Unmanned platforms have revolutionized military operations with their versatility and agility. However, their reliance on connectivity handoffs between ground-based line-of-sight antennas, typically operating in C-band, and GEO, or GSO satellites present several challenges that limit their effectiveness in certain scenarios. Prime defense contractors in the US, NATO, Australia, and Japan are actively developing unmanned systems for ISR, and numerous other unmanned platforms to include CCA-type and NGAD applications. This strategic shift towards unmanned systems is expected to drive the demand for satellite communication technology, particularly for data transmission and remote-control capabilities, which can keep a “human-in-the-loop” (HITL).

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

Collaborative Combat Aircraft, Concept Art (Source: Boeing Image)

Source: The Washington Post: How drones are controlled, 2014

We aim to offer unparalleled flexibility to defend unmanned platforms by enabling communication across six dimensions: domain, orbit, beam, carrier, frequency, and satellite. This innovative approach aims to allow users to establish multiple communication paths simultaneously, enhancing redundancy, resilience, and adaptability in dynamic operational environments, while also offering complementary functionality such as jamming.

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

Our company recognizes the critical role of UAVs and UAS (Unmanned Aircraft System) in contemporary defense strategies. As global military expenditures continue to rise and the demand for advanced unmanned systems grows, we are strategically positioned to capitalize on these trends. Our focus includes:

●	Research and Development:

Investing in cutting-edge technologies to enhance UAV capabilities, including AI integration and advanced propulsion systems.

●	Strategic Partnerships:

Collaborating with defense agencies and industry leaders to deliver innovative solutions tailored to evolving military needs.

●	Market Expansion:

Targeting growth opportunities in emerging markets, particularly in regions with increasing defense budgets and a focus on modernizing military infrastructure.

We remain committed to delivering high-performance, reliable, and technologically advanced UAV solutions to meet the dynamic requirements of defense operations worldwide.

Commercial Aviation Connectivity

In-Flight Entertainment and Connectivity (IFEC) Market

According to the In-Flight Internet Market report published by MarketsandMarkets in March 2025, the global in-flight internet services market is estimated to be valued at USD 1.6 billion in 2024 and is estimated to grow at CAGR of 6.1% to reach USD 2.87 billion by 2034. Rising demand from passengers for in-flight internet connectivity and advancement in satellite technology are the major factors contributing to the growth of the market. This growth is driven by heightened passenger expectations for seamless connectivity and personalized entertainment options during flights.

Within the broader IFEC (In-Flight Entertainment and Connectivity) market, the in-flight internet segment alone is valued at USD 1.6 billion in 2024, underscoring the rising demand for onboard connectivity solutions.

The market’s momentum is fueled by modern passengers’ expectations to stay connected at all times—even while airborne. Business travelers seek to remain productive during flights, while leisure passengers increasingly demand uninterrupted access to entertainment and social media. Key technological advancements supporting this expansion include the deployment of high-throughput satellites (HTS), the rise of Low Earth Orbit (LEO) satellite constellations, and continuous innovations in onboard Wi-Fi systems.

The global in-flight internet market is projected to reach USD 2.1 billion by 2029. During the forecast period from 2023 to 2029, North America is expected to account for the highest share of regional revenue, driven by strong demand and market expansion. Within the region, Canada is identified as the fastest-growing market. In terms of technology, satellite-based systems continue to dominate the In-Flight Entertainment and Connectivity (IFEC) market. By end user, business aviation accounts for the largest share of revenue, followed by commercial aviation, reflecting the increasing adoption of connectivity solutions across both segments.

Source: In-Flight Internet Market Report, March 2025

Source: In-Flight Internet Market Report, May 2024

Market Projections (2025 and Beyond)

Looking ahead, the IFEC market is projected to experience robust growth:

●	Global IFEC Market: Expected to reach $19.36 billion by 2032, growing at a compound annual growth rate (CAGR) of 10.5% from 2024 to 2032.

●	In-Flight Internet Segment: Anticipated to grow at a CAGR of 5.7% from 2024 to 2029, reaching $2.1 billion by 2029.

●	In-Flight Wi-Fi Market: Projected to expand from $10.5 billion in 2025 to $22.92 billion by 2032, with a CAGR of 11.8% during the forecast period. Coherent.

(Sources: Credence Research, Fortune Business Insights, MarketsandMarkets, and Coherent Market Insights.)

The anticipated growth in the in-flight internet services market presents significant opportunities for stakeholders in the aerospace and telecommunications industries. Airlines are increasingly investing in advanced connectivity systems to enhance passenger experience, differentiate their services, and generate ancillary revenue streams.

We are strategically positioned to capitalize on these trends by offering innovative solutions that cater to the evolving needs of both airlines and passengers. We are committed to delivering high-quality, reliable, and scalable in-flight internet services that align with the industry’s growth trajectory.

The December 2024 “IATA (International Air Transport Association) Global Outlook for Air Transport”, report that over the past year, the global economy has been remarkably stable. Unemployment rates in OECD countries were below historical averages, global inflation rates continued to fall, and ticket prices moderated, fueling demand. Of course, uncertainties persist because of wars, and the policy shifts that the new US administration likely imply. As for the approaching end of 2024, demand for air travel is not only strong, but has set a new all-time high.

This buoyant aviation activity has pushed industry-wide passenger traffic to new record highs in spite of capacity constraints in 2024. The growth in revenue passenger-kilometer (RPK) and available seat-kilometer (ASK) have aligned with the trend observed in the decade leading up to the pandemic (see chart above). RPK, also known as Revenue Passenger Miles (RPM) in some regions, is a key metric in the airline industry that measures the total number of kilometers (or miles) traveled by paying passengers. It is calculated by multiplying the number of revenue passengers by the distance they travel on a flight. RPKs are a primary indicator of an airline’s traffic and passenger demand. ASK is an airline capacity metric that represents the total number of seats available for passenger travel, multiplied by the distance flown in kilometers. It essentially quantifies an airline’s ability to transport passengers over a given distance.

In the near future, the rise in passenger traffic is expected to follow this trajectory, supported by persistent demand and the expansion of airline operations in key emerging economies. Supply chain issues, however, could cap the potential growth in traffic, as passenger load factors reached all-time highs across the different regions and at the industry level, while in 2024, the rise in RPK matched that in ASK.

Growth of Aviation Industry

Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years.

Airbus, in their 2024 Global Market Report, highlights the following forecast for the next 20 years 2024 – 2043:

https://www.airbus.com/en/products-services/commercial-aircraft/global-market-forecast

i.	As COVID is behind us, traffic is reconnecting with previous trends.

ii.	Expanding economies and global population, growing middle class, improved infrastructure and traffic stimulation from airlines offering new affordable flights all contribute to traffic growth.

iii.	People want and need to fly. Aviation connects people, is a catalyst for trade, enables commerce, and supports communities.

iv.	Initial average traffic growth rate of 8.4% CAGR until 2027 as it recovers growth lost during the pandemic.

v.	Long term trend: average annual pax traffic growth of 3.6% per year from 2027 to 2043, and 3.1% for freight.

vi.	China and India, and more generally Asia-Pacific as a whole, will power growth, further shifting aviation’s center of gravity’ towards Asia.

vii.	The projected 2043 world Fleet-In-Service will be 48,230 in 2043 vs. 24,240 beginning of 2024

viii.	Demand for 42,430 new passenger and freighter deliveries in the 2024-2043 period. Of these: 33,510 single aisle and 8,920 widebodies.

ix.	Growth primarily driven by GDP increase (+2.6% 2023-2043), middle class expansion, first time fliers, and growing trade (+3.1% 2023-2043 CAGR vs. +2.9 % GMF23).

Boeing, in their Commercial Market Outlook, issued in July 2024, also predict that airlines will need over 43,000 new airplanes over the next 20 years.

https://www.boeing.com/content/dam/boeing/boeingdotcom/market/assets/downloads/2024-cmo-executive-presentation.pdf

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

Civilian Telecommunications

As the telecommunications industry advances toward 5G Advanced and prepares for the eventual adoption of 6G standards defined by the 3rd Generation Partnership Project (3GPP), the importance of Non-Terrestrial Networks (NTN) continues to grow. These networks—leveraging satellite systems across Low Earth Orbit (LEO), Medium Earth Orbit (MEO), Geostationary Orbit (GEO), Highly Elliptical Orbit (HEO), and High-Altitude Platform Stations (HAPS)—are increasingly seen as essential to extending coverage to underserved and remote environments, including maritime, aviation, and rural regions.

The evolving geopolitical landscape, including ongoing instability in Eastern Europe and heightened global tensions, has further highlighted the strategic importance of resilient and secure communications infrastructure. Satellite communication, in particular, has become a vital element in ensuring continuity of service and national preparedness during times of disruption.

In response to these industry and geopolitical developments, we continue to prioritize the civilian telecommunications sector as a core pillar of our satellite communications strategy, alongside our focus on Aerospace and Defense. Our efforts in this sector center around three key areas: satellite-enabled mobile backhaul to support the expansion of 5G and future 6G networks; satellite-based Business Continuity Planning (BCP) to ensure service continuity during disruptions; and comprehensive network resilience solutions to safeguard connectivity across critical infrastructure. These capabilities position us to meet rising connectivity demands while enhancing the reliability and adaptability of telecommunications systems in both public and private sectors.

Mobile Backhaul via Satellite

The mobile backhaul sector is projected to grow significantly, with revenues expected to increase from $3 billion in 2023 to $25 billion by 2030, representing a compound annual growth rate (CAGR) of 17.6% (Source: NSR “Wireless Backhaul via Satellite, 15th Edition Report”). This growth is driven by the ongoing expansion of 4G and 5G networks, with an estimated 6 to 7 million 4G base stations and 3.8 million 5G base stations already deployed worldwide (Sources: GSMA, Huawei). Similarly, the network resilience sector is forecasted to experience revenue growth from $16.2 billion in 2023 to $33 billion by 2028 (Source: Mordor Intelligence: Network Resilience Market Forecast).

In the rapidly evolving civilian telecommunications landscape, mobile backhaul via satellite has become an increasingly critical component. This technology facilitates the reliable transmission of data between remote base stations and the core network, enabling uninterrupted mobile connectivity even in areas where terrestrial infrastructure is limited or unavailable. As mobile operators strive to extend network coverage and capacity—particularly in underserved or geographically challenging regions—the demand for flexible, scalable, and high-performance satellite-based backhaul solutions continues to rise.

We recognize the vital role that mobile backhaul via satellite plays in supporting next-generation mobile networks. With the global push toward 5G and the future transition to 6G, backhaul capacity and resilience are more important than ever. Our satellite communication solutions are designed to complement and enhance terrestrial infrastructure, offering mobile network operators a reliable alternative for expanding their coverage and ensuring service continuity across a wide range of environments.

In modern telecommunications infrastructure, the backhaul network is essential for delivering high-capacity connectivity between cell sites and the core network. While fiber optics and microwave links remain widely used, satellite transmission has become an increasingly critical component—not only for remote and underserved regions but also as part of strategic backbone deployments in broader network architectures.

Mobile backhaul via satellite has evolved significantly. Although historically viewed as a last resort by mobile network operators, advancements in satellite technologies—such as high-throughput satellites (HTS), low Earth orbit (LEO) constellations, and improved network orchestration—have transformed satellite connectivity into a viable, high-performance alternative. Coupled with professional managed services, today’s satellite backhaul solutions are cost-effective, scalable, and capable of supporting the rapid deployment of 4G, 5G, 5G Advanced, and IoT services across diverse geographies.

In addition to enabling coverage in hard-to-reach areas, satellite backhaul plays a vital role in strengthening network resilience. It serves as a reliable backup or supplementary backbone solution in cases of fiber or microwave network failures, ensuring business continuity and uninterrupted service delivery.

Looking ahead, the mobile backhaul market via satellite is bolstered by factors such as:

●	The increasing number of mobile devices and users

●	The growing volume of mobile data traffic

●	The adoption of 5G and IoT technologies, which require enhanced connectivity solutions

●	The growing demand for small cell deployments to improve network coverage and capacity

●	The continued advancements in satellite technologies and growing market demand

In addition, the ongoing expansion of 5G infrastructure—coupled with the growing demand for higher-capacity mobile data transmission—is expected to further accelerate the need for satellite-enabled connectivity solutions. This is particularly true in regions where terrestrial networks are limited or economically unfeasible, and where advanced satellite technologies such as LEO, MEO, and GEO constellations, along with High-Throughput Satellites (HTS), can provide critical coverage and capacity.

This momentum reflects a broader trend within the telecommunications industry, where the demand for high-throughput, resilient, and scalable satellite connectivity solutions—driven by technological advancements and the increasing number of satellites launched over the past two years—is continuing to rise. This growth is expected to accelerate over the next two to three years. In response, we are committed to delivering integrated, end-to-end satellite-based mobile backhaul solutions that complement terrestrial infrastructure and meet the evolving needs of telecom operators and end users.

Mobile Network Operators (MNOs) are increasingly shifting their view of satellite connectivity—from a secondary backup option to a core element of their network backbone—particularly as non-terrestrial networks (NTNs) become integral to 5G Advanced and the future 6G ecosystem. Our products and solutions are designed to align with this industry evolution, effectively addressing the emerging demands of the market.

Source: GSMA IPLOOK Satellite Solution – Satellite Backhaul

One of the key challenges MNOs currently face is the reliance on bulky and expensive antenna systems. Our advanced glass semiconductor flat panel antennas offer a compact form factor combined with high throughput performance. These antennas are engineered to support high-volume data transmission, making them ideal for both mobile backhaul and backbone applications. Their streamlined design also enables easier installation on cell sites, providing a practical and efficient solution to a widespread issue in the telecommunications sector.

In conclusion, the mobile backhaul via satellite market presents a significant growth opportunity, underpinned by the continued global expansion of mobile networks, increased mobile data consumption, and the deployment of next-generation technologies like 5G. As a company, we are strategically positioned to leverage our satellite communications infrastructure to meet the growing demand for high-performance, scalable backhaul solutions.

NTT DoCoMo’s publication, “Research and Development for 6G Wireless,” highlights the critical importance of satellite technology in shaping the future of 6G. This strategic focus has been incorporated into both their technical roadmap and investment planning.

 Source Link: https://www.docomo.ne.jp/27nglish/binary/pdf/info/media_center/event/mwc24/Research_ and_Development_for_6G_Wireless.pdf

We maintain strong collaborative relationships with strategic partners such as global telecom service providers, equipment manufacturers, and solution integrators.

Positioned at the forefront of the evolving 5G and 6G ecosystem, we are well-prepared to capitalize on emerging business opportunities, paving the way for a promising future and sustainable revenue growth.

Network Resilience

In today’s hyper-connected environment, network resilience has become a top priority across both public and private sectors. The increasing reliance on digital infrastructure for critical services—from defense and transportation to healthcare and finance—means that even short-lived network outages can lead to significant operational, financial, and reputational damage. Recent global events, such as the ongoing Russia–Ukraine conflict, heightened geopolitical tensions, and rising occurrences of cyber threats, have further emphasized the need for robust, fail-safe connectivity solutions that can withstand both intentional attacks and unforeseen disruptions.

As global networks evolve toward 5G, 6G, and beyond, low latency, high reliability, and uninterrupted service are no longer optional—they are foundational. Network resilience has therefore become a core design principle in next-generation connectivity architecture. This includes a shift toward decentralized models, integration of intelligent routing, and greater redundancy across communication layers.

Technologies like Software-Defined Networking (SDN) and Network Function Virtualization (NFV) remain central to enabling dynamic network management. SDN allows centralized, programmable control of network traffic for quick rerouting and mitigation during failures, while NFV facilitates rapid deployment and scaling of virtual network functions in response to real-time conditions. Together, these technologies enable networks to adapt rapidly and continue functioning under stress.

In addition, the fusion of multiple transport technologies—including fiber, high-capacity microwave, and multi-orbit satellite networks (LEO, MEO, and GEO)—enhances network redundancy and geographic reach. The strategic adoption of edge computing also plays a pivotal role by minimizing dependency on centralized infrastructure, allowing critical services to continue locally even during core network outages.

Governments and national security agencies around the world are recognizing the strategic importance of resilient networks. Increased investments are being channeled into modernizing network infrastructure, particularly in mission-critical sectors. This includes collaborative efforts with satellite operators to strengthen sovereign communication capabilities, secure backhaul, and ensure continuity of operations during emergencies or natural disasters.

As the global threat landscape evolves, network resilience is no longer simply a technical consideration—it is a critical enabler of national security, economic stability, and societal continuity.

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

●	Line-of-Sight Limitations: One of the key reasons that satellite communications have been a critical addition to connectivity over the last two decades is to eliminate the reliance on line-of-sight (LOS) communications, not just for take-off and landing, but also for the full mission autonomy. For unmanned platforms without satellite communications, operations are restricted to areas where direct visibility to the base is maintained, limiting their flexibility and operational range as well as their operational altitude. For example, as the UAV flies further away from the base, even if it can maintain a line-of-sight communication link with the base, due to the curvature of the Earth, the UAV will gradually fly at a higher and higher altitude, resulting in limited operational capability, especially for intelligence, surveillance and reconnaissance (ISR) missions where the UAV may need to fly close to the ground for its cameras and sensors to provide intelligence with sufficient resolution to be informative, usable or actionable. For land or maritime platforms, the issue is compounded because the platform is by nature on the surface of the land or sea, and has to overcome unanticipated movement due to the sea or restrictions from overhead canopies or LOS limitations caused by terrain features.

●	High-Latency Limitations: One of the weaknesses of unmanned platform connectivity over GEO/GSO satellites is the significant latency, estimated at approximately 600 milliseconds, which is too long for example to remotely control a UAV during critical mission phases, such as take-off and landing, evasive maneuvers and, in some cases, very low altitude flight. Although certain unmanned platforms include software features for automatic take-off and automatic landing, most unmanned platforms still rely on line-of-sight antennas for takeoff and landing operations, which pose additional vulnerabilities related to dependency on the ground infrastructure, noted below. The high-latency of the link over GEO/GSO satellites delivers senor data and camera data with approximately a half second of delay, which similarly delays responsiveness to rapidly unfolding situations in the field. In critical moments, such a delay can lead to a loss of the mission or a failure of mission objectives.

●	Dependency on Ground Infrastructure and Ground Crew: The persistent dependency on line-of-sight antennas can require significant numbers of forward-deployed personnel to handle the take-off and landing operations on site, and this can place more personnel in the literal line of fire. Similarly, if the line-of-sight antennas are damaged, destroyed or jammed, all unmanned platforms airborne at that time that require line-of-sight communications to land are likely to be lost. This introduces a single-point-of-failure on the ground infrastructure making the UAV base a high-value target, which puts the ground crew personnel at high risk.

●	Vulnerability to Jamming: In scenarios where the gateway station communicating to the GEO/GSO satellite is disrupted by on-orbit jammers or the GEO/GSO satellite itself is disabled by terrestrial jammers, the unmanned platform may lose its communication link and be rendered unable to perform its mission effectively. Because a GEO/GSO satellite is geo-stationary by design, it becomes a relatively easy target for terrestrial jamming. This dependency on GEO/GSO satellites introduces multiple single points-of-failure and compromises the reliability and resilience of unmanned platform operations.

●	Mission Disruption: The loss of communication link between the unmanned platform and the GEO/GSO satellite not only halts ongoing missions but also jeopardizes the safety and security of the platform and its payload. Without real-time communication capabilities, the platform may be unable to receive commands or transmit critical data leading to mission failure and potential loss of assets.

While unmanned platforms have brough compelling capabilities to militaries and governments over the last two decades, in the last two years with the conflict involving Ukraine, the urgent need for the capabilities of unmanned platforms to continue to evolve has become evident.

 Aerkomm’s Solution: “Multi-Path ^6” (domain, orbit, beam, carrier, frequency, satellite)

We aim to offer unparalleled flexibility to defend unmanned platforms by enabling communication across six dimensions: domain, orbit, beam, carrier, frequency, and satellite. This innovative approach aims to allow users to establish multiple communication paths simultaneously, enhancing redundancy, resilience, and adaptability in dynamic operational environments, while also offering complementary functionality such as jamming.

●	Enhanced Connectivity: Our universal terminal for defense aim to enable unmanned platforms to establish communication links with non-geosynchronous satellite constellations (NGSO), such as those operating in LEO or MEO, which are less susceptible to jamming due to their proliferation in the sky. We aim to use this groundbreaking feature to allow for remote control of seamless takeoff and landing operations of UAVs over NGSO satellites, which have significantly lower latency than GEO/GSO satellites, thus eliminating the limitations imposed by traditional line-of-sight communication methods, overcoming the high latency issues of GEO/GSO satellites and reducing the need for forward deployed staff.

●	Resilient Communication: In the face of adversary actions such as satellite jamming, our technology aims to ensure mission continuity and resilience through multi-beam and multi-orbit connectivity. By connecting to different friendly satellites simultaneously, our antennas aim to provide redundancy and alternate communication paths, enabling unmanned platforms to maintain operational effectiveness even in challenging environments.

●	Mission Continuity: With our universal terminal for defense onboard, unmanned platforms could seamlessly transition between different satellite orbits, such as GEO, MEO and LEO, or between different satellites in the same orbit or constellation, in the event of satellite jamming or disruption. This design aims to ensure uninterrupted mission execution and real-time data transmission, enhancing situational awareness and operational flexibility.

●	Secure Communication: Leveraging advanced features such as Low Probability of Intercept (LPI) and Low Probability of Detection (LPD), our multi-beam antennas aim to keep unmanned platforms and other manned platforms such as, ships, airplanes, and ground command centers securely connected. Our approach aims to ensure that critical communication remains confidential and protected from hostile interference, enhancing overall mission security and effectiveness.

●	Jamming Capabilities: As an additional feature, we aim to enable one or more of the multiple beams of our universal terminal for defense to be used in a jamming mode to disrupt adversary communications or operations. Due to the high transmit power capability that we aim to deliver with our multi-orbit system design, our antennas aim to provide sufficient signal strength to disrupt or impair adversary communications and operations across domains: satellites in all orbits and airborne, maritime and land-based manned and unmanned platforms. For example, our approach aims to make our antennas capable to disrupt the guidance navigation and control systems of adversary manned and unmanned platforms, potentially providing a nimble and cost-effective approach to handling inbound ballistic and drone-based projectiles to complement traditional missile defense systems in the future.

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

We are in advanced discussion with this development partner and customer to expand the engagement based on successful technology demonstrations in 2023 and 2024. We are also directly engaged with several additional potential partners developing unmanned platforms for ISR and CCA-type missions regarding implementing our connectivity solutions as part of their programs. We cannot give any assurance at this time, however, that we will be able to successfully complete any of these additional discussions.

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

We already have an agreement in place with our first classified defense development partner and customer for maritime and terrestrial installations as part of our end-to-end solution to support the classified ISR missions mentioned above. We also already are in discussions for standalone terrestrial customers. We cannot give any assurance at this time, however, that we will be able to successfully complete any of these additional discussions.

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

We also already are in discussions for an agreement with another systems integration partner expressing interest in our universal terminal for defense as well as our wrap-around services for system integration with other payloads. We cannot give any assurance at this time, however, that we will be able to successfully complete any of these additional discussions.

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

1. Universal Terminal for Aviation: Our universal terminals aim to deliver a full internet connectivity solution to both commercial airlines and private business jet operators. The universal terminal for aviation, which we also refer to as the Aerkomm K++ System, will contain antennas for transmission and receiving in the key frequency bands for high-throughput commercial satellite connectivity, called Ka and Ku, which are used by satellites in GEO, MEO and in LEO orbits. While we aim to deliver a universal terminal for aviation using only our proprietary technologies in the medium term, in order to meet customer timelines, we may also source an integrated partner technologies in the short term. All of our universal terminals for aviation will comply with ARINC 791 and 781 standards of Aeronautical Radio, Incorporated (ARINC), meeting the necessary design approvals.

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

We already have a definitive agreement in place with our first commercial airline customer, Hong Kong Airlines (discussed below). We are in advanced discussion with several additional potential customers directly through our corporate network. We cannot give any assurance at this time, however, that we will be able to successfully complete any of these additional discussions.

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

We already have an agreement in place with our first corporate jet and launch customer, MJet GMBH (discussed below), and we have had advanced discussions with several additional potential customers both directly through our corporate network and through Airbus. We cannot give any assurance at this time, however, that we will be able to successfully complete any of these additional discussions. Sales of our universal terminal for aviation system to the corporate jet market will also require the EASA and FAA certification, which we expect to complete by the last quarter of 2025, as mentioned above.

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

Our Contracts with Commercial Aviation Partners

Airbus SAS -- On November 30, 2018, we entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus aims to develop and certify a complete retrofit solution allowing the installation of our “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models.

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

Airbus agreed to provide us with the retrofit solution, including the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2025, although there is no guarantee that the project will be successfully completed in the projected timeframe.

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

Airbus Interior Services -- On July 24, 2020, our wholly owned subsidiary, Aerkomm Malta, entered into an agreement with Airbus Interior Services, a wholly owned subsidiary of Airbus as a follow-on to the agreement that Aerkomm signed with Airbus on November 30, 2018. Airbus agreed to develop, install and certify the Aerkomm K++ System on a prototype A320 aircraft to EASA and FAA certification standards, and Airbus Interior Services agreed to provide current cabin upgrade solutions for Airbus aircraft operators while bringing additional flexibility and reduced lead times to the cabin upgrade process.

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

Airbus Interior Services will provide support for the European National Airworthiness Authorities (NAA) certification as required in addition to EASA certification. Airbus Interior Services will also provide on-site technical support at the Maintenance Repair Organization (MRO) base for the first aircraft retrofit of each new customer.

We plan to install the Airbus Interior Services-created Service Bulletin and Airbus kits for the AERKOMM K++ retrofit solution first on the Hong Kong Airlines fleet of 12 Airbus A320 aircraft, following our certification approval. With this installation, Hong Kong Airlines should become Aerkomm’s first commercial airline customer.

Hong Kong Airlines -- In June 2015, we entered into a master agreement with Hong Kong Airlines Limited, or Hong Kong Airlines, to install IFEC systems on-board their aircraft. On January 30, 2020, further to the master agreement with Hong Kong Airlines, we signed an agreement with Hong Kong Airlines to provide to Hong Kong Airlines both of its Aerkomm AirCinema and AERKOMM K++ solutions.

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

In order to install the AERKOMM K++ system on the Hong Kong Airlines aircraft, we will have to obtain local approval for the AERKOMM K++ system from the Hong Kong Civil Aviation (HKCAD). This HKCAD local approval will be based on our obtaining the Airbus Service Bulletin, which we expect to receive from Airbus, together with EASA certification, by some time in 2026. Once we receive the Airbus Service Bulletin and the EASA certification, jointly with the support of Airbus, we will be able to apply to the HKCAD for the required local approval.

Other Airline Partners and Business Jet Prospective Customers -- We are actively working with prospective airline customers to provide them with the universal terminal for aviation, or our AERKOMM K++ system.  In connection with the Airbus project, we have also identified the owners of Airbus Corporate Jet, or ACJ, as potential customers of our AERKOMM K++ system. To capitalize on this additional market, we plan to sell our AERKOMM K++ system hardware for installation on ACJ corporate jets and provide connectivity through subscription-based plans. This new corporate jet market could generate additional revenue and income for our company. As discussed below, we have entered into an agreement with Mjet GMBH, an Airbus ACJ customer.

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

Other Agreements and Understandings with our Business Partners

Mjet Definitive Agreement: On March 6, 2019, we signed a General Terms Agreement (GTA) with Mjet GMBH, or Mjet, a corporate jet owner operating an Airbus ACJ A319 based in Vienna, Austria. On June 11, 2019, we converted this GTA into a definitive agreement with Mjet, and on June 12, 2019, Mjet placed a first purchase order with Aerkomm. The purchase order, which remains valid, provides for the provision, installation, testing and certification of our AERKOMM K++ system equipment, including the Airbus Service Bulletin and associated material kit and related connectivity services, on an Mjet Airbus ACJ A319 aircraft under the supervision of Airbus. Assuming the installation, testing and certification of our AERKOMM K++ system on the Mjet A319 (which is expected by sometime in 2026) is successful, something we cannot guarantee at this time, Mjet will pay us a one-time fee for our equipment and a monthly fee for our connectivity services, and we will also aim to begin charging Mjet for the bandwidth required to use the AERKOMM K++ system services. Assuming the success of this installation, Mjet will likely become the first recurring payment customer of our AERKOMM K++ system as well as being the launch customer of our Aerkomm K++ solution.  We cannot assure you, however, we will be able to deliver on the agreement with Mjet, or that the Mjet GTA will lead to any Aerkomm product sales.

Contracts with Satellite Partners

SES Agreement -- Aerkomm and New Skies Satellites B.V. (“SES”), a Dutch company that operates a constellation of satellites in medium-earth orbit (MEO) and geostationary-earth orbit (GEO), entered into a master services agreement dated January 19, 2022 and under such agreement has entered into multiple service orders pursuant to which SES has provided the Company terminal equipment and satellite connectivity and other related services.

Aerkomm and SES also entered into a non-binding cooperation agreement dated January 10, 2022 (at Exhibit 10.77) in which the parties confirmed their intent to explore opportunities to collaborate with respect to technical and commercial matters making use of their combined service offerings. We aim to expand its technical and commercial collaboration with SES in the future. We cannot assure you, however, we will be able to enter into additional material definitive agreements with SES, or that our relationship with SES will lead to any Aerkomm product sales

Civilian Telecommunications Solutions

We are actively developing and offering two core solutions to serve the civilian telecommunications market:

1.	Universal Terminal for Network Resiliency

Our universal terminal for network resiliency is designed to provide mobile backhaul satellite connectivity to support both 4G LTE and 5G networks. This terminal can be deployed either as a backup system or as a primary solution, depending on the customer’s network architecture and reliability requirements.

These terminals may incorporate antennas capable of transmitting and receiving in one or more of the key frequency bands—primarily Ka and Ku—commonly used for high-throughput satellite communications. These bands are supported across multiple orbital regimes, including geostationary (GEO), medium Earth orbit (MEO), and low Earth orbit (LEO) satellites.

While our long-term objective is to deliver fully proprietary universal terminals, in the short term we may integrate third-party technologies to accelerate deployment and meet urgent customer requirements.

Given the nature of satellite communication systems, our universal terminals for network resiliency are typically subject to earth station licensing requirements. These may include regulatory approvals from the U.S. Federal Communications Commission (FCC), the International Telecommunication Union (ITU), and other national or regional telecommunications authorities. Compliance with type approvals and certifications for both electronic and radiofrequency components will also be required. Depending on the market and customer arrangement, we may pursue such licensing directly or in partnership with local stakeholders.

2.	Universal Terminal for Non-Terrestrial Networks (NTN)

Our universal terminal for non-terrestrial networks (NTN) is intended to serve as a high-throughput mobile backhaul solution for next-generation 5G Advanced and future 6G networks. These NTN terminals are generally deployed as a primary solution, forming the satellite-based communications backbone of emerging mobile infrastructures.

Like our resiliency terminals, the NTN terminal will support Ka and Ku bands and will be compatible with GEO, MEO, and LEO satellite constellations. However, the distinguishing feature of our NTN offering lies in its higher throughput capability—driven by the performance of our proprietary glass semiconductor antennas and our software-defined modem technologies.

We intend to fully utilize proprietary technology in the medium term. However, due to less stringent requirements for size, weight, and power in NTN applications compared to defense use cases, we may integrate third-party components in the near term to accelerate market entry.

We anticipate that the regulatory framework for NTN deployments will mirror that of our network resiliency terminals, requiring similar licensing and certification procedures across different jurisdictions.

Civilian Telecommunications Solutions market business models

Our civilian telecommunications strategy is structured around multiple revenue models to meet diverse market demands and optimize scalability. These include: (1) hardware leasing combined with value-added reseller services, (2) hardware sales with bundled bandwidth offerings, and (3) revenue-sharing arrangements with satellite operators.

1.	Hardware Leasing Combined with Value-Added Reseller Services

In the civilian telecommunications market, our primary long-term revenue objective is to engage with mobile network operators and equipment vendors through a hybrid model involving the leasing of our proprietary systems—namely, the Universal Terminal for Network Resilience and the Universal Terminal for Non-Terrestrial Networks (NTN)—in combination with subscription-based satellite bandwidth plans. Under this model, we serve as a distribution partner for select satellite operators, allowing us to offer a complete and integrated connectivity solution.

This approach supports consistent recurring revenue streams and positions us to deliver the most up-to-date technology enhancements to our customers. To support the capital requirements associated with hardware leasing, we are actively pursuing partnerships with leasing firms or asset-based financing providers. As of August 9, 2023, we secured a key milestone in this direction by winning the first phase of the Taiwan Telecom Technology Center’s (TTC) verification project, titled “Emerging Technology Application for Enhancing Communication Network Resilience in Emergencies or War.” This project is designed to validate the effectiveness of our proposed heterogeneous resilient network architecture.

We are continuing commercial discussions with mobile network operators and ecosystem vendors to secure our first revenue-generating contracts under this model. Concurrently, we are progressing in our negotiations with financial partners to structure appropriate working capital support. While we remain optimistic, there is no assurance at this time that these discussions will result in finalized agreements.

2.	Hardware Sales with Value-Added Reseller of Bandwidth Services

In the near term, to manage working capital more efficiently, we may prioritize direct hardware sales in place of leasing. Under this structure, our revenue would be derived from the sale of our Universal Terminals—both for network resilience and NTN—along with subscription-based bandwidth services from our satellite operator partners, where we act as a value-added reseller.

Although this model does not provide the same level of recurring revenue as leasing, it offers a more immediate path to market entry without requiring significant upfront capital. Until suitable financing arrangements are secured, we anticipate that this model will be our primary operating structure. As with the leasing model, we continue to engage in active discussions with potential customers but cannot guarantee the successful completion of these negotiations.

3.	Revenue Sharing on Bundled Connectivity Solutions

To further enhance flexibility and competitiveness, we also plan to engage in revenue-sharing agreements with selected satellite operators. In this model, mobile network operators may procure bundled solutions that include both hardware and connectivity under a single service plan. In some scenarios, the billing entity may be Aerkomm—particularly when delivering multi-orbit, multi-carrier solutions—while in others, the satellite operator may serve as the primary service provider.

In either case, revenue generated from these bundled services will be shared between Aerkomm and the respective satellite operator. The compact size, low power consumption, and high performance of our Universal Terminals make satellite communications viable in locations that were previously impractical or uneconomical. By enabling net-new deployments, especially in remote or underserved areas, we expect to earn a proportional share of the revenue generated at these newly accessible sites.

While early-stage discussions are underway with both customers and satellite partners under this model, we cannot provide assurance at this time that these will result in signed contracts or revenue realization.

Our Contracts with Civilian Telecommunications Partners

We operate as a satellite telecommunications provider in Japan and Taiwan, offering both systems integration and value-added services. This dual-role model allows us to deliver tailored satellite connectivity solutions and extend our presence in strategically important civilian telecommunications markets. Our experience in service design and deployment within these regions has created a replicable framework that supports future geographic expansion, enabled by existing relationships with satellite operators and the development of new strategic partnerships.

In Taiwan, our subsidiary, Aerkomm Taiwan Inc., in cooperation with its exclusive local agent EJECTT Inc. (Ejectt), was awarded the initial phase of a government-backed verification project titled “Emerging Technology Application for Enhancing Communication Network Resilience in Emergencies or War” by the Taiwan Telecom Technology Center (TTC) on August 9, 2023. Our proposed solution, submitted under the project name “Asynchronous Satellite Network Leasing and Transmission Service Procurement Project,” is focused on demonstrating the effectiveness of a heterogeneous resilient network architecture aimed at improving communication robustness during crises.

Further strengthening our market presence in Asia, we entered into a Distribution Partner Agreement (DPA) with Eutelsat OneWeb Group in September 2024. This agreement authorizes our subsidiary, AERKOMM Japan, to distribute OneWeb’s Low Earth Orbit (LEO) satellite connectivity services in Japan’s commercial fixed and land mobile markets, as well as in Taiwan’s land mobile sector. The DPA enhances our service offerings with next-generation LEO capabilities and represents a significant commercial milestone. It positions us for long-term revenue growth and further validates our credibility as a key regional player in satellite communications.

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

Whenever practical, we seek to establish multiple sources for the purchase of raw materials, components and services to achieve competitive pricing, maintain flexibility, reduce tariff exposure, and protect against supply disruption. When possible, we employ a company-wide procurement strategy designed to reduce the purchase price of materials, purchased components and services. For reasons of quality assurance, scarcity or cost effectiveness, certain components and raw materials used in the manufacturing of our products, as well as certain services utilized in the delivery of our solutions, are available only from a limited number of suppliers or from a sole source supplier. We work with our suppliers to develop contingency plans and redundancy intended to ensure continuity of supply while maintaining high quality and reliability. In some cases, we established long-term supply contracts with our suppliers.

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

Competition

We operate in the rapidly evolving communications technology industry, where innovation, regulatory developments, and emerging customer needs continually shape the competitive landscape. As of 2024, the market for multi-orbit satellite connectivity—encompassing Low Earth Orbit (LEO), Medium Earth Orbit (MEO), and Geostationary Orbit (GEO)—continues to grow, driven by increasing demand for secure, resilient, and high-throughput connectivity across the defense, aerospace, and civilian telecommunications sectors.

We operate in collaboration with companies that develop satellite terminals, connectivity platforms, and integrated ground segment solutions. Many of these companies specialize in specific market verticals such as maritime, mobility, tactical communications, or public safety, often offering proprietary architectures or tailored form factors. Aerkomm differentiates itself by developing lightweight, modular, and power-efficient universal terminals optimized for both Network Resiliency and Non-Terrestrial Network (NTN) applications, supported by software-defined modems and open-architecture design. As a full-systems integrator, Our capabilities have positioned the company to navigate competitive pressures effectively while maintaining strong partnerships.

We continue to differentiate ourselves through our partnership-first approach. In 2024, we have strengthened relationships with major global satellite operators, including Eutelsat OneWeb, Viasat, Telesat (Lightspeed) and Amazon’s Project Kuiper, enabling us to deliver bundled and value-added services using their networks. These partnerships allow us to access flexible bandwidth across LEO, MEO, and GEO constellations without vertically integrating, allowing Aerkomm to remain carrier-neutral while optimizing performance for end users. As these satellite partners expand coverage and capacity, we are positioned to scale alongside them to support new markets and use cases.

A key competitor in the LEO space is Starlink, whose extensive satellite network, developed by SpaceX, plays a significant role in the growing LEO market. Starlink’s LEO constellation is focused on providing low-latency, high-throughput services and has positioned itself as a major player in both the commercial and government sectors. While Starlink’s LEO network is a competitive force, our emphasis on multi-orbit solutions and interoperability across LEO, MEO, and GEO constellations provides a broader and more adaptable approach to meeting the diverse needs of our customers. SpaceX’s Starlink, alongside Eutelsat OneWeb, Viasat, Telesat (Lightspeed), and Amazon’s Project Kuiper, are all potential partners, but securing commercial agreements with these companies that define mutually beneficial partnerships is not guaranteed.

The emergence of ESA (electronically steered array) terminals from companies like Starlink has significantly increased competitive pressure on traditional parabolic antennas. However, these incumbents, including companies like KVH, Intellian, and Cobham SATCOM, remain well-established with loyal customers and extensive global networks. Despite the competitive pressure from ESA terminals, We continue to focus on universal terminal solutions that integrate with multiple constellations, offering flexibility, adaptability, and efficiency across various market verticals.

We also face competition from providers of high-performance antennas and connectivity solutions for specialized sectors like commercial aviation. Notable competitors in this segment include Ball Aerospace (recently acquired by BAE Systems) and ThinKom, both of which specialize in low-profile, high-performance antenna systems for harsh or regulated environments. These companies provide robust solutions for commercial aviation connectivity, but Aerkomm’s modular, multi-orbit terminal strategy differentiates us with open-architecture flexibility and enhanced performance across a range of networks.

Additionally, we may face indirect competition from vertically integrated satellite service providers that develop proprietary terminal hardware and bundle them with satellite services. However, as the satellite communications market shifts toward open ecosystems and carrier-neutral approaches, we believe Aerkomm’s role as a neutral integrator and hardware innovator will become increasingly valuable.

In summary, while the competitive landscape remains intense and continues to evolve, Aerkomm is well-positioned through its focus on interoperability, innovation, and partnership-driven service delivery. We will continue investing in next-generation terminals and working with global satellite partners to expand our footprint and deliver reliable, high-performance solutions to meet growing customer needs.

Government Procurement

Substantial portions of our current and future revenues are and will be generated from contracts and subcontracts with government agencies. Such contracts are subject to a competitive bid process and are awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas. Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditure for the products and services we provide, and other risks generally associated with federal government contracts.

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

In the U.S., many of these matters are regulated by the Federal Communications Commission. In other countries or foreign jurisdictions where we may aim to provide and sell our satellite communication products and services in the future, many of these matters are regulated by the telecom regulatory authority of each national government. While there are attempts to harmonize and standardize requirements among international regulators, there is still a significant amount of heterogeneity in licensing conditions and enforcement on a country-by-country basis. Furthermore, due to the rapid pace of advancement of satellite communications technology, the regulatory landscape is similarly evolving, so we are at risk of our technology not fitting neatly into an existing licensing category and thereby slowing our access to a given market as we seek a path to service which remains in compliance with all local regulations.

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

In connection with the Merger and as a condition to the Company’s obligations to complete the Merger, the Combined Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements. The Company and IXAQ cannot be sure that the Combined Company will be able to meet those initial listing requirements or qualify to list on another national securities exchange. Even if the Combined Company’s Common Stock is approved for listing on Nasdaq, the Combined Company may not meet the Nasdaq continued listing requirements following the Merger.

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

The sales of our products and services may require a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, as well as the availability of capital for purchases, that are beyond our control.

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

Our operation of any acquired business also involves numerous risks, including but not limited to:

●	problems combining the acquired operations, technologies, or products;

●	unanticipated costs;

●	diversion of management’s attention from our core business;

●	difficulties integrating businesses in different countries and cultures;

●	effectively implementing internal control over financial reporting;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of key employees, particularly those of the acquired business.

We cannot be sure that we will be able to integrate successfully any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future. Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.

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

Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening. If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services.

Our customers or suppliers may find it difficult to gain sufficient credit or service existing credit in a timely manner, which could result in an impairment of their ability to process or place orders with us, deliver inventory or services to us in the case of suppliers, or to make timely payments to us for previous purchases in the case of customers. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for credit losses and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition.

To the extent we incur debt, we may be unable to adhere to financial covenants or to service the debt. These risks associated with credit and debt are more pronounced for the parties with whom we do business and ourselves in the current environment, which has seen interest rates rise rapidly, especially if they remain elevated for an extended period of time. We cannot predict either the timing or duration of an economic downturn in the economy, should one occur. Any downturn could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

In addition, recent policy shifts under the current U.S. administration led by President Donald Trump have introduced new dynamics into the global economic and regulatory landscape. The administration’s positions on trade, tariffs, defense spending, taxation, and international alliances are creating both opportunities and uncertainties across global markets. These evolving policies may impact global supply chains, capital flows, regulatory approvals, and procurement cycles—particularly in sectors such as telecommunications, aerospace, and defense. As a result, we may face increased volatility in customer demand, delays in contract execution, or shifts in regulatory compliance requirements, all of which could adversely affect our operations, financial condition, and long-term growth prospects.

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

Our Anticipated Reliance on U.S. Government and Foreign Governments Contracts and Approvals Exposes Us to Significant Risks

We expect our defense segment is to represent a significant percentage of our total revenues in the future and is likely to consist of both U.S. Government and Foreign Government, in particular, Taiwanese government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or with relevant Foreign Governments would significantly reduce our revenues. U.S. Government and Foreign Government business exposes us to various risks, including:

●	changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;

●	unexpected contract or project terminations or suspensions;

●	unpredictable order placements, reductions or cancellations;

●	reductions or delays in government funds available for our projects due to government policy changes, budget cuts or delays, changes in available funding, reductions in defense expenditures and contract adjustments;

●	delays in obtaining government approvals or clearances to receive information subject to export control;

●	adverse changes in U.S. Government and Foreign Government export control laws that restrict our ability to conduct joint research activities with, or receive technical information from, US based defense contractor companies;

●	the ability of competitors to protest contractual awards;

●	additional costs or penalties arising from post-award contract audits;

●	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. Government agencies or, similarly, by Foreign Government agencies;

●	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price;

●	limited profitability from cost-reimbursement contracts under which the profit is limited to a specified amount;

●	unpredictable cash collections of unbilled receivables that may be subject to acceptance of deliverables by the customer and contract close-out procedures, including government approval of final indirect rates;

●	competition with programs managed by other government contractors for limited resources and for uncertain levels of funding;

●	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries; and

●	intense competition for available U.S. Government, or Foreign Government, business necessitating increases in time and investment for design and development.

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

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including value-added resale of satellite bandwidth in certain geographies where we are already licensed or intend to be licensed, our multi-orbit universal satellite communications terminals that incorporate flat panel antennas (FPAs) or electronically steered arrays (ESAs) with both hardware and software defined modems, communications systems for manned and unmanned aerospace and defense platforms, system integration for manned and unmanned aerospace and defense platforms, our proprietary, full-dominance glass semiconductor antenna (also referred to as “FGSA”), distributed content delivery network (“CDN”), distributed computing or mesh computing applications and inflight entertainment and connectivity services.

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

We have acquired terminal equipment and satellite connectively and related services from SES and also have participated in demonstration and testing with SES under a confidential agreement with our development customer since 2022.

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

As of the date of this Annual Report, we do not yet have any revenue from equipment sales and installation. Our growth will be dependent on our ability to have our equipment installed on the aircraft of airline partners and increased use of our service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue.

We will be dependent on backhaul partners to be able to access our future customers. We expect that future payments by these customers for our services to be provided to them will account for a percentage of our revenues.

As of the date of this Annual Report, we do not yet have any revenue from equipment sales and the installation of our mobile backhaul business. Our growth will be dependent on our ability to have our equipment installed on 4G/5G mobile base stations. Any delays in installations negatively may affect our ability to increase our user base and revenue.

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

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

●	legal and regulatory restrictions, including different communications, privacy, censorship, aerospace and liability standards, intellectual property laws and enforcement practices;

●	changes in international regulatory requirements and tariffs;

●	restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers imposed by the U.S. Office of Foreign Assets Control, which we refer to as OFAC;

●	changes in U.S. export and control laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (ITAR), the Export Control Reform Act of 2018 (ECRA) and the Export Administration Regulations (EAR).

●	inability to find content or service providers to partner with on commercially reasonable terms, or at all;

●	compliance with the Foreign Corrupt Practices Act, the (U.K.) Bribery Act 2010 and other similar corruption laws and regulations in the jurisdictions in which we operate and related risks;

●	difficulties in staffing and managing foreign operations;

●	currency fluctuations; and

●	potential adverse tax consequences.

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

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, during 2023 we announced and closed on the Mesh Tech Transaction and announced an intent for a merger with EJECTT. Risks and uncertainties relating to these transactions and any other acquisitions, joint ventures and other strategic alliances we may undertake include:

●	the difficulty in combining, integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;

●	the challenges in achieving the objectives, cost savings, synergies and other benefits expected from such transactions;

●	the risk of diverting resources and the attention of senior management from the operations of our business;

●	additional demands on management related to integration efforts or the increase in the size and scope of our company following an acquisition or to the complexities of a joint venture or strategic alliance, including challenges of coordinating geographically dispersed organizations and addressing differences in corporate cultures or management philosophies;

●	difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers;

●	the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours, or the failure of a joint venture partner to satisfy its obligations or its bankruptcy or malfeasance;

●	costs and expenses associated with any undisclosed or potential liabilities of an acquired business;

●	delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions (including corporate, administrative, information technology, marketing and distribution functions), technologies, infrastructure, and product and service offerings of the acquired business, joint venture or strategic alliance, or in the harmonization of standards, controls (including internal accounting controls), procedures and policies;

●	the risk that funding requirements of the acquired business, joint venture or combined company may be significantly greater than anticipated;

●	the risks of entering markets in which we have less experience; and

●	the risks of disputes concerning indemnities and other obligations that could result in substantial costs.

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

In addition, in connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. In addition, companies such as Mesh Tech that are private companies at the time of acquisition are not subject to reporting requirements and may not have accounting personnel specifically employed to review internal controls over financial reporting and other procedures or to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002. Bringing the legacy systems for these businesses into compliance with those requirements and integrating them into our compliance and accounting systems may cause us to incur substantial additional expenses, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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

We do not know at this time how long it will take to complete this process and receive the certificate of title to the parcel. Although we expected to complete the entire process and receive or certificate of title during 2024, the process is not yet completed. We do expect the process to be completed during 2025 and, once title to the Taiwan land parcel is transferred to Aerkomm Taiwan, we expect we may lease a portion of the land parcel, pursuant to the terms of an existing binding memorandum of understanding, to a Samoa based telecom company who intends to use the land for their own satellite ground station and to mortgage the land to be able to raise funds to build our first satellite ground station and data center.

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

The demand for in-flight broadband internet access services may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the U.S. or international in-flight broadband internet access market or the market acceptance for our products and services.

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

We expect our costs to increase in future periods, which could negatively affect our future operating results. We expect to experience growth in our headcount and operations, which will place significant demands on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth will require the outlay of significant operating and capital expenditure and will continue to place strains on our personnel, technology and infrastructure.

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

As a broadband Internet provider, we must comply with the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is being deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meetings, or if we fail to comply with, any current or future CALEA, or similarly mandated law enforcement related obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs we incur to comply with such regulations.

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

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. We cannot be certain that we, our vendors or our customers, are currently in compliance with applicable regulatory or other legal requirements in the countries in which our service is used. Our failure, or the failure of our vendors, customers and others with whom we transact business to comply with existing or future legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways.

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

Our stock price has historically been volatile. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damage.

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

Maintaining our network security is of critical importance because our online systems will store confidential registered users, employees and other sensitive data, such as names, email addresses, addresses and other personal information. We will depend on the security of our networks and the security of the network infrastructures of our third-party telecommunications service providers, our customer support providers and our other vendors. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our future customers.

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

One customer accounted for 100% of our total revenues in fiscal year 2024.

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

We may be party to government and commercial contracts involving the development of new products. We derived 100% of our total revenues for fiscal year 2024 from one such development contract. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our current and future customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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

We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Executive Director of the Board (Jeff Hsu), our Chief Executive Officer (Louis Giordimaina), our Chief Operating Officer (Georges Caldironi) and our President and Chief Technology Officer (Jeffrey Wun), and those highly skilled design, process and test engineers involved in the development of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs to attract and retain such employees, or experience difficulties in performing under our contracts if our needs for such employees were unmet.

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

However, these material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, the material weaknesses could result in future errors to the Company’s financial statements. Remediation measures are time-consuming on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting, the Company will need to continue to expend resources, including accounting-related costs and management oversight. In view of the Company’s liquidity position, the Company can give no assurance that the measures the Company takes will remediate the material weaknesses or that additional material weaknesses will not arise in the future. Further, there can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future.

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

One of our CDN services is intended to be the pre-loaded OTT (over-the-top) service, which requires negotiating alliances with multiple OTT players. Several risk factors may impact subscriber and revenue growth and projections:

●	Securing contracts with influential OTT players is crucial for attracting subscribers. Failure to establish contracts with them would hinder business growth.

●	Maintaining the long-term strong bonds and relationships with OTT players poses a potential risk.

●	The varying attractiveness of OTT players across countries complicates negotiations and weakens Aerkomm’s bargaining power, hindering the benefits of economies of scale.

●	There is a risk of a breakdown in agreements with signed OTT players, leading to potential requests for increased profit sharing or minimum guarantees as our subscriber base grows. Such risks would potentially damage our business margin gain.

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

Risks Related to Our Indebtedness.

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness.

We have a significant amount of indebtedness. As of December 31, 2024, the aggregate principal amount of our total outstanding indebtedness was approximately $____ million, which was comprised of approximately $__ million in principal amount of our Convertible Bond (as defined below) and approximately $__ million in principal amount of our Convertible Note (as defined below). As of December 31, 2024, we had undrawn availability of $__ million under our Convertible Note. Our high level of indebtedness could have important consequences. For example, it could:

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

We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures or refinance our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

Satellite Failures or Degradations in Satellite Performance for our Partners Could Affect Our Business, Financial Condition and Results of Operations.

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

Our Partners’ Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life.

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

Our Partners’ New or Proposed Satellites are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites.

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

Our planned commercial aviation connectivity business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, another pandemic, reduction in capacity by airlines, the number of passengers available to use our service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, terrorist attacks or threats and pandemics could have a material adverse effect on the airline industry.

A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenses on passenger services including deployment of our service or file for bankruptcy. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

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

The Company’s CDN business will be subject to certain industry-specific risks that may affect our operations and financial performance. These risks include:

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

Our Defense Business Requires Compliance with Myriad Regulations and Introduces Requirements on our Operations.

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

Risks Relating to our Technology

Our Success Depends on the Investment in and Development of New Broadband Technologies and Advanced Communications and Secure Networking Systems, Products and Services, as well as their Market Acceptance.

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

If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high-volume nature of the satellite broadband business, defects of products used in this business in the future could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damage to our customers.

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

We are entitled under our articles of incorporation to issue up to 90,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of the date of this annual report, we have issued and outstanding 19,638,849 shares of common stock, no shares of preferred stock, and we have 6,083,929 shares of common stock reserved for issuance under our 2017 and 2023 Equity Incentive Plans, of which 289,397 shares remain available for issuance. As of December 31, 2024, we had no shares of preferred stock issued and outstanding. Accordingly, at the date of this annual report, we could issue up to 430,361,151 additional shares of common stock (including shares reserved under our 2017 Equity Incentive Plan) and 50,000,000 shares of “blank check” preferred stock.

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

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition.

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

Our revenues, results of operations, and financial condition may be negatively impacted by continued economic uncertainty, geopolitical tensions, and shifts in government policy.

Global economic and political conditions remain complex and dynamic, with many regions facing continued uncertainty due to factors such as slowing economic growth, inflationary pressures, rising interest rates, and evolving trade dynamics. Geopolitical events—including the ongoing conflict between Russia and Ukraine—have introduced additional volatility into the global economy. While the broader impact of the war remains difficult to predict, its continuation has contributed to disruptions in energy markets, supply chain logistics, and transportation routes, all of which may affect our cost structure and operational timelines.

In the United States, recent policy initiatives and regulatory shifts under the current administration of President Donald Trump may also have implications for cross-border trade, international partnerships, and the broader investment climate. The administration’s continued focus on domestic industry protection, adjustments to international agreements, and an evolving approach to foreign policy could reshape the regulatory environment in which we operate. Additionally, our business could be adversely impacted by factors such as constrained consumer and enterprise spending, political gridlock, changes in government funding priorities, labor shortages, or volatility in capital markets. While the intensity and duration of these risks vary across geographic regions and sectors, any prolonged period of macroeconomic or political instability may result in reduced demand for our products and services, delays in procurement decisions, and higher operational costs, all of which could have a material adverse effect on our business and financial performance.

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

We derive the majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs.

A substantial portion of our revenue is generated from international markets, exposing us to risks associated with global trade policies, tariffs, foreign currency fluctuations, and shifting geopolitical dynamics.

Recent trade and foreign policy measures under the administration of President Donald Trump have contributed to heightened uncertainty in global trade relations. The administration’s focus on strengthening domestic industries—through increased tariffs, tighter import regulations, and the revision or withdrawal from international trade agreements—may have lasting implications for global supply chains and market accessibility. These evolving policies, particularly those involving complex geopolitical relationships, may create additional regulatory and logistical challenges for companies operating internationally. As a result, we may face increased production and transportation costs, changes in market dynamics, and potential disruptions to the sourcing and delivery of goods and services across borders. Continued tension in international trade relations could adversely affect our ability to operate efficiently in certain regions and may have a material impact on our global business operations.

In addition, changes in foreign currency exchange rates could negatively affect our financial performance. We are particularly exposed to fluctuations involving the pound sterling and the euro. For instance, the U.S. dollar’s appreciation during 2022 reduced the value of our reported international revenue, while its depreciation during 2023 had the opposite effect. These currency shifts not only impact our reported earnings and asset values but also affect intercompany obligations, such as loans, which can result in significant foreign exchange gains or losses.

Many of our international sales are denominated in U.S. dollars. As the dollar strengthens, the relative cost of our offerings increases for customers using local currencies, which could reduce demand and hurt export sales. Meanwhile, the majority of our operating costs and financial obligations must be settled in U.S. dollars, which may further expose us to foreign exchange risk. As our global footprint expands and our financial obligations evolve, these currency impacts may become more pronounced. Although we may employ hedging strategies, there can be no assurance that such efforts will be effective in mitigating the adverse effects of currency fluctuations on our cash flow or profitability.

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

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our future marketing and advertising expenditures. We plan to use a diverse mix of television, print, trade show, and online marketing and advertising programs to promote our business. Increases in the pricing of one or more of our marketing and advertising channels could increase our expenses or cause us to choose less expensive, but potentially less effective, marketing and advertising channels. In addition, to the extent we implement new marketing and advertising strategies, we may in the future have significantly higher expenses. We may in the future incur marketing and advertising expenses in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenses may not result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms, our marketing and advertising expenses could increase substantially, our customer levels could be affected adversely, and our business, financial condition and results of operations may suffer.

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

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near future. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We plan to hire additional accounting and financial staff with appropriate public reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

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

We may not be able to utilize all of our deferred tax assets.

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

Provisions in our certificate of incorporation and bylaws, under Nevada law and in our convertible bonds may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

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

Aircom Japan leases approximately 78 square meters of space at our Japan office. The lease expired on June 30, 2024 and was renewed on July 1, 2024 through June 30, 2026 bearing a monthly lease payment of approximately $2,359.

Aerkomm Malta previously leased approximately 150 square meters of space at our Malta office. The lease expired on December 31, 2020, and the monthly lease payment was €2,000. The lease was renewed on December 6, 2020, for a further period of one year and extended until the end of February 2022 under the same conditions. The lease terminated at the end of February 2022 and Aerkomm Malta gave up this office space at the end of the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the OTCQB Venture Market on May 30, 2017 under the symbol “AKOM.” On July 31, 2017, our stock began trading on the OTCQX Market. On June 14, 2023, the quotation of our common stock moved to the OTC Pink Market. To date, there has been limited trading for our common stock on the OTC Markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

Since July 23, 2019, our common stock has also been listed on the Professional Segment of the regulated market of Euronext Paris under the symbol “AKOM”.

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Invest Securities SA, dated September 9, 2019. The liquidity agreement complied with applicable laws and regulations in France. The liquidity agreement authorized Invest Securities SA to carry out market purchases and sales of shares of our common stock on the Euronext Paris market. The balance of liquidity is classified in other non-current financial assets in our statement of financial position. At April 15, 2024, 5,361 shares of our common stock were in the liquidity account. The liquidity agreement had a term of one year and was to be renewed automatically unless otherwise terminated by either party. In January 2022, Invest Securities SA terminated the agreement and we are determining whether to continue a similar program.

Approximate Number of Holders of Our Common Stock

As of August 11, 2025, there were approximately 78 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2024 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2024 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2024.

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company’s financial condition as of December 31, 2024, and its results of operations for the years ended December 31, 2024 and 2023.

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

Overview

Aerkomm Inc. is an advanced defense and aerospace communications company entering early-stage revenue generation, with products tailored for deployment in contested, infrastructure-limited, and multi-domain environments. Our platform integrates software-defined modems, multi-orbit satellite terminals, and over-the-horizon systems to support unmanned, autonomous, and ISR platforms. Our near-term commercial trajectory focuses on converting strategic defense engagements into long-term contracts, while leveraging dual-use technologies for commercial aviation and telecom markets.

Our platform is built on a carrier-neutral, software-defined architecture that enables seamless integration of satellite communications, over-the-horizon (OTH) radio and radar systems, terrestrial networks, and hybrid connectivity pathways. This multi-layered design supports interoperability, modular scalability, and persistent resiliency in dynamic and degraded operational environments.

Recent global events have heightened concerns over the vulnerability of subsea communications infrastructure. The persistent threat of submarine cable tampering or cutting – whether due to malign state actors or gray-zone conflict – has underscored the need for alternate, resilient communication pathways. As undersea cable route disruptions and targeting continue to grow, especially in critical regions such as the Indo-Pacific and Northern Europe, defense and civilian agencies are accelerating the adoption of space-based solutions. However, satellite density in high-traffic conflict zones is likely to become strained and contended during crisis events, placing additional emphasis on platforms that offer secure, intelligent, and adaptable terminal-level connectivity. Our technology addresses this challenge by offering dynamic, multi-orbit access and prioritization capabilities, enabling mission continuity even under contested or degraded satellite access conditions.

As part of our broader communications ecosystem, we have developed a carrier-neutral, software-defined platform that enables dynamic connectivity to the most appropriate satellite—regardless of orbit or operator. This architecture is built around a suite of multi-orbit antennas, including both proprietary and partner-developed systems. Among these is our advanced electronically steered antenna (ESA), which leverages a proprietary glass semiconductor substrate to deliver over 50% higher throughput per square inch than conventional designs. These antennas are engineered to operate seamlessly across GEO, MEO, and LEO networks, ensuring persistent, resilient performance in dynamic and contested environments.

These hardware components are tightly integrated with our software-defined, carrier-neutral modem, which supports real-time satellite selection, waveform agility, and military-grade security. The system is further enhanced by custom-developed RF chipsets, beamforming ASICs, and high-speed analog-to-digital converters (ADCs) currently in development. Together, this modular, end-to-end ecosystem delivers secure, high-throughput connectivity optimized for edge-deployed platforms, including unmanned systems, ISR aircraft, and other mission-critical assets operating in denied or infrastructure-limited environments.

Our value as a full systems integrator lies in our ability to bring together proprietary technologies and third-party components into cohesive, mission-ready solutions. Leveraging our software-defined architecture, we enable network-level virtualization, modular scalability, and rapid deployment across a wide spectrum of operational requirements. From unmanned platforms to manned defense systems, we deliver end-to-end communications and sensing capabilities that are tailored, adaptable, and operationally resilient, supporting the full spectrum of mission demands in multi-domain environments.

Complementing our communications suite, we offer advanced OTH radar systems that provide long-range surveillance, early warning, and persistent situational awareness across maritime and terrestrial domains. We have also successfully fielded a compact electronic warfare (EW) solution, an integrated ESM/ELINT system for UAVs, designed to detect, track, and analyze electromagnetic signals in real time to support tactical ISR missions and platform survivability.

We have also developed and partnered to support purpose-built communication modalities beyond satellite, including line-of-sight, obstructed line-of-sight, and over-the-horizon solutions. This multi-layered architecture ensures resilient, end-to-end connectivity across diverse operational theaters, providing redundancy, seamless network handoffs, and sustained communications in high-risk and rapidly evolving scenarios.

We operate under an asset-light model. While we do not own or manage satellite constellations, we maintain regional satellite licensing and act as a value-added reseller of satellite bandwidth. This enables cost-effective, scalable offerings and creates new revenue opportunities for both the Company and our satellite operator partners.

On April 27, 2023, we were awarded a regional satellite service spectrum usage permit, authorizing the provision of broadband satellite services across mobile backhaul, enterprise communications, maritime, aviation, and tactical defense markets. This regulatory achievement strengthens our role in critical communications infrastructure and resiliency programs, particularly in the Indo-Pacific region.

As a satellite service telecom provider in Japan and Taiwan, we are positioned not only as a hardware and systems integrator, but also as a value-added services provider. This expands our addressable markets and enhances our ability to support strategic communications infrastructure throughout the Indo-Pacific and beyond.

Our sales were $1,342,931 for the year ended December 31, 2024, as compared to $731,090 for the year ended December 31, 2023. Our sales were $1,342,931 for the year ended December 31, 2024, as compared to the $731,090 for the year ended December 31, 2023. Our total revenue for the year ended December 31, 2024 consisted of the sales of ground antenna and other equipment units of $1,294,202 to a related party, and service sales of $48,729 provided to others. These figures reflect ongoing investment in product development, regulatory positioning, and commercial readiness to support future growth and deployment at scale.

We remain committed to enabling a hyper-connected, secure, and adaptive user ecosystem. With a technology portfolio that spans satellite and over-the-horizon communications, radar sensing, electronic warfare, virtualized networking, and fully integrated platform deployment, we are well-positioned to address the complex and evolving demands of modern defense and commercial operations in multi-domain environments.

Key Trends and Uncertainties

The following key trends and uncertainties may materially impact our operational performance, financial condition, and long-term outlook:

●	U.S. defense appropriations uncertainty, due to recurring Continuing Resolutions, restricts new program starts and delays contract finalization.

●	Geopolitical instability in the Indo-Pacific region is increasing demand for resilient satellite and OTH communications but may delay procurement timelines.

●	Supply chain pressures in semiconductors and RF components continue to impact production scalability and lead times, and recently announced tariffs.

●	Early-stage commercialization: As we transition from development to revenue generation, our results will remain volatile, and timing of contract execution remains a critical variable.

U.S. Budget Environment

The U.S. Government continues to maintain the largest defense budget globally, and U.S. defense spending levels, along with the timing and structure of appropriations, may significantly influence our business prospects over the medium to long term. While we do not currently generate revenue from contracts funded by the U.S. Government, we are actively engaged in discussions with potential partners and customers regarding participation in programs that may be supported by U.S. Government defense funding. Our ability to enter into such programs may be affected by the availability, prioritization, and allocation of federal defense spending.

Then President Biden’s Fiscal Year (FY) 2025 budget request, released in March 2024, included $895 billion in total national defense funding, consistent with the spending caps established by the Fiscal Responsibility Act (FRA). Of this amount, $842 billion was designated for the Department of Defense (DoD) base budget. The Senate Appropriations Committee’s draft FY 2025 Defense Appropriations Bill proposed $852.2 billion in total funding, representing a $27.2 billion (3.3%) increase over FY 2024 enacted levels. This funding is intended to support modernization, readiness, force structure, and strategic deterrence objectives in alignment with the 2022 National Defense Strategy.

A key focus area within the DoD’s modernization strategy is the development and fielding of Collaborative Combat Aircraft (CCA) under the U.S. Air Force’s Next Generation Air Dominance (NGAD) initiative. The CCA program is expected to drive significant investment in unmanned aerial systems, autonomy, and resilient communications infrastructure. Since FY 2023, Congress has appropriated more than $1.7 billion for CCA-related research, development, and prototyping. The FY 2025 budget request includes an additional $559 million to continue CCA development efforts. According to recent U.S. Air Force estimates, procurement of at least 1,000 CCA units is anticipated over the coming decade, with early production beginning mid-to-late decade. These aircraft will require highly integrated, secure, and low-latency communications systems—particularly those that can perform in denied or contested electromagnetic environments—aligning directly with our core competencies in multi-orbit satellite, over-the-horizon, and software-defined networking technologies.

In parallel, the Department of Defense is advancing the Next Generation Air Dominance (NGAD) program, which includes the development of the F-47, a sixth-generation fighter jet expected to replace the F-22 Raptor. In March 2025, Boeing was awarded a multibillion-dollar contract to lead F-47 development, with the Air Force targeting at least 200 manned NGAD aircraft supported by CCA systems. The NGAD program is projected to receive approximately $28.5 billion in funding over the next five years. The F-47’s operational design emphasizes survivability, advanced autonomy, and the ability to operate seamlessly alongside unmanned CCA platforms—creating an ecosystem of networked assets dependent on secure, high-throughput, and resilient communications systems. These program requirements directly align with our integrated terminal systems, over-the-horizon communications technologies, and platform-level integration expertise for unmanned and autonomous systems.

As of the date of this filing, the federal government continues to operate under a Continuing Resolution (CR) extending prior-year funding. While stopgap funding allows for ongoing operations, it restricts new program starts and contract awards, which may delay or limit opportunities for us to participate in newly funded initiatives or integration efforts with potential prime contractors. If a full-year CR or a government shutdown occurs, these restrictions may continue or intensify, potentially resulting in further delays in procurement activity, program execution, or technology adoption—especially for new or emerging systems that align with future modernization objectives.

As the defense industry rapidly incorporates artificial intelligence (AI) into command, control, surveillance, targeting, and autonomous systems, it is increasingly evident that AI’s operational effectiveness is heavily dependent on secure, low-latency, and persistent communications infrastructure. Without access to resilient, high-performance communications—particularly satellite, over-the-horizon, and software-defined networking—AI-enabled systems may be degraded or rendered inoperable in contested or disconnected environments. As a result, we believe that advanced communications technologies are not only enablers, but essential infrastructure for the successful deployment and scalability of AI in defense operations.

Future U.S. Government funding will continue to be shaped by political negotiations, economic conditions, and shifting national security priorities. While we cannot provide any assurance that our ongoing engagements will result in binding agreements or revenue, we believe that our secure satellite and over-the-horizon connectivity, software-defined modems, integrated terminal systems, and support for unmanned platforms position us well to address the evolving needs of DoD modernization and resilience efforts. We will continue to monitor developments in the federal budget process and assess potential impacts on our strategic positioning and business outlook.

Geopolitical and Economic Environment

We operate in a dynamic and increasingly complex geopolitical and macroeconomic environment that directly impacts our strategic outlook, market opportunities, and potential demand for our technologies and services. The following discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially due to a number of factors, including those discussed under “Risk Factors” and elsewhere in this report.

Geopolitical tensions in the Asia-Pacific region – particularly involving China, Taiwan, and Japan – and concerns about the direction of the Trump Administration in the United States and anticipated increasing pressure on countries to fund defense spending have led to elevated concerns around regional security, operational resiliency, and defense modernization. In particular, increased Chinese military activity around Taiwan and the broader Indo-Pacific has prompted governments and defense organizations across the region to reevaluate strategic readiness and accelerate investments in command, control, communications, and intelligence capabilities. These developments may create longer-term opportunities for the Company’s solutions, particularly in the areas of over-the-horizon connectivity, radar, unmanned systems integration, and secure multi-network communications infrastructure.

In this connection, the Company notes that on December 27, 2024 the Foreign Ministry of the People’s Republic of China (PRC) announced that in response to United States announcements about arms sales and military assistance to Taiwan and related negative statements the PRC considered objectionable, the PRC had decided to take countermeasures against seven companies including Aerkomm (the six in addition to Aerkomm are Insitu, Inc., Hudson Technologies Co., Saronic Technologies, Inc., Raytheon Canada, Raytheon Australia, and Oceaneering International, Inc.). For these companies, the PRC Foreign Ministry announced that their movable and immovable properties, and other kinds of assets within China were frozen and that all organizations and individuals within China were prohibited from engaging in transactions, cooperation and other activities with them. Aerkomm does not have commercial operations in the PRC nor plans to develop business in the PRC and Aerkomm is not aware of any concrete measures that may have been taken following the PRC Foreign Ministry’s announcement. However, the announcement underscores the inherent geopolitical risk associated with involvement in defense industries.

The ongoing conflict in Ukraine has further underscored the global need for adaptable and resilient defense systems. One key trend that has emerged from this conflict is the demonstrated operational effectiveness and strategic value of unmanned systems—including UAVs, UUVs, and remotely operated assets—over traditional manned platforms in contested and dynamic environments. This shift aligns with our technology roadmap and systems integration strategy. Our platform is specifically designed to support high-value unmanned and autonomous systems through lightweight, low-power, software-defined communication terminals, over-the-horizon (OTH) radar solutions, and integrated C4ISR components that enable persistent situational awareness and command flexibility.

While the Company does not currently have binding contracts related to these strategic developments, we continue to engage with potential partners – including prime contractors and government entities – to align our offering with anticipated procurement priorities and to account for the effects of changes in tariff rates and policies. We believe our integrated, software-defined architecture and asset-light model position us to respond effectively to emerging demand across both public and private sector markets.

Macroeconomic and geopolitical conditions remain challenging and present continued risks to our potential partners, suppliers, and customers. Global supply chains – particularly those involving semiconductors, advanced materials, and RF components – remain subject to disruptions, extended lead times, and price volatility. These supply chain pressures, exacerbated by ongoing trade tensions, changes in tariff policies, and export controls in the region, may impact our ability to meet future production or integration timelines, particularly if current constraints persist.

In addition, inflationary pressures and elevated interest rates in key markets such as Taiwan, Japan, and the United States may constrain defense budgets or delay funding cycles. Rising labor and input costs could also put pressure on margins in future periods. While we continue to implement strategies to mitigate the impact of inflation and supply chain risk—including through strategic sourcing, inventory management, and cost control—there can be no assurance that these measures will fully offset external economic pressures.

We remain focused on collaborating with potential partners, their supply chains, and end customers to evaluate projected demand and ensure our solutions are aligned with both near- and long-term operational requirements. As global and regional defense priorities evolve, we believe our integrated approach to communications, sensing, and unmanned systems enablement positions the Company to contribute meaningfully to the development of resilient, next-generation capabilities in Asia-Pacific and beyond.

International Business

A key component of our strategic growth plan is the expansion of international sales, particularly within defense-focused markets in Europe and the Asia-Pacific region. Our international efforts are centered on building long-term relationships with defense agencies, integrators, and government partners through both Direct Commercial Sales (DCS) and, in the future, Foreign Military Sales (FMS) executed through the U.S. Government.

We continue to pursue international opportunities aligned with our core product portfolio—spanning satellite connectivity, over-the-horizon (OTH) communications, radar systems, virtualized modems, RF chipsets, and integration of these technologies into high-value platforms including unmanned aerial vehicles (UAVs), unmanned underwater vehicles (UUVs), unmanned surface vessels (USVs), and manned military systems. Our modular, carrier-neutral architecture is designed to meet modern requirements for network resilience, secure communications, and autonomy across mission domains.

Europe

The European defense landscape has undergone significant transformation, with defense spending reaching unprecedented levels. In March 2025, European Commission President Ursula von der Leyen introduced the “ReArm Europe” initiative, a sweeping plan to mobilize up to €800 billion in defense investments across EU member states by 2030. This includes suspending EU fiscal rules to enable greater national defense spending, allocating €150 billion in EU-backed defense loans, and redirecting EU funds toward procurement, infrastructure, and technology development. The goal is to reduce Europe’s reliance on non-EU defense providers and accelerate internal capability development.

In 2024, European Union (EU) defense expenditure reached €326 billion, with procurement spending projected to exceed €90 billion. Research and technology (R&T) investments rose to €5 billion, and defense investment overall accounted for a record 31% of total spending. These increases reflect the EU’s long-term commitment to strategic autonomy and regional deterrence.

Amid this shift, member states are reassessing their reliance on non-European communications infrastructure. Italy suspended talks with SpaceX on Starlink, and Poland has publicly explored alternative satellite providers for defense communications. In parallel, the EU launched the IRIS² (Infrastructure for Resilience, Interconnectivity and Security by Satellite) initiative – a €10.6 billion program to deploy a sovereign, multi-orbit satellite constellation aimed at serving both government and commercial users. The initial constellation, expected to include approximately 290 satellites, is targeting partial operational capability by 2027, with full deployment expected by 2030. IRIS² is backed by a mix of public funding and private investment via the SpaceRISE consortium.

These developments present a significant opportunity for us to offer sovereign, secure satellite communications solutions across European defense programs. Our multi-orbit terminals, software-defined radios, over-the-horizon systems, and virtualized network infrastructure directly align with EU objectives to create resilient, autonomous communications networks that can perform in contested environments.

We are actively engaged in discussions with European-based integrators, prime contractors, and government stakeholders to support initiatives related to ISR modernization, tactical communications, and secure network integration across manned and unmanned defense platforms. These engagements are expected to support both Direct Commercial Sales (DCS) and future Foreign Military Sales (FMS) as European allies diversify their defense architecture and increase regional independence.

Asia-Pacific

The Asia-Pacific region continues to experience robust growth in defense spending, driven by geopolitical tensions and the need to enhance national security infrastructures. China’s defense budget has seen a 7.2% increase in 2025, reflecting its ongoing efforts to modernize and expand its military capabilities.

In response, neighboring countries are significantly boosting their defense investments. Japan, for instance, has approved a record defense budget of 8.7 trillion yen (approximately $55.1 billion) for the fiscal year starting April 1, 2025, marking a 9.4% increase from the previous year. Similarly, Australia has unveiled plans to reach an annual defense budget exceeding AU$100 billion by 2033-2034, equating to 2.4% of its gross domestic product.

As part of Japan’s broader defense posture shift, the Japan Self-Defense Forces (JSDF) are undergoing rapid modernization, with a strategic emphasis on unmanned systems and drone warfare capabilities. Recent public reporting highlights that UAVs are now central to Japan’s defense transformation, supporting surveillance, strike, and rapid-response operations. The JSDF is actively investing in both domestically produced and allied-developed unmanned platforms capable of operating in contested and GPS-denied environments. This includes the integration of AI, autonomous operations, and long-range, survivable communications infrastructure—key areas of alignment with our existing technology roadmap.

In parallel, growing concern over a potential conflict in the Taiwan Strait has prompted the U.S. Department of Defense and Indo-Pacific partners to prioritize the rapid fielding of autonomous systems and resilient communications infrastructure. The Pentagon has described the potential battlespace as a “drone hellscape,” calling for thousands of low-cost, survivable unmanned assets capable of operating in denied, degraded, and disconnected environments. These scenarios further underscore the urgent need for adaptable ISR architectures and reliable communications at the tactical edge.

We are fully engaged in supporting this regional shift. We are actively accelerating engagement with regional governments and partners and stand firm in our commitment to enhance defense resiliency and safeguard U.S. allies and partners throughout the Asia-Pacific. Our secure, over-the-horizon (OTH) communications systems, multi-orbit satellite terminals, software-defined radios, OTH radar, EW/ESM, and modular integration capabilities offer operational advantages in environments where continuity of communications and autonomous operations are paramount.

We are currently engaged in advanced discussions with prospective customers and partners in the Asia-Pacific region regarding the integration of our technologies into unmanned systems and airborne ISR platforms, and next-generation defense systems. These efforts are focused on delivering interoperable, AI-enabled, and mission-adaptable communications networks that address the evolving operational needs of Indo-Pacific allies and support regional deterrence and resilience initiatives.

Near-Term International Delivery Plans

In 2024, international customers accounted for 100% of Aerospace & Defense segment revenue, derived from a development contract initiated in 2021 with a non-U.S. customer to build and test a satellite communications architecture for UAVs conducting ISR missions. Following successful testing in late 2024 under operational conditions, we anticipate initial deliveries and revenue recognition from the first major contract associated with this project to commence in 2025.

We intend to expand our international engagement through both DCS and FMS channels, leveraging our software-defined, hardware-integrated solutions to meet growing global demand for resilient defense communications and unmanned platform capabilities. While we cannot guarantee the successful conversion of discussions into binding agreements or revenue, we believe ongoing shifts in the global defense landscape and increased allied spending present a strategic opportunity for long-term growth.

Across these efforts, we are pursuing revenue opportunities through strategic partnerships, licensing, and terminal sales. As of the date of this filing, we are actively engaged with over 25 government agencies, defense integrators, and commercial primes across the U.S., Japan, EU, and Indo-Pacific. These engagements span stages from early requests for information (RFI) to pilot testing and integration evaluations. The indicative value of our aggregate opportunity pipeline exceeds $150 million, though no assurance can be given that these engagements will convert to binding agreements. We anticipate initial award decisions on a subset of these opportunities during 2025.

Commercial Aviation Business Environment and Trends

In 2024, global air traffic continued its strong recovery from the COVID pandemic, with both domestic and international travel showing sustained growth, surpassing pre-pandemic levels. International travel has mostly recovered and the wide-body market continues to be paced by the international travel recovery. Notably, outbound international air travel from China has gained momentum throughout 2024, helping to normalize global capacity and demand dynamics. Aircraft manufacturers are reporting strong order books as airlines seek to modernize fleets and expand capacity to meet sustained demand.

Airline financial performance, which influences demand for new capacity, has benefited from the resilient demand for travel. In 2025, the International Air Transport Association (IATA) projects the airline industry to achieve a combined net profit of $36 billion. This profit is based on an expected revenue of $979 billion, with a net profit margin of 3.7%, according to Business Traveler USA. While this signifies a strong and resilient industry, IATA points out that the margin remains relatively thin, especially when considering the vast number of passengers and the industry’s contribution to the global economy..

A major development reshaping the in-flight connectivity (IFC) space is Starlink’s expansion into commercial aviation. In 2024, Starlink secured multiple agreements with global carriers – including United Airlines and Air France – with plans to equip hundreds of aircraft beginning in 2025. These developments signal an intensifying competitive landscape in aviation broadband services, as airlines seek to meet passenger expectations for seamless, high-speed connectivity across fleets.

In light of these shifts, we are positioning our solutions to deliver differentiated value in the IFC market. Specifically, our proprietary ultra-low-profile antenna system is designed for seamless fuselage integration—offering airlines aerodynamic advantages that reduce drag and fuel consumption, while simplifying maintenance and preserving aircraft aesthetics. Our software-defined modem architecture complements this by enabling carrier neutrality and cross-orbit connectivity, making it well-suited for both commercial and government aviation use cases.

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

Civilian Telecommunications Business Environment and Trends

The civilian telecommunications industry is experiencing a rapid transformation, driven by advancements in mobile infrastructure, growing data demands, and an increasing need for secure and resilient connectivity across both public and private sectors. These trends are especially pronounced in the Asia-Pacific region, which stands as one of the fastest-growing markets for mobile and broadband services. Despite this growth, the region is also grappling with emerging challenges, including infrastructure vulnerabilities and geopolitical risks that threaten the stability of digital communications.

Growth in Mobile and Broadband Connectivity

The global adoption of 5G is projected to exceed 2 billion connections by the end of 2024, with significant growth led by nations such as Japan, South Korea, China, and India. This adoption is paving the way for the development of 6G technologies, with government and private sector investments already underway in research, standardization, and early-stage development. Alongside 5G, there is an accelerating demand for enterprise and industrial connectivity solutions, particularly in the form of private 5G networks and satellite-enabled backhaul services. These developments reflect the growing need for robust, scalable, and flexible networks that can meet the demands of a rapidly evolving digital landscape.

Infrastructure Vulnerabilities and Geopolitical Risks

However, as telecommunications infrastructure expands, the Asia-Pacific region is witnessing a rise in threats to its digital backbone. In 2023 and 2024, multiple subsea and terrestrial fiber optic cables were damaged or severed due to natural causes, maritime activities, and suspected deliberate interference. These incidents resulted in disrupted internet connectivity, particularly affecting island nations and remote areas. This highlights the urgent need for resilient, redundant, and automatically restorable network architectures, especially in regions where connectivity is essential for emergency response, financial transactions, and national infrastructure.

The security of critical infrastructure has become a growing concern globally. Over the past months, there have been multiple incidents involving deep-sea cable sabotage, raising alarms about the vulnerability of global communications systems. For instance, China recently unveiled an advanced deep-sea cable cutter, escalating geopolitical and economic risks to network stability. Additionally, in December 2024, authorities intercepted a Russian oil tanker suspected of carrying espionage equipment involved in deep-sea cable disruption activities. In Taiwan, Chinese vessels have been repeatedly suspected of severing internet cables, further contributing to tensions and potential national security threats.

The most recent development occurred in February 2025, when Taiwan’s coast guard detained a Chinese cargo vessel suspected of intentionally cutting undersea cables. This prompted an investigation into potential sabotage, underscoring the need for enhanced cybersecurity measures and resilient network architectures to safeguard communications in an increasingly complex geopolitical environment.

Addressing the Digital Divide and Expanding Connectivity Solutions

Alongside these challenges, the persistent digital divide remains a significant issue, particularly in underserved regions where access to mobile broadband is hindered by factors such as affordability, coverage gaps, and limited infrastructure. These gaps present significant opportunities for hybrid connectivity models, such as carrier-neutral and satellite-integrated solutions, which can extend coverage and provide resilient communications in hard-to-reach or high-risk areas. These solutions are critical for ensuring reliable connectivity in both rural and vulnerable regions, where the risk of service disruptions is high.

Economic Impact and Future Innovations

Mobile technologies and services continue to play a crucial role in global economic development, contributing an estimated 5.8% of global GDP in 2024, which represents over $6.5 trillion in economic value. Looking to the future, innovations in AI-driven network optimization, edge computing, and secure mobile backhaul are expected to further drive the adoption of mobile services across various critical sectors, including energy, transportation, and disaster response. These advancements will be pivotal in ensuring the continued resilience and growth of global telecommunications infrastructure.

Global Network Resilience Overview and Budget Environment

As cyber and physical threats to communication systems escalate worldwide, several nations have launched substantial initiatives to enhance network resilience, with satellite communications emerging as a central component of these efforts.

●	United States: The U.S. has committed over $1.6 billion through the Secure and Trusted Communications Networks Reimbursement Program and DOD SATCOM modernization plans, focusing on 5G and multi-orbit satellite redundancy.

●	European Union: The EU’s IRIS² initiative plans to invest €6 billion in a sovereign satellite constellation to ensure secure governmental and emergency communications.

●	India: Through the Digital India program and ISRO’s collaboration with OneWeb, India has allocated over $1 billion to deliver satellite connectivity for rural resilience.

●	South Korea: Under its Digital New Deal 2.0, South Korea is investing ₩2.6 trillion (~US$2B) through 2026 in quantum communications, SATCOM ground stations, and AI-based network monitoring.

Satellite-Based Business Continuity Planning (BCP) Market and Services

Business Continuity Planning (BCP) is a strategic framework designed to ensure the continuity of essential operations during or after a crisis, disaster, or disruption. As organizations prioritize operational resilience, BCP investments have expanded globally, with satellite-based solutions emerging as a critical component of modern resilience strategies.

The increasing commercialization of satellite technology has enabled Satellite-Based BCP to provide a robust network resilience framework, ensuring uninterrupted operations in the event of terrestrial infrastructure failures. While precise global expenditure figures remain difficult to quantify, market analyses highlight the growing demand for BCP solutions across industries.

Satellite-Based BCP encompasses key resilience measures, including:

●	Data Backup and Disaster Recovery – Ensuring secure data storage and rapid restoration of critical systems.

●	Alternate Communication and IT Infrastructure – Providing redundancy in cases of network failure.

●	Mobile and Off-Grid Communication Systems – Supporting operations in remote or disaster-affected areas.

●	Emergency Access to Cloud Services and Applications – Enabling secure and continuous cloud connectivity.

A well-structured BCP minimizes operational downtime, safeguards critical assets, and sustains service delivery for enterprises and public sector entities. As disruptions become more frequent and severe, demand for satellite-based continuity solutions continues to expand across multiple industries.

Key Suppliers for Satellite-Based BCP and Network Resilience Solutions

The following are some of the leading technology providers and integrators supporting BCP and satellite-based resilience worldwide:

●	Eutelsat OneWeb – LEO satellite constellation provider delivering global broadband coverage

●	Viasat / Inmarsat – Government-grade secure satellite communications

●	SES – GEO and MEO satellite services for enterprise and defense networks

●	Starlink (SpaceX) – Real-time high-throughput LEO connectivity for backup comms

●	Cisco Systems – Redundant networking, SD-WAN, and edge infrastructure

●	Palo Alto Networks / Fortinet – Cybersecurity and network protection

●	Thales Group – BCP and emergency communications for defense and aviation

●	Aerkomm – Integrated SATCOM distribution, mobile BCP deployment, server load balancing, and localized disaster response capabilities via mobile units and hybrid network design

Global Business Continuity Management (BCM) Market Overview

Business Continuity Management (BCM) remains a critical investment priority as organizations seek to enhance operational resilience against disruptions. While precise global expenditure figures are not readily available, market analyses indicate sustained growth in BCM solutions, driven by regulatory compliance, risk mitigation, and the increasing frequency of natural disasters and cyber threats.

Investment in Business Continuity Planning (BCP), a core component of BCM, continues to expand as businesses and government entities prioritize infrastructure resilience and disaster recovery strategies. The demand for BCM solutions is further supported by evolving regulatory frameworks and the need for robust contingency planning across key industries, including finance, healthcare, energy, and telecommunications.

As organizations adapt to an increasingly complex risk environment, the BCM market is expected to experience continued growth, with investments focusing on advanced technologies, cloud-based recovery solutions, and satellite-enabled continuity strategies.

Market Size and Growth

The global BCM market was valued at approximately $6.28 billion in 2025 and is projected to reach a CAGR of 16.33% from 2025 to 2032 (P&S Intelligence). Market expansion is led by heightened awareness of business continuity risks and increasing regulatory pressures across key industries.

The Asia-Pacific region – including Japan, India, South Korea, Australia, and Southeast Asia – represents a significant driver of growth, as organizations enhance resilience strategies to address regional vulnerabilities. North America, led by the United States, remains a critical contributor, with enterprises investing in BCM solutions to mitigate cybersecurity threats, natural disasters, and infrastructure disruptions.

Regional Insights

North America

●	2023 Market Contribution: North America accounted for approximately 40% of the total revenue in the BCM solutions market (Verified Market Reports).

●	2030 Market Projection: The market is expected to reach $2.39 billion by 2033, reflecting a CAGR of 14.6% from 2023 to 2033.

Asia-Pacific Region

●	2023 Market Size: The Asia-Pacific BCM market was valued at $718.8 million in 2023, with a projected CAGR of 18.8%, reaching $2.39 billion by 2033 (cognitivemarketresearch.com). Growth is primarily driven by increasing awareness of business resilience and the region’s susceptibility to natural disasters.

Country-Specific Projections (2023-2030)

●	Japan

2023 Market Size: $99.19 million

2030 Market Size: $370 million (CAGR of 17.3%)

●	India

2023 Market Size: $86.26 million

2030 Market Size: $370 million (CAGR of 20.6%)

●	Australia

2023 Market Size: $37.38 million

2030 Market Size: $150 million (CAGR of 18.5%)

●	South Korea

2023 Market Size: $71.88 million

2030 Market Size: $300 million (CAGR of 17.9%)

●	Southeast Asia

2023 Market Size: $49.60 million

2030 Market Size: $230 million (CAGR of 19.8%)

The budget focuses on improving resilience across various sectors, particularly in the face of potential disruptions to communication systems and includes initiatives for strengthening satellite communications and other technological infrastructure.

Key Drivers of BCM Market Growth

●	Increasing Frequency of Disruptions: The rise in natural disasters and cyber-attacks has heightened the demand for robust BCM solutions to ensure operational resilience.

●	Regulatory Compliance: Stringent regulations across industries mandate the implementation of comprehensive BCM strategies to mitigate risks and ensure business continuity.

●	Growing Awareness of Operational Risks: Organizations are investing in BCM solutions to safeguard operations, enhance resilience, and protect reputational value.

(Source: imarcgroup.com)

BCP Investments in Key Markets

Business Continuity Planning (BCP) investments are critical for ensuring operational resilience, disaster recovery, and risk mitigation. Below is an overview of key markets investing in BCP solutions:

United States

The U.S. remains a leader in BCP investments, with the market estimated at $2.8 billion in 2020 (Enterprise Storage Forum). Investments in business continuity and disaster recovery solutions continue to expand across industries, including finance, healthcare, and energy.

●	Market Growth Projection: The U.S. BCP market is expected to grow from $7 billion in 2021 to $15 billion by 2030, reflecting sustained investment in resilience-enhancing solutions.

Japan and Canada

Both Japan and Canada are experiencing steady growth in BCM investments.

●	Japan: The market is projected to grow at a CAGR of 6.1%, driven by increasing regulatory requirements and resilience initiatives.

●	Canada: The BCM market in Canada is expected to expand at a CAGR of 7.8%, reflecting a growing emphasis on business continuity strategies. (Source: Enterprise Storage Forum)

Taiwan

Taiwan has prioritized business continuity investments, particularly in telecommunications, semiconductor manufacturing, and public sector infrastructure. Given its strategic position in the global semiconductor industry and susceptibility to natural disasters, Taiwan continues to strengthen its resilience measures.

●	Investment in Resilient Infrastructure: The government has allocated $790 million under a 10-year plan to enhance communication infrastructure, including satellite services and other resilient systems (Enterprise Storage Forum).

●	Disaster Recovery and Preparedness: Estimates suggest Taiwan’s total investment in disaster recovery and infrastructure resilience could range from $500 million to $1 billion over the next 5 to 10 years, focusing on technological enhancements, particularly in satellite communications and disaster recovery solutions.

These investments underscore Taiwan’s commitment to strengthening critical infrastructure and ensuring continuity in the face of potential disruptions.

Our Business Potential

The Company is strategically positioned at the forefront of the rapidly growing satellite communications sector. In addition to being licensed as a Telecom operator in Japan and Taiwan, the Company secured a regional satellite service spectrum usage permit in Taiwan on April 27, 2023. Furthermore, as a distribution partner for Eutelsat OneWeb’s Low Earth Orbit (LEO) satellite services – granted in September 2024 – the Company is well-equipped to support national and enterprise-level initiatives aimed at strengthening SATCOM communication resilience.

This authorization allows us to provide broadband satellite services across key sectors, including mobile backhaul, enterprise communications, maritime, aviation, and tactical defense. With the global rise in demand for resilient infrastructure, the Company offers SATCOM Business Continuity Planning (BCP) and Network Resilience Solutions, initially focusing on the high-growth Asia-Pacific region. Japan and Taiwan, given their strategic importance amid rising geopolitical tensions, are at the core of these efforts.

Strategic Investment in Network Resilience: Japan and Taiwan’s Response to Emerging Threats

In response to escalating geopolitical tensions and vulnerabilities in undersea communication infrastructure, both Taiwan and Japan have significantly increased their investments in network resilience. These investments reflect a broader commitment to strengthening national security and implementing advanced technologies to mitigate risks from sabotage, cyberattacks, and natural disasters.

As a distribution partner of Eutelsat OneWeb’s Low Earth Orbit (LEO) satellite services, the Company is aligned with these national resilience strategies. Our solutions include enterprise network redundancy, server load balancing, and disaster recovery infrastructure—each tailored to support the security and continuity goals of Taiwan, Japan, and allied regional partners. Additionally, the Company’s SATCOM Business Continuity Planning (BCP) solutions serve both enterprise and consumer markets. By deploying mobile, vehicle-based SATCOM systems, we provide critical connectivity for disaster recovery and wartime scenarios, ensuring operational continuity when terrestrial networks are disrupted.

Rising Threats to Global Communication Infrastructure

The global reliance on undersea cables for internet and data connectivity has reached unprecedented levels, with over 95% of international data traffic passing through these submarine networks. Recent incidents of sabotage and suspected grey-zone activities, particularly in the Asia-Pacific region, have prompted governments to re-assess and strengthen their communication systems. In response to these growing vulnerabilities, both Taiwan and Japan have taken decisive action by investing in alternative communication systems, particularly satellite-based networks, while reinforcing their existing infrastructure. This strategic shift not only addresses military and national security concerns but also ensures business continuity, guarantees civilian access to essential services, and enhances resilience in the face of natural disasters.

1. Japan’s Network Resilience and SATCOM BCP and Strategy

1.1 Strategic Imperatives

Japan, located in a highly seismic zone and facing growing regional security concerns, has integrated network resilience into both its national defense and disaster recovery planning. The 2024 Noto earthquake, along with increasing cyber threats from regional adversaries, has reinforced the need for robust, flexible communication systems.

1.2 Budget and Program Highlights

●	In FY2025, Japan earmarked 123.8 billion yen (~US$784 million) for the development of a next-generation military communication satellite to support the Japan Self-Defense Forces (JSDF).

●	Japan’s Ministry of Defense is integrating hardened, jamming-resistant satellite systems to ensure secure, real-time battlefield communications.

●	A new supplementary budget (post-election) will include additional funds for civilian disaster resilience, including communications.

1.3 National Research Infrastructure

Japan’s National Research Institute for Earth Science and Disaster Resilience (NIED) operates on a 14-billion-yen annual budget and leads R&D in backup communication technologies, including:

●	Severe weather and seismic communication protocols.

●	Emergency satellite deployment mechanisms.

●	Real-time disaster data transmission systems.

1.4 Integration with Civilian Systems and Subsidy Programs

Japan is pursuing a dual-use approach, where military-grade satellite infrastructure supports civilian disaster communication and emergency response systems. Nationwide drills and inter-agency coordination are regularly conducted to test resilience frameworks.

In addition, Japan’s Ministry of Internal Affairs and Communications has allocated over 25 billion yen (approx. US$170 million) in fiscal support between 2024 and 2026 to accelerate adoption of BCP-related technologies, including satellite phones, mobile communication hubs, and transportable SATCOM vehicles for municipalities and critical infrastructure operators.

2. Taiwan’s Network Resilience and SATCCOM BCP and Strategy

2.1 Context and Geopolitical Risk

Taiwan faces continuous threats from China, including cyberattacks and the physical disruption of its undersea cable network. In 2023–2024 alone, multiple incidents involving the severing of undersea cables connecting Taiwan’s outer islands occurred, with at least one case involving a Chinese vessel detained for suspected sabotage.

2.2 Satellite Communication Initiatives

To address these threats, Taiwan has launched a comprehensive 10-year plan to establish an independent, resilient satellite internet system. The plan includes:

●	Initial budget of US$790 million, focused on developing Taiwan’s own low Earth orbit (LEO) satellite constellation.

●	Strategic collaboration with Eutelsat OneWeb to provide immediate coverage for emergency communications and internet access.

●	Development of over 700 satellite ground stations across Taiwan to support seamless integration and redundancy.

●	Launch of Taiwan-made LEO satellites, with the first deployment expected by 2026–2027.

2.3 Backup Infrastructure and Microwave Networks

In parallel, Taiwan is enhancing terrestrial microwave communication systems, retrofitting existing mountain facilities for secure line-of-sight communication to outlying islands. This ensures at least partial functionality if submarine cables are compromised.

2.4 Government SATCOM BCP Subsidies

The Taiwanese government is also launching a targeted NT$2.5 billion (approx. US$80 million) subsidy program between 2024 and 2027 to support BCP (Business Continuity Planning) deployments. These funds will help enterprises and local governments invest in mobile SATCOM units, off-grid power systems, and hybrid backup communication solutions.

The company plays a critical role in this ecosystem as a trusted distribution partner of Eutelsat OneWeb, offering resilient LEO connectivity combined with value-added services such as:

●	Enterprise network redundancy to ensure uninterrupted operations.

●	Server load balancing to optimize system performance and stability.

●	Disaster recovery solutions to maintain business continuity under extreme scenarios.

SATCOM BCP systems mounted on vehicles to deliver emergency broadband access during disasters or conflicts, designed for both enterprise and public use.

National Budget for SATCOM BCP

Category	Taiwan	Japan
Budget Allocation	US$790M (10-year plan)	US$784M (FY2025 defense satellite only)
BCP Subsidies	US$80M (2024–2027)	US$170M (2024–2026)
Timeline	First satellite by 2026–2027	Satellite launch timeline TBD
Civil-Military Integration	High (Foxconn, private sector)	Very High (JSDF + NIED + civilian use)
International Partners	Eutelsat OneWeb, U.S. (partial)	U.S., domestic R&D focus

A Shared Vision for a Secure, Connected Future

The rising threats to digital infrastructure have made network resilience a top priority for governments and enterprises worldwide. Taiwan and Japan stand as leading examples in Asia, proactively investing in satellite communication, integrating civil-military response systems, and future-proofing their networks against cyber threats, geopolitical instability, and natural disasters. Their efforts reflect a broader global shift, as nations recognize the urgent need to safeguard critical connectivity. As a distribution partner of Eutelsat OneWeb, our company plays a pivotal role in this transformation, delivering mission-critical solutions such as enterprise network redundancy, server load balancing, disaster recovery systems, and SATCOM BCP solutions for disaster and wartime scenarios. These capabilities are essential for governments, critical infrastructure providers, and private enterprises seeking to ensure uninterrupted operations in an unpredictable world.

With geopolitical and environmental risks on the rise, network resilience is no longer just a technical consideration – it is a strategic imperative. By embedding this vision in national planning, Taiwan and Japan not only secure their digital futures but also set a global benchmark for allied democracies striving for a more secure and connected world. While the Company does not currently generate revenue from contracts in the civilian telecommunications sector, we are actively engaged in discussions with prospective partners – including governments, enterprises, mobile network operators, satellite providers, and infrastructure stakeholders – about using our solutions to support hybrid, resilient communications. Our platform, which is software-defined and carrier-neutral, is specifically designed to enable automatic recovery, satellite-based failover, and dynamic traffic routing in the event of fiber disruptions or terrestrial infrastructure loss.

We believe our technology is well-positioned to support the growing demand for resilient connectivity across mobile backhaul, disaster response, rural access, business continuity, and critical infrastructure markets. However, there can be no assurance that these discussions will result in binding agreements or generate revenue in the near term.

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

The Merger is intended to provide Aerkomm with enhanced access to public capital markets, institutional investors, and strategic partners. If consummated, we expect this transaction to improve our liquidity position and support the scale-up of defense and telecom commercialization initiatives.

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

 Strategic and International Defense Pipelines

As of this filing, we are shifting from pursuing international growth through Direct Commercial Sales (DCS) to Foreign Military Sales (FMS) pathways:

●	Japan: Engaged with local integrators and defense authorities regarding UAV communications terminals and software-defined modems; three ongoing pilot evaluations.

●	Taiwan: Collaborating with telecom operators and disaster resilience agencies on mobile SATCOM BCP deployments; application-based discussions tied to regional contingency planning.

●	European Union: In active dialogue with five EU-based primes in connection with the IRIS² satellite sovereignty initiative and C4ISR modernization programs; R&D co-development discussions underway.

Across these efforts, we are pursuing revenue opportunities through strategic partnerships, licensing, and terminal sales. As of the date of this filing, we are actively engaged with over 25 government agencies, defense integrators, and commercial primes across the U.S., Japan, EU, and Indo-Pacific. These engagements span stages from early requests for information (RFI) to pilot testing and integration evaluations. The indicative value of our aggregate opportunity pipeline exceeds $150 million, though no assurance can be given that these engagements will convert to binding agreements. We anticipate initial award decisions on a subset of these opportunities during 2025.

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

Recent Market Information

The IATA (International Air Transport Association) in May 2025 issued a report entitled Passenger Market Analysis.

●	Industry-wide revenue passenger-kilometers (RPKs), a measure of passenger traffic volume, have shown a strong recovery in recent years, surpassing pre-pandemic (2019) levels by 3.8% in 2024.

●	Available seat-kilometers (ASKs) in the airline industry experienced an 8.7% increase in 2024 compared to 2023.

●	In 2024, both global and domestic passenger traffic saw significant growth, with some regions experiencing particularly strong increases. Globally, air passenger demand increased by 10.4% compared to 2023 and surpassed pre-pandemic levels by 3.8%, and domestic traffic in particular grew by 5.7%.

●	In 2024, international RPKs (Revenue Passenger Kilometers) recovered strongly, with global traffic exceeding pre-pandemic levels. IATA reported that total full-year traffic rose 10.4% compared to 2023 and was 3.8% above 2019 levels. International demand specifically rose 9.5% in October 2024 compared to October 2023. Furthermore, IATA’s passenger market analysis indicates that international RPKs surpassed 2019 levels by 0.5% in 2024, with load factors reaching a record high of 83.2%. Asia Pacific airlines played a significant role in this recovery, contributing to more than half of the global growth.

Results of Operations

The discussion below relates to our two fiscal years ended on December 31, 2024 and 2023.

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change
	2024	2023	$	%
Sales	$1,342,931	$731,090	$611,841	83.7%
Cost of sales	1,145,163	1,810,876	(655,713)	(36.8)%
Operating expenses	24,117,347	15,830,119	8,287,228	52.4%
Impairment loss on goodwill	-	4,560,619	(4,560,619)	100.0%
Loss from operations	(23,919,579)	(21,470,524)	(2,449,055)	11.4%
Net non-operating income (loss)	(5,272,872)	(2,360,799)	(2,912,073)	123.4%
Loss before income taxes	(29,192,451)	(23,831,323)	(5,361,128)	22.5%
Income tax expense	2,400	2,400	-	-%
Net Loss	(29,194,851)	(23,833,723)	(5,361,128)	22.5%
Other comprehensive income	300,660	7,370	(293,290)	3,979.5%
Total comprehensive loss	$(28,894,191)	$(23,826,353)	$(5,067,838)	21.3%

Revenue. Our sales were $1,342,931 for the year ended December 31, 2024, as compared to the $731,090 for the year ended December 31, 2023. Our total revenue for the year ended December 31, 2024 consisted of the sales of ground antenna and other equipment units of $1,294,202 to a related party, and service sales of $48,729 provided to others.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $1,145,163 and $1,810,876 for the years ended December 31, 2024 and 2023, respectively. The cost of sales for the year ended December 31, 2024 consist of cost of ground antenna and other equipment units purchased from a related party and others in the amount of 1,021,563 and $123,600, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $8,287,228 to $24,117,347 for the year ended December 31, 2024, from $15,830,119 for the year ended December 31, 2023. Such operating expense increase was mainly due to the increase in R&D expense, stock based compensation, amortization and depreciation expense and other operation expense in the amount of $3,283,998, $3,983,252, $827,754, and $1,545,478, respectively, which was offset by the decrease in professional fee, and impairment loss on goodwill in the amount of $512,148, and $4,560,619, respectively.

Net non-operating loss. We had $5,272,872 and $2,360,799 net non-operating loss for year ended December 31, 2024, and 2023, respectively. Net non-operating loss for the year ended December 31, 2024, primarily consisted of interest expense of $1,164,631, loss from change in fair value of SAFE liabilities of $412,800, and impairment loss on investment of $3,699,278. Net non-operating income for the year ended December 31, 2023, primarily consisted of redemption loss of $855,620, interest expense of $1,509,429, foreign currency exchange loss of $131,214, and unrealized investment loss of $105,796.

Loss before income taxes. Our loss before income tax is $29,192,451 for the year ended December 31, 2024 as compared to the loss of $23,831,323 for the year ended December 31, 2023, an increase of $5,361,128, or 22.5%, as a result of the factors described above.

Income tax expense. Income tax expense for the year ended December 31, 2024 and 2023 were $2,400. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss increased by $5,067,838, or 21.3%, to $28,894,191 for the year ended December 31, 2024, from $23,826,353 for the year ended December 31, 2023.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of December 31, 2024, we had cash outflow from operating activities of $5,649,924 and had cash and restricted cash of $109,227. Our working capital deficit was $58,439,778 as of December 31, 2024. These conditions give rise to substantial doubt and uncertainty regarding the our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

We have taken measures and is experiencing and anticipates developments that management believes will improve its financial position. These include that two of the our current shareholders (the “Lenders”) have each committed to provide to a $10 million bridge loan (together, the “Loan Commitments” and loans made under the Loan Commitments, “Loans”) for an aggregate committed principal amount of $20 million, to bridge the our cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) that we purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon our request prior to the time that title to the Land is vested in our subsidiary, Aerkomm Taiwan, to pay the outstanding payable to our vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%, thus making the full $20 million of the Loan Commitments available to us.

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of December 31, 2024, we had received Loans totaling NT$136,071,529 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,850,213 of the $20 million in aggregate loan commitments from the two Lenders was still available as of December 31, 2024.

In connection with the planned Merger with IXAQ, we has obtained $35 million in private investment in public equity (“PIPE”) investment commitments and expects additional approximately $2.0 million in Simple Agreement for Future Equity (“SAFE”) investments to be funded before closing of the Merger. Further, us and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to us (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by us. In connection with the arrangement with Benchmark, we are targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $19.2 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of December 31, 2024, we expect approximately $28.4 million convertible notes and SAFE can be converted into equity upon Merger.

We also expects to begin generating significant recurring revenues in fourth quarter 2025, including in connection with the OneWeb Distribution Partner Agreement entered into between Aerkomm Japan, as Distribution Partner, and OneWeb on October 1, 2024, pursuant to which Aerkomm Japan was appointed as a distributor for OneWeb in Japan and Taiwan and we had made our first delivery of a certain classified radar system to a governmental defense customer on October 24, 2024.

We believe it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. This assessment considers our current available cash, approximately $15.9 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $28.4 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the our capital resources and reduce cash obligations. We also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, we believe its working capital will be adequate to sustain our operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, we expect to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.9 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are our existing investors and have a strong interest in its success), slowing the pace of hiring and other investments that we would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales. In conclusion, per the non-binding term sheet agreement aforementioned, we will be able to fund the operations and development for the next 12 months.

The following table provides detailed information about our net cash flow:

	Years Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(5,649,924)	$(2,145,787)
Net cash used in investing activities	(2,292,336)	(8,096,308)
Net cash provided by financing activities	895,228	8,430,528
Net increase (decrease) in cash and restricted cash	(7,047,032)	(1,811,567)
Cash and restricted cash at beginning of year	7,428,702	10,101,920
Foreign currency translation effect on cash and restricted cash	(272,443)	(861,651)
Cash and restricted cash at end of year	$109,227	$7,428,702

Operating Activities

Net cash provided by and used in operating activities was $5,649,924 for the year ended December 31, 2024, as compared to $2,145,787 for the year ended December 31, 2023. In addition to the net loss of $29,194,851, the decrease in net cash used in operating activities during the year ended December 31, 2024 was mainly due to increase in inventories, other receivable, and prepayment from customer – related party of $567,443, $269,882, and $644,570, respectively, offset by non-cash items of $12,179,923 which consisted of depreciation and amortization, stock-based compensation, non-cash R&D expense, change in fair value of SAFE liabilities, and impairment loss on investment. The decrease also offset by decrease in prepayment for equipment and intangible assets – customer projects, increase in account payable, increase in accrued expense, and increase in other payable of $3,9552,458, $611,213, $5,461,681and $2,489,968, respectively.

Net cash used in operating activities was $2,145,787 for the year ended December 31, 2023. In addition to the net loss of $23,833,723, the decrease in net cash used by operating activities during the year ended December 31, 2023 was mainly due to increase in the cash used in prepaid expense and prepayment for equipment and intangible assets and deposits of $1,626,933, $219,500, respectively, offset by the increase in other receivable-related parties, and accrued expenses, prepaid from customer-related party and other payable of $252,329, $3,446,193, $5,276,122, and $3,836,063, respectively.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2024 was $2,292,336 as compared to $8,096,308 for the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2024 was mainly due to disbursement for other receivable - related parties loans of $2,203,619, and purchase of property and equipment of $88,717.

The net cash used in investing activities for the year ended December 31, 2023 was $8,096,308. Net cash used in investing activities for the year ended December 31, 2023 was mainly due to disbursement for other receivable - related parties loans of $2,091,285, purchase of property and equipment of $1,738,705, purchase of intangible asset of $354,469, and prepayment for land of $4,237,427. The net cash used in investing activities for the year ended December 31, 2022 was mainly due to the purchase of short-term investment of $1,138,952, purchase of property and equipment of $1,306,610.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $895,228 compared to $8,430,528 for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 was mainly attributable to the net proceeds from injection of subscribed capital of $527,783, proceeds from issuance of common stock of $3,894,000, proceeds from SAFE notes of $4,997,200, proceeds from other payable-related parties of $172,675, and proceeds from short-term loan of $606,544 offset by the repayment of short-term loan of $960,731, and repayment of convertible long-term bonds payable of $8,330,160.

Net cash provided by financing activities for the years ended December 31, 2023 was $8,430,528. Net cash provided by financing activities for the year ended December 31, 2023 was mainly attributable to the net proceeds from proceeds from injection of subscribed capital of $5,004,000 and proceeds from short-term loans of $3,780,041, offset by the repayment of short-term loan of $330,848.

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

Capital expenditures for the years ended December 31, 2024 and 2023 were $88,717 and $6,330,601, respectively.

We anticipate an increase in capital spending in fiscal year 2025 and estimate that capital expenditures will range from $6 million to $10 million as we will continue to advance our semiconductor designs, our software-defined platforms and continue to execute our network expansion strategy. We expect to be able to raise these required funds in connection with our planned Merger with IXAQ although we cannot provide assurance that we will be successful in this effort.

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

Critical Accounting Estimates

Financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of our significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the following accounting estimates are critical to our business operations and understanding our consolidated financial results.

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 17, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $5,410,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $11.55, a risk-free rate of 4.43%, and an annualized volatility of 48.1%. The Company had received aggregate proceeds of $4,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the year ended December 31, 2024, was $412,800.

Goodwill Impairment

As we are currently still in the development stage and will not start generating recurring revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before the year 2023 are limited and uncertain, and due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 in 2023. Management has also evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the year ended December 31, 2024. As of December 31, 2024 and 2023, goodwill net of impairment was $4,573,819.

Impairment of long-term investment.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the year ended December 31, 2024 and 2023, the Company recorded $3,699,278 and $0 impairment charges for its investments, respectively.

Recent Accounting Pronouncements

See Note 3 of the notes to the consolidated financial statements included elsewhere in this annual report for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2024 and 2023 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2024, our internal control over financial reporting was not effective due to the following material weakness:

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2024 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Annual Report:

Name	Age	Position
Louis Giordimaina	68	Chief Executive Officer, Interim Chief Financial Officer and Director
Georges Caldironi	68	Chief Operating Officer
Richmond Akumiah	70	Director
Chih-Ming (Albert) Hsu	48	Director
Robert McGuire	60	Director
Jan-Yung Lin	63	Secretary and former Director
Jeff T. C. Hsu	61	Director
Jeffrey Wun	60	President and Chief Technology Officer and Director

Louis Giordimaina. Mr. Giordimaina was appointed as our Chief Executive Officer by our Board of directors on March 22, 2020 and was appointed as a director by our Board of directors on October 7, 2021. Mr. Giordimaina was appointed our Interim Chief Financial Officer on September 1, 2022 and was appointed as interim Chairman of the Board of Directors on February 03, 2025. Prior to joining our company, Mr. Giordimaina served as Chief Operating Officer-Aviation of Aircom from May 25, 2018 until November 1, 2019, and of Aerkomm Malta from November 1, 2019 until March 22, 2020, the date of his being appointed as our Chief Executive Officer by the Board. Mr. Giordimaina joined Aircom as a consultant in June 2017. Mr. Giordimaina is an experienced aviation executive with more than 40 years of experience in airline executive management, operations, Maintenance and Repair Organizations (MROs), aircraft purchasing from aircraft manufacturers, sales and leasing with major aircraft lessors. Prior to joining the Company, Mr. Giordimaina served as Chief Executive Officer of Air Malta in 2014, the national airline of Malta, as well as CEO of Lufthansa Technik Malta from 2002 to 2011. He joined Air Malta’s engineering department in 1975 as an aircraft engineer where he occupied various positions in Air Malta’s engineering department with additional active roles in Air Malta relating to airline strategic planning, aircraft purchasing and deliveries from Airbus Industrie, Boeing and British Aerospace, aircraft leasing from various international aircraft lessors and aircraft contract negotiations. In 1994, he was appointed as the first Maltese Chief Engineer of Air Malta. Mr. Giordimaina was instrumental in setting up Lufthansa Technik Malta, a Joint Venture between Lufthansa Technik and Air Malta, of which he was appointed Chief Executive Officer and Director in 2002. In 2006, he spearheaded Lufthansa Technik Malta’s expansion to become one of the major worldwide MRO players, based in the center of the Mediterranean. He occupied the position of CEO until September 2011, after which he remained as member of the board of directors of that company until September 2013 He also served as the General Manager, the Accountable Manager and a director of Hyperion Aviation, where he worked from May 2016 to September 2017, managing a fleet of private jet aircraft; he served in similar capacities at EuroJet Ltd., from January 2015 to April 2016; and he served for a number of years as a director of Tailwind Leasing Company and Peregrine Aviation Leasing Company based in Shannon, Ireland. An aircraft engineer by profession, Mr. Giordimaina also obtained an Engineering Business Management degree from Warwick University, UK. He is a Fellow of the Royal Aeronautical Society.

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

Chih-Ming (Albert) Hsu. Mr. Chih-Ming (Albert) Hsu has served as a member of our Board of directors since December 2017. Mr. Hsu has served as a member of Aircom’s board since April 2017. Mr. Hsu was admitted to practice law in Taiwan as a corporate and business lawyer and as a patent attorney in 2002. Mr. Hsu is the owner of Chascord Law Firm. Mr. Hsu has also been the chairman of the board of directors of Ejectt Inc., a Taiwanese publicly traded company, since May 2019. Mr. Hsu previously served as the arbitrator& mediator of the Chinese Arbitration Association, Taipei. In addition, Mr. Hsu was the Chairman of Unitel High Technology Corporation, a listed company on the Taiwan over-the-counter market from December 2015 to September 2016.  Mr. Hsu received an LL.M. and Bachelor of Law degree from National Taiwan University in 2003 and 1997, respectively. Mr. Hsu is an expert of real estate securitization in Taiwan.

Robert McGuire. Mr. Robert McGuire has served as a member of our Board of directors since February 2025. Mr. McGuire has more than 35 years of experience as an international business manager in industrial companies and as an entrepreneur, having been based in Japan for much of his career. Mr. McGuire was the President of the Japan subsidiary of Lord Corporation, a global leader in specialty chemicals, from 2013 to 2018; the President of the China subsidiary of glass industry leader Owens Illinois from 2011 to 2013, where he managed more than 4,000 employees; the Vice-President and then President of Sekisui-Fuller, a joint venture in Japan and China between industrial adhesives leader HB Fuller and Sekisui Chemical, from 2005-2010; and before then served as the President of HB Fuller’s Japan subsidiary and in positions with Donaldson Company and Deere & Company. Following a successful career managing the Japan and China operations of industrial manufacturers, Mr. McGuire focused on establishing his own companies, including McGuire Specialty Chemical, which he founded in 2019 and where he is currently the President, and Solar Power Partners, which he founded in Japan in February 2018 and where he is currently the President, and in residential and hospitality real estate investments in Japan, the United States and Thailand.

Mr. McGuire earned his MBA from the University of Minnesota in 1994 and his B.A. in International Management from Gustavus Adolphus College in 1987. Mr. McGuire is fluent in speaking, reading and writing Japanese and has a working knowledge of Mandarin.

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

Jeff T. C. Hsu. Mr. Hsu has served as a member of our Board of directors since May 5, 2023. Mr. Hsu earned a PH. D in Electrical and Computer Engineering from the University of Texas at Austin in 1991. After earning this degree, Mr. Hsu accepted an engineering position at Motorola Inc. followed by a managerial position at Applied Materials Inc. With more than twenty years’ experience in semiconductor and TFT LCD application and manufacturing processes, Mr. Hsu focused his skill set toward display panel manufacturing becoming the foremost expert in the industry. Highlights of Mr. Hsu’s extensive list of professional accomplishments include founding Chimei Electronics Inc., one of the first TFT LCD companies in Taiwan. After that, he successfully founded Jemitek Electronics which merged with Innolux within 3 years. In 2010, he was able to successfully merge Innolux, Chimei and Toppoly Electronics Corp. to create the largest LCD conglomerate in Taiwan at the time. In 2013, Mr. Hsu was invited by Innovation Network Corporation of Japan as a strategic advisor to contribute his expertise on business and investment to Japan Display Inc. In 2018-2020, Mr. Hsu was able to successfully raise a 900M fund for Japan Display Inc. From June 2021 up to June 2023, Mr. Hsu held a board seat at Sharp Corp. and actively advises on investment strategies for companies across various industries.

Jeffrey Wun – Mr. Wun has served as a member of our Board of directors since the closing of the reverse acquisition of Aircom on February 13, 2017 and as our President since December 31, 2017. Mr. Wun was appointed as our Chief Technology Officer by our Board of directors on March 22, 2020. He served as our Chief Executive Officer from December 31, 2017 to March 22, 2020. Mr. Wun served as our Chairman of the board of directors from January 22, 2018 to March 22, 2020. Mr. Wun is also currently the Chairman and Chief Technology Officer at AirCom Pacific, Inc. since March 2015. Mr. Wun is a technologist with more than 25 years of experience in the communications industry. Prior to joining Aircom, Mr. Wun served as Senior Staff Engineer at Samsung Electronics Co., Ltd. from December 2012 to May 2015. Prior to that, Mr. Wun was a professional engineer at MediaTEK USA Inc. from November 2010 to December 2012 and served as Chief Executive Officer at Kairos System Inc. from 2003 to 2010 since 2017. Previously, he served as the Chief Executive Officer at Kairos Systems, Inc. from 2003 to 2010 and as a Senior Staff Engineer at Samsung Electronics Co., Ltd. from 2012 to 2015. Mr. Wun also held the position of President, Secretary and Treasurer at Maple Tree Kids, Inc. A Mr. Wun completed his undergraduate degree at The Chinese University of Hong Kong in 1988.

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

Board Composition and Committees

Our board of directors is comprised of 6 members: Louis Giordimaina, Jeffrey Wun, Chih-Ming (Albert) Hsu, Richmond Akumiah, Robert McGuire, and Jeff Hsu. Our board of directors has determined that Messrs. McGuire and Akumiah are independent directors as that term is defined in the rules of the Nasdaq Stock Market. Each of Messrs. C McGuire and Akumiah are members of all of our standing committees.

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

Audit Committee

Our Audit Committee currently consists of Robert McGuire and Richmond Akumiah with Richmond Akumiah serving as chairman. Our board of directors has determined that each member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.

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

On December 28, 2024, Colin Lim resigned from his position as a member of the Board, effective as of that date. Mr. Lim was a member of the Company’s audit committee and the Chairman of the Company’s compensation committee. Mr. Lim’s resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

On December 30, 2024, Raymond Choy resigned from his position as a member of the Board of the Company, effective as of that date. Mr. Choy was a member of the Company’s compensation committee and the Chairman of the Company’s audit committee. Mr. Choy’s resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

On February 3, 2025, at a meeting of the Board, the Board appointed Mr. Robert McGuire to become an independent member of the Board effectively immediately, to fill one of the vacancies recently created by the resignation of two of the Company’s independent directors, Mr. Colin Lim and Mr. Raymond Choy. Also at this Board meeting, the Board took the following additional actions:

●	Appointed Mr. McGuire as a member of, and Chairman of, the Company’s Compensation Committee (this position formerly held by Mr. Colin Lim);

●	Appointed Louis Giordimaina as the interim Chairman of the Board; (this position formerly held by Mr. Jeffrey Wun) and

●	Appointed Richmon Akumiah as Chairman of the Company’s Audit Committee (this position formerly held by Mr. Raymond Choy)

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

Nominating and Governance Committee

Our board of directors established our Nominating and Governance Committee effective January 22, 2018, appointing Messrs. Busuttil, Choy and Lim as members, with Mr. Busuttil serving as chairman of this committee. On February 16, 2020, our board of directors voted to add Mr. Akumiah to this committee. On October 4, 2021, Mr. Busuttil resigned from his positions as a member and chairman of the board of directors (the “Board”) of the Company. On December 28, 2024, Colin Lim resigned from his position as a member of the Board, effective as of that date, whilst on December 30, 2024, Raymond Choy resigned from his position as a member of the Board of the Company Mr. Akumiah and Mr. McGuire are with Mr. Akumiah the current member of the Nominating and Governance Committee with Mr. Akumiah serving as chairman. The Nominating and Governance Committee is structured as follows: The primary purposes of our Nominating and Governance Committee are to (i) identify individuals qualified to become members of our board of directors and recommend to our board of directors the nominees for the next annual meeting of our stockholders and candidates to fill vacancies on our board of directors, (ii) recommend to our board of directors the directors to be appointed to committees of our board of directors and (iii) oversee the effectiveness of our corporate governance in accordance with regulatory guidelines and any other guidelines we establish, including evaluations of members of executive management, our board of directors and its committees. The role and responsibilities of our Nominating and Governance Committee are more fully set forth in a written Charter adopted by our board of directors and made available on our website at www.aerkomm.com.

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

Regulatory, Compliance & Government Affairs Committee

Our regulatory, compliance & government affairs committee currently consists of Mr. Robert McGuire and Akumiah, with Mr. Akumiah serving as chairman. The primary purposes of our regulatory, compliance& government affairs committee are to assist our board of directors by providing oversight of regulatory, compliance and governmental matters that may impact the Company, which including (i) overseeing our major compliance programs with respect to legal and regulatory requirements, except with respect to matters of financial compliance, (ii) overseeing compliance with any ongoing Corporate Integrity Agreements or similar undertakings by us with the U.S. Department of Justice, U.S. Securities and Exchange Commission, or any other government agency, (iii) reviewing with our Chief Compliance Officer the organization, implementation and effectiveness of our compliance programs and the adequacy of the resources for those programs, (iv) reviewing with our Chief Executive Officer the organization, implementation and effectiveness of our quality and compliance programs and the adequacy of the resources for those programs and (v) overseeing our exposure to risks relating to regulatory compliance matters. The role and responsibilities of our regulatory, compliance & government affairs committee are more fully set forth in a written charter adopted by our board of directors on September 25, 2018, which is available on our website at www.aerkomm.com.

Stockholder Communications with the Board of Directors

Our board of directors has established a process for stockholders to communicate with the board of directors or with individual directors. Stockholders who wish to communicate with our board of directors or with individual directors should direct written correspondence to our Corporate Secretary at Aerkomm Inc., 44043 Fremont Blvd., Fremont, California 94538.

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

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that, except with respect to option grants received by our executive officers and directors during the 2024 fiscal year with respect to which Forms 5 have not yet been filed,  all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the reporting period ended December 31, 2024 were timely filed. Additionally, one of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina,	2024	584,672	144,626		729,298
Chief Executive Officer and Interim Chief	2023	584,672	1,117,573	28,692	1,730,937
Financial Officer (2)	2022	567,999	460,157	71,088	1,099,244
Georges Caldironi (3)	2024	324,818	-	-	-
	2023	324,818	-	-	-
	2022	265,066	522,000	33,648	324,818
Jeffrey Wun,	2024	384,000	-	-	2,253,980
President and Chief Technology Officer (4)	2023	384,000	1,869,980	-	-
	2022	192,301			192,301

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer. On August 29, 2022, Mr. Giordimaina was also appointed as our interim Chief Financial Officer.

(3)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020. The option awards were granted to AA Twins, which is controlled by Mr. Caldironi, according to the consulting agreement.

(4)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Technology Officer since March 22, 2020.

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

Outstanding Equity Awards Fiscal Year Ended December 31, 2024 and 2023

As of December 31, 2024 and 2023, Mr. Wun had options outstanding and exercisable for 23,141 and 23,141 shares of our common stock at an average exercise price of $9.66 and $9.66 per share, respectively. As of December 31, 2022 and December 31, 2021, Mr. Giordimaina had options outstanding and exercisable for 366,099 and 291,099 shares of our common stock at an average exercise price of $6.56 and $6.21 per share. As of December 31, 2022 and 2021, Mr. Caldironi had options outstanding and exercisable for 99,676 and 24,676 shares of our common stock at an average exercise price of $8.91 and $8.82 per share, respectively. As of December 31, 2022 and 2021, Mr. Lin had options outstanding and exercisable for 19,605 and 19,605 shares of our common stock at an average exercise price of $10.33 and $10.33 per share, respectively.

	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Louis Giordimaina	December 31, 2024	18,750	-	-	$2.95	12/01/2034
	December 31, 2024	18,750	-	-	$2.86	09/01/2034
	December 31, 2024	18,750	-	-	$2.84	06/01/2034
	December 31, 2024	18,750	-	-	$2.99	03/01/2034
	December 31, 2024	18,750	-	-	$2.58	12/01/2033
	December 31, 2023	18,750	-	-	$2.58	09/01/2033
	December 31, 2023	351,500	-	-	$2.59	06/13/2033
	December 31, 2023	18,750	-	-	$2.89	06/01/2033
	December 31, 2023	18,750	-	-	$3.00	03/01/2033
	December 31, 2022	18,750	-	-	$4.26	12/01/2032
	December 31, 2022	18,750	-	-	$6.42	09/01/2032
	December 31, 2022	18,750	-	-	$8.94	06/01/2032
	December 31, 2022	18,750	-	-	$12.10	03/01/2032
	December 31, 2022	18,750	-	-	$2.72	12/01/2031
	December 31, 2022	150,000	-	-	$3.89	10/21/2031
	December 31, 2022	18,750	-	-	$4.12	09/01/2031
	December 31, 2022	43,599	-	-	$8.30	12/11/2030
	December 31, 2022	30,000	-	-	$3.96	07/02/2029
	December 31, 2022	30,000	-	-	$20.50	05/25/2028
	December 31, 2021	18,750	-	-	$2.72	12/01/2031
	December 31, 2021	150,000	-	-	$3.89	10/21/2031
	December 31, 2021	18,750	-	-	$4.12	09/01/2031
	December 31, 2021	43,599	-	-	$8.30	12/11/2030
	December 31, 2021	30,000	-	-	$3.96	07/02/2029
	December 31, 2021	30,000	-	-	$20.50	05/25/2028
Georges Caldironi	December 31, 2022	75,000	-	-	$8.94	06/01/2032
	December 31, 2022	2,000	-	-	$9.90	12/31/2031
	December 31, 2022	2,000	-	-	$7.25	12/29/2030
	December 31, 2022	18,676	-	-	$8.30	12/11/2030
	December 31, 2022	2,000	-	-	$14.20	02/29/2030
	December 31, 2021	2,000	-	-	$9.90	12/31/2031
	December 31, 2021	2,000	-	-	$7.25	12/29/2030
	December 31, 2021	18,676	-	-	$8.30	12/11/2030
	December 31, 2021	2,000	-	-	$14.20	02/29/2030
Jeffrey Wun	December 31, 2023	722,000	-	-	$2.59	06/13/2033
	December 31, 2022	14,141	-	-	$8.30	12/11/2030
	December 31, 2022	6,000	-	-	$3.96	07/02/2029
	December 31, 2022	3,000	-	-	$27.50	06/23/2027
	December 31, 2021	14,141	-	-	$8.30	12/11/2030
	December 31, 2021	6,000	-	-	$3.96	07/02/2029
	December 31, 2021	3,000	-	-	$27.50	06/23/2027

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jeffrey Wun, Chairman, President and Chief Technology Officer(3)	Common Stock	1,375,894	7.66%
Louis Giordimaina, Chief Executive Officer and Director(4)	Common Stock	787,048	4.38%
Georges Caldironi, Chief Operating Officer(5)	Common Stock	99,676	* %
Richmond Akumiah, Director(6)	Common Stock	45,630	* %
Raymond Choy, Director(7)	Common Stock	49,630	* %
Chih-Ming (Albert) Hsu, Director(8)	Common Stock	856,698	4.77%
Colin Lim, Director(9)	Common Stock	136,210	* %
Jan-Yung Lin, Secretary (10)	Common Stock	482,008	2.68%
Jeff T. C. Hsu, Director(13)	Common Stock	339,319	1.89%
All officers and directors as a group (11 persons named above)	Common Stock	4,520,570	25.17%
dMedia Inc (11)	Common Stock	2,237,428	12.46%
Sheng-Chun Chang(12)	Common Stock	1,320,284	7.35%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 17,962,613 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 15, 2024. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 579,687 shares of our common stock held directly; (ii) 120,914 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options; and (iii) 2,237,428 shares of our common stock owned by dMedia Holding LP. Through his ownership interest in dMedia Holding LP, Mr. Wun indirectly beneficially owns 348,721 shares of our common stock held by dMedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 1,888,707 shares of our common stock held by dMedia Holding LP.

(4)	Consists of 787,048 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 93,676 shares held directly and 6,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(6)	Consists of 45,630 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(7)	Consists of 49,630 shares of our common stock which Mr. Choy has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(8)	Represents (i) 3,312 shares of our common stock held directly by Mr. Hsu and (ii) 156,217 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options (iii) 2,237,428 shares of our common stock owned by dMedia Holding LP. Through his ownership interest in in dMedia Holding LP, Mr. Hsu indirectly beneficially owns 697,169 shares of our common stock held by dMedia Holding LP. Mr. Hsu disclaims beneficial ownership of the remaining 1,540,259 shares of our common stock held by dMedia Holding LP.

(9)	Consists of 136,210 shares of our common stock which Mr. Lim has the right to acquire within 60 days through the exercise of vested options but does not include 1,334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(10)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 19,605 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options. Does not include 348,731 shares of our common stock owned by Mr. Lin through his approximately 15.57% ownership interest in dMedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(11)	dMedia Inc. (formerly named dMedia Holding LP) was changed to C Corporation in 2022. Therefore, it is no longer that Mr. Wun has sole voting and dispositive power over these shares of our common stock.

(12)	Consists of (i) 881,500 shares of common stock held by Well Thrive Limited; (ii) 65,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang; and (iii) 373,503 of our common stock which Mr. Chang has the right to acquire within 60 days through the exercise of vested warrants (but does not include 451,127 shares of our common stock issuable upon the exercise of warrants not exercisable within 60 days). Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

(13)	Consists of 339,319 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of December 31, 2024.

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

Equity Compensation Plan Information

Our 2017 Equity Incentive Plan

On May 5, 2017, we established our 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was approved by our board of directors on May 5, 2017, and an amendment to increase the number of shares of our common stock available for grant under the 2017 Plan was approved by the board of directors on June 26, 2017. The 2017 Plan was approved by our stockholders at our annual meeting in 2018. The purpose of the 2017 Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Plan, as amended, is 2,000,000 shares. On October 21, 2021, the Board of Directors voted to increase the number of shares of common stock reserved for issuance under the Aerkomm 2017 Plan to 2,400,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the 2017 Plan. There were 423,961 shares available for grant under the 2017 Plan as of December 31, 2024.

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

Our 2023 Equity Incentive Plan

On June 13, 2023, we established our 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan was approved by our board of directors on June 13, 2023.

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

Director Independence

Our board of directors has determined that Robert McGuire and Richard Akumiah are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Audit Fees	$140,000	$140,000
Audit-Related Fees	150,000	150,000
Tax Fees	35,000	35,000
All Other Fees	40,000	40,000
TOTAL	$365,000	$365,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by WWC, P.C. for our financial statements as of and for the year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
2.3	Description of Registered Securities
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
4.2	Convertible Bond dated December 7, 2022 issued to World Praise Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2022)
4.3	2017 Aerkomm Inc. Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Annual report on Form 10-K/A filed on September 4, 2024).

4.4	2023 Aerkomm Inc. Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Annual report on Form 10-K/A filed on September 4, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)

10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)
10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)

10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38*	Reserved
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41b	Amendment No 2 to Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated April 25, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 22, 2022)
10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)
10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)
10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)
10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019
10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)
10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)
10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)

10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)
10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)
10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)
10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)
10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)
10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)
10.64	Joint Venture Agreement between the Company and Sakai Display Products Corporation dated January 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2022)
10.65	Independent Contractor Agreement with Y. Tristan Kuo dated August 29, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2022)
10.66	Stock Purchase Agreement dated September 4, 2022 by and between Aerkomm Inc. and Sakai Display Products Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.67	Subscription Agreement dated June 28, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.68	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.69	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.70	Investment Conversion and Bond Purchase Agreement dated December 7, 2022 by and between Aerkomm Inc. and World Praise Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022)
10.71	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on July 10, 2023)

10.72	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed on July 10, 2023)
10.73	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed on July 10, 2023)
10.74	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed on July 10, 2023)
10.75	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on July 10, 2023)
10.76	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed on July 10, 2023)
10.77	Nonbinding Cooperation Agreement between New Sky Satellites B.V. (SES) and Aerkomm Inc. dated January 10, 2022(Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed on July 10, 2023)
10.78	Letter of Intent between Aerkomm Inc. and Ejectt Inc. dated July 28, 2023. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 31, 2023)
10.79	Form of common stock subscription agreement entered into on July 20, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023)
10.80	Share Purchase Agreement dated July 31, 2023 by and among Aerkomm Inc., Mesh Technology Taiwan Limited and Mixnet Technology Limited. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2023)
10.81	Merger Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AKOM Merger Sub, Inc., AERKOMM Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.82	Sponsor Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Sponsor LLC, IX Acquisition Corp. and AERKOMM Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.83	Company Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AERKOMM Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 4, 2024)
10.84	Form of Amended and Restated Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 4, 2024)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1*	List of Subsidiaries
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Taiwan MODA Satellite License (Original) (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on July 10, 2023)
99.2	Taiwan MODA Satellite License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed on July 10, 2023)
99.3	Taiwan National Communications Commission License (Original) (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on July 10, 2023)
99.4	Taiwan National Communications Commission License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed on July 10, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive Compensation Plan or Agreement

ITEM 16. FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

AERKOMM INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 and 2023

Audited Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and stockholders of Aerkomm Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aerkomm Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities during the year ended December 31, 2024. The company had a working capital deficit as of December 31, 2024. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Prepayments for Land

We assessed valuation and rights and obligations of the prepayments for land as a critical audit matter. As discussed in Note 7 to the consolidated financial statements, as of December 31,2024, the Company’s total of prepayments for land was $40.22 million which was quantitatively material to the financial statements as a whole. The auditing of prepayments for land required challenging, subjective and complex judgment and assumptions regarding the estimation of the land’s value to determine that the balance is reasonable and not materially misstated, and the status of the title is appropriately disclosed.

The principal audit procedures we performed to address this critical audit matter included the following, among others:

●	Reviewed the land purchase agreement and subsequent amendments to assess the validity of the transaction.

●	Conducted an on-site visit to verify the land’s existence and examined prepayment records to confirm the original purchase cost.

●	Obtained a legal opinion regarding the transferability of the land without restrictions.

●	Performed market research on recent sales transactions of parcels of land in the same area and compared recent results with the government-published city growth rate index for real estate.

Intangible Assets

We assessed the valuation of intangible assets as a critical audit matter. As discussed in Note 9, as of December 31, 2024 the Company’s intangible assets were $11.27 million which was quantitatively material to the financial statements as a whole. The auditing of intangible assets required challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows derived from intangible assets to assess whether the carrying amounts were recoverable.

The principal audit procedures performed to address this critical audit matter included the following, among others:

●	Reviewed management’s assessment of qualitative and quantitative factors.

●	Performed a sensitivity analysis on management’s qualitative and quantitative impairment assessment. Obtained an understanding of the underlying methodology and evaluated significant assumptions and estimates associated with cash flow projections- particularly those related to future revenue, cost of sales and operating expenses- to assess the impact of changes in assumptions on fair values.

●	Independently confirmed with a third-party potential buyer on their procurement plans within the planned payloads budget to support management’s claim on sales forecasts.

●	Assessed the reasonableness between estimated cost of sales by comparison with historical vendor invoice or contract.

●	Examined the amortization method and remaining useful life and recalculated the net value.

Goodwill

We assessed the valuation of goodwill as a critical audit matter. As discussed in Note 10, as of December 31, 2024 the Company’s goodwill was $4.57 million which was quantitatively material to the financial statements as a whole. The auditing of goodwill required challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows of the reporting unit to assess whether the carrying value of the reporting unit exceeded its fair value.

Our principal audit procedures performed to address the carrying value of the goodwill and related impairment, included the following:

●	Assessed management’s analysis of the allocation of goodwill to the appropriate reporting unit.

●	Reviewed management’s assessment of qualitative and quantitative factors.

●	Performed a sensitivity analysis on management’s qualitative and quantitative impairment assessment. Obtained an understanding of the underlying methodology and evaluated significant assumptions and estimates associated with cash flow projections- particularly those related to future revenue, cost of sales, operating expenses, and the discount rate -- to assess the impact of changes in assumptions on fair values.

●	Independently confirmed with a third-party potential buyer on their procurement plans within the planned payloads budget to support management’s claim on sales forecasts.

●	Assessed the reasonableness between estimated cost of sales by comparison with historical vendor invoice or contract.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, CA

August 18, 2025

We have served as the Company’s auditor since 2022.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

	As of Year Ended December 31
	2024	2023

ASSETS
CURRENT ASSETS
Cash	$93,974	$4,202,797
Short-term investment	107	1,156,875
Accounts receivable - related parties	-	41,088
Inventories, net	1,007,461	170,892
Prepaid expenses	195,633	158,171
Other receivable - related parties	4,155,511	2,147,501
Other receivable	383,216	122,024
Other current assets	90,651	65,937
Total Current Assets	5,926,553	8,065,285

NON-CURRENT ASSETS
Long-term Investment, net	2,127,249	5,013,814
Property and Equipment, net	5,478,227	2,350,868
Intangible asset, net	11,279,893	13,024,692
Prepayment for land	40,223,001	40,114,286
Prepayment for equipment	-	324,866
Right of use assets, net	176,406	221,417
Prepayment for equipment and intangible assets – customer projects – related parties	2,146,807	2,076,138
Prepayment for equipment and intangible assets – customer projects	279,710	8,326,017
Restricted cash	15,253	3,225,905
Deposits	392,907	534,515
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	66,693,272	79,786,337

Total Assets	$72,619,825	$87,851,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$6,976,721	$5,712,244
Convertible long-term bonds payable – current	200,000	10,303,775
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	5,410,000	-
Accounts payable	2,489,080	1,900,317
Accrued expenses	8,260,411	5,995,972
Other payable - related parties	1,168,597	726,802
Other payable	10,435,027	8,057,112
Prepayment from customer - related party	5,323,044	6,534,908
Contract liability - current	762,000	-
Term loan	-	5,045
Lease liabilities - current	168,251	168,433
Total Current Liabilities	64,366,331	62,577,808

NON-CURRENT LIABILITIES
Convertible long-term bonds payable	-	200,000
Contract liability - non-current	-	762,000
Lease liabilities - non-current	56,303	120,932
Restricted stock deposit liability	-	1,000
Total Liabilities	64,422,634	63,661,740

COMMITMENT AND CONTINGENCIES (NOTE 25)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 18,352,613 shares issued and outstanding as of December 31, 2024, and 16,720,451 shares (excluding 149,162 unvested restricted shares) issued and outstanding as of December 31, 2023	18,352	16,720
Additional paid-in capital	114,391,555	97,015,470
Subscribed capital	527,783	5,004,000
Accumulated deficit	(106,674,555)	(77,479,704)
Accumulated other comprehensive loss	(65,944)	(366,604)
Total Stockholders’ Equity	8,197,191	24,189,882

Total Liabilities and Stockholders’ Equity	$72,619,825	$87,851,622

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2024 and 2023

	For Years Ended December 31
	2024	2023

Sales - related party	$1,294,202	$575,395
Sales - others	48,729	155,695
Total Sales	1,342,931	731,090
Cost of goods sold - related party	1,021,563	461,827
Cost of goods sold - others	123,600	1,349,049
Total Cost of Goods Sold	1,145,163	1,810,876
Gross Profit/(Loss)	197,768	(1,079,786)

Operating Expenses	24,117,347	15,830,119

Impairment Loss on Goodwill	-	4,560,619
LOSS FROM OPERATIONS	(23,919,579)	(21,470,524)

NON - OPERATING INCOME (LOSS)
Unrealized investment loss	(33,021)	(105,796)
Foreign currency exchange loss	(10,329)	(131,213)
Other income	60,045	158,355
Redemption loss	-	(855,620)
Interest expense	(1,164,631)	(1,509,429)
Change in fair value of SAFE liabilities	(412,800)	-
Impairment loss on investment	(3,699,278)	-
Other gain (loss), net	(12,858)	82,904
Net non - operating loss	(5,272,872)	(2,360,799)

LOSS BEFORE INCOME TAXES	(29,192,451)	(23,831,323)

INCOME TAX EXPENSE	2,400	2,400

NET LOSS	$(29,194,851)	$(23,833,723)

OTHER COMPREHENSIVE LOSS
Change in foreign currency translation adjustments	300,660	7,370

TOTAL COMPREHENSIVE LOSS	$(28,894,192)	$(23,826,353)

NET LOSS PER SHARE-BASIC AND DILUTED, COMMON STOCK:	(1.60)	(2.04)

Weighted Average Number of Common Stock Outstanding
Basic & Diluted	18,207,819	11,672,020

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	loss	Total
BALANCE, December 31, 2022	9,720,003	$9,720	$79,078,005	$-	$(53,645,981)	$(373,974)	$25,067,770
Issuance of common stock	7,000,448	7,000	16,493,000	-	-	-	16,500,000
Stock compensation expense	-	-	1,444,465	-	-	-	1,444,465
Capital injection	-	-	-	5,004,000	-	-	5,004,000
Net loss for the year	-	-	-	-	(23,833,723)	-	(23,833,723)
Foreign currency translation adjustments	-	-	-	-	-	7,370	7,370
BALANCE, December 31, 2023	16,720,451	16,720	97,015,470	5,004,000	(77,479,704)	(366,604)	24,189,882
Issuance of common stock	1,483,000	1,483	8,896,517	(5,004,000)	-	-	3,894,000
Vesting of restricted shares	149,162	149	851	-	-	-	1,000
Stock compensation expense	-	-	5,427,717	-	-	-	5,427,717
Stock subscription	-	-	-	527,782	-	-	527,782
Settlement of accrued expense through accelerated vesting of stock option	-	-	3,051,000	-	-	-	3,051,000
Net loss for the year	-	-	-	-	(29,194,851)	-	(29,194,851)
Foreign currency translation adjustments	-	-	-	-	-	300,660	300,660
BALANCE, December 31, 2024	18,352,613	$18,352	$114,391,555	$527,783	$(106,674,555)	$(65,944)	$8,197,191

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	For the Years Ended December 31
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,194,851)	$(23,833,723)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	2,249,106	1,430,166
Amortization of right of use assets	50,192	-
Stock-based compensation	5,427,717	1,444,465
Research and development expense - Reclassified	309,826	-
Gain or loss from disposal equipment	17,280	-
Change in fair value of SAFE liabilities	412,800	-
Unrealized losses on trading security	13,724	105,796
Amortization of bonds issuance costs	-	511,149
Impairment loss on Goodwill	-	4,560,619
Impairment loss on investment	3,699,278	-
Loss on inventories write off	-	1,327,788
Redemption loss	-	855,620
Change in operating assets and liabilities:
Accounts receivable - related parties	39,185	(41,088)
Inventories	(567,443)	310,452
Prepaid expenses	(54,698)	(1,626,933)
Prepayment for equipment and intangible assets – customer projects	3,952,458	-
Other receivable - related parties	-	252,329
Other receivable	(269,882)	(2,341)
Other current assets	(29,696)	(33,272)
Deposits	112,997	(219,500)
Accounts payable	611,213	(50,622)
Accrued expenses	5,461,682	3,446,193
Prepayment from customer – related party	(644,570)	5,276,122
Prepayment from customer – others	-	(94,634)
Other payable	2,483,498	3,836,063
Other payable, related parties	319,077	386,335
Operating lease liability	(48,816)	16,270
Long-term Liabilities	-	(3,041)
Net cash used in operating activities	(5,649,924)	(2,145,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of long-term investment	-	325,578
Prepayment for land	-	(4,237,427)
Disbursement for other receivable-related parties loans	(2,203,619)	(2,091,285)
Purchase of property and equipment	(88,717)	(1,738,705)
Purchase of intangible assets	-	(354,469)
Net cash used in investing activities	(2,292,336)	(8,096,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(960,731)	(330,848)
Proceeds from short-term loan	606,544	3,780,041
Repayment of convertible long-term bonds payable – current	(8,330,160)	-
Proceeds from issuance of common stock	3,894,000	5,004,000
Proceeds from stock subscription	527,782	-
Proceeds from SAFE notes	4,997,200	-
Proceeds from other payable - related parties	172,675	-
Repayment of long-term loan	-	(11,253)
Principal payment of finance lease liability	(12,083)	(11,412)
Net cash provided by financing activities	895,228	8,430,528

Net Decrease in Cash and Restricted Cash	(7,047,032)	(1,811,567)

CASH AND RESTRICTED CASH, beginning of Year	7,428,702	10,101,920

Foreign Currency Translation Effect on Cash and Restricted Cash	(272,443)	(861,651)
CASH AND RESTRICTED CASH, end of year	$109,227	$7,428,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash	$93,974	$4,202,797
Restricted cash	15,253	3,225,905
Total	$109,227	$7,428,702

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Cash paid during the year for income taxes	$2,400	$2,400
Cash paid during the year for interest	$115,367	$14,378

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in business combination	$-	$16,500,000
Vesting of restricted shares	$1,000	$-
Settlement of accrued salaries expense through accelerated vesting of options by the employee	$3,051,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company’s organization structure is as following:

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As result of the Company’s primary operations being in the area of research and development of communication equipment in the aerospace industry that is still in the testing phases, The Company has not yet been able to generate sustainable recurring revenue from the sales of its products, as it has only achieved limited sales; however, the Company does believe that it has made significant progress towards gaining approval from the U.S. Federal Aviation Administration (“FAA”) and other regulatory agencies, but success is not guaranteed.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of December 31, 2024, the Company had cash outflow from operating activities of approximately $6.0 million and had cash of approximately $0.1 million. The Company’s working capital deficit was approximately $58.4 million as of December 31, 2024. These conditions give rise to substantial doubt and uncertainty regarding the Company’s ability to continue as a going concern. If the Company is able to carry out its plans as detailed below, the Company could alleviate this doubt.

The Company has taken measures and is experiencing and anticipates developments that management believes will improve its financial position. These include that two of the Company’s current shareholders (the “Lenders”) have each committed to provide to the Company a $10 million bridge loan (together, the “Loan Commitments” and loans made under the Loan Commitments, “Loans”) for an aggregate committed principal amount of $20 million, to bridge the Company’s cash flow needs prior to its obtaining a mortgage loan to be secured by a parcel of land (the “Land”) that the Company purchased in Taiwan. The Lenders also agreed to an earlier closing of up to 25% of the principal amounts of the Loans upon the Company’s request prior to the time that title to the Land is vested in the Company’s subsidiary, Aerkomm Taiwan, to pay the outstanding payable to the Company’s vendors. On April 25, 2022, the Lenders further amended the commitment and agreed to increase the percentage of earlier closing amount from 25% to 100%, thus making the full $20 million of the Loan Commitments available to the Company.

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of December 31, 2024, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$136,071,529 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,850,213 of the $20 million in aggregate loan commitments from the two Lenders was still available as of December 31, 2024.

In connection with the planned Merger with IXAQ, the Company has obtained $35 million in private investment in public equity (“PIPE”) investment commitments and expects additional approximately $2.0 million in Simple Agreement for Future Equity (“SAFE”) investments to be funded before closing of the Merger. Further, the Company and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to the Company (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by the Company. In connection with the arrangement with Benchmark, the Company is targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $19.2 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of December 31, 2024, the Company expect approximately $28.4 million convertible notes and SAFE can be converted into equity upon Merger.

The Company believes it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. This assessment considers the Company’s current available cash, approximately $15.9 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $28.4 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the Company’s capital resources and reduce cash obligations. The Company also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, the Company expects to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.9 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are existing investors in the Company and have a strong interest in its success), slowing the pace of hiring and other investments that the Company would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales. In conclusion, per the non-binding term sheet agreement aforementioned, the Company will be able to fund the operations and development for the next 12 months.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year end date is December 31.

The Company’s management discovered errors in previously issued financial statements as of December 31, 2023, and for the year then ended 2023, The financial statements should no longer be relied upon. The Company restated its financial statements as of and for the year ended December 31, 2023.

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

The Company has included in this report certain restated items on the previously issued balance sheet, statement of operations, statement of stockholders’ equity and statement of cashflow dated as of December 31, 2023 that were previously reported in the Original 10-K, to restate, in pertinent part, the following:

The Company’s financial statements for the 12-month period ended December 31, 2023 (the “Affected Period”), are restated in the Annual Report on Form 10-K/A (Amendment No. 1) to correct the Company’s accounting for certain debt previously characterized as long-term debt, as short-term debt instead. Also, due to the Company’s evidence indicating an intention to hold an investment for more than one year, the Company has reclassified the investment from short-term to long-term. Consequently, the valuation method has been adjusted from market value (used for short-term investments) to cost (used for long-term investments). In addition, a correction has been made to reclassify other receivable-related party loans to short-term loan-others, based on the confirmation letter. In addition, Credit Enhanced Zero Coupon Convertible Bonds has early redemption price at $10,303,775 and early redemption loss and default interest expenses are accrued. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Consolidated Financial Statements for further discussion.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom HK, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Beijing Yatai, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of Prior Year Presentation

Certain prior year cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2024 and 2023, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $4,700 and $35,000 as of December 31, 2024 and 2023, respectively.

The Company performs ongoing credit evaluation of its customers and requires no collateral. An allowance for credit loss and doubtful account is provided based on a review of the collectability of accounts receivable, and other receivable respectively. The Company determines the amount of allowance for credit loss and doubtful account by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from management’s estimates.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the year ended December 31, 2024 and 2023, the Company recorded $3,699,278 and $0 impairment charges for its investments, respectively.

Accounts receivable

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of December 31, 2024 and 2023, the Company had $0 and $41,088 Accounts Receivable, respectively. Allowances for expected credit losses were $0 as of December 31, 2024 and 2023.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory and writes off inventories that are considered obsolete.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. When value impairment is determined, the related assets are stated at the lower of fair value or book value. Significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation is computed by using the straight-line methods over the following estimated service lives: ground station equipment - 5 years, computer equipment - 3 to 5 years, furniture and fixtures - 5 years, satellite equipment - 5 years, vehicles - 5 to 6 years and lease improvement - 5 years or remaining lease term, whichever is shorter.

Upon sale or disposal of property and equipment, the related cost and accumulated depreciation are removed from the corresponding accounts, with any gain or loss credited or charged to income in the period of sale or disposal.

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the year ended December 31, 2024 and 2023.

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

As Aerkomm is currently still in the development stage and will not start generating recurring revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before the year 2023 are limited and uncertain, and due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 in 2023. Management has also evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the year ended December 31, 2024. As of December 31, 2024 and 2023, goodwill net of impairment was $4,573,819.

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

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that the Company entered into with four third parties set forth in Note 17, the Company determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. The Company will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss.

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

The carrying amounts of the Company’s cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term note payable and lease payable approximated the carrying amount as its interest rate is considered as approximate to the current rate for comparable loans and leases, respectively. The Company believes that the fair value of its long-term investment approximates its carrying amount based on management’s best estimate, given the investment’s restricted nature.

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023:

	Carrying Value at	Fair Value Measurement at December 31, 2024
	December 31, 2024	Level 1	Level 2	Level 3
Short-term investment	$107	$107	$-	$-
SAFE liability	$5,410,000	$-	$-	$5,410,000

	Carrying Value at	Fair Value Measurement at December 31, 2023
	December 31, 2023	Level 1	Level 2	Level 3
Short-term investment	$13,831	$13,831	$-	$-
SAFE liability	$-	$-	$-	$-

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

SAFE liability

Ending balance as of December 31, 2023	$-
Issuance of SAFE notes	4,997,200
Change in fair value of contingent consideration for acquisition	412,800
Ending balance as of December 31, 2024	$5,410,000

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly, by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. The Company operates and reports in one segment (“Defense and Aerospace Systems”) related to the delivery of sale of communications and sensing equipment and systems and the provision of technical support services for defense and aerospace applications to public and private sector. The Company generates revenues, earnings, net income, and cash flows through the single segment. The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial responsibility. The results of the reportable segment is derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are in conformity with accounting principles generally accepted in the United States. Management measures the performance of the segment on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenue less the related costs of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, the segment. The CODM assesses performance for Defense and Aerospace Systems segment and decides how to better allocate resources based on the segment strategy and net income (losses) that are reported on the Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial results.

Nonmonetary Transaction

The Company accounts for the issuance of shares of the Company’s common stock to acquired 100% of the ownership of Mixnet Technology Limited (Mixnet) for the year ended December 31, 2023 as a nonmonetary transaction under ASC 845. The Company measures nonmonetary exchanges at fair value unless the underlying transaction lacks commercial substance or the fair value of the shares issued, in which case the transaction would be measured based on the recorded amount of the shares relinquished. Because the transaction has commercial substance and the fair value of the Consideration Shares was reasonably determinable based on the Company’s common stock value at approximately $2.36 per share, the transaction was initially measured at the estimated fair value of the Consideration Shares issued.

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company’s revenue is composed of the sales of ground antenna units and provision of data connectivity service, and technical support services to third party and a related party. Revenue from product sales is recognized at a point in time, typically upon the product being picked up by the customer, when control transfers to the customer. For technical support services, if the service results in the customer receiving and consuming the benefits as the service is performed—such as ongoing support is recognized over time. Otherwise, if the benefit of the service is only transferred upon completion, revenue is recognized at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company adopted the provisions of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and the principal versus agent guidance within the new revenue standard. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation. Customers may make payments to the Company either in advance or in arrears.

In evaluating whether the Company is acting as a principal or an agent, management assesses whether the Company controls the specified goods or services before transferring them to the customer. This assessment considers whether the Company is primarily responsible for fulfilling the promise to provide the goods or services, has discretion in establishing pricing, and bears inventory or performance risk. Based on these factors, the Company has concluded that it acts as the principal in all of its sales and service arrangements and therefore recognizes revenue on a gross basis.

Disaggregated information of revenues by products/services are as follows:

	Year Ended December 31,
	2024	2023

Sales of ground antenna units (1)	$1,096,779	$613,670
Technical support service (1) (2)	246,152	117,420
Total	$1,342,931	$731,090

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time

Disaggregated information of revenues by regions are as follows:

	Year Ended December 31,
	2024	2023

Japan	$1,096,779	$-
Taiwan	246,153	731,090
Total	$1,342,932	$731,090

The Company recognized advance payments from its customers prior to revenue recognition as contract liability or prepayment from customer-related party until the revenue recognition performance obligation are met.

As of December 31, 2024 and 2023, the Company did not have any contract assets.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the years ended December 31, 2024 and 2023 were $4,619,748 and $1,335,849, respectively.

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

Foreign Currency Transactions

Foreign currency transactions are recorded in U.S. dollars at the exchange rates in effect when the transactions occur. Exchange gains or losses derived from foreign currency transactions or monetary assets and liabilities denominated in foreign currencies are recognized in current income. At the end of each period, assets and liabilities denominated in foreign currencies are revalued at the prevailing exchange rates with the resulting gains or losses recognized in statements of operations for the period.

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive loss as a separate component of stockholders’ equity.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,548,113 and 6,482,150 common stock equivalents, primarily stock options and warrants, for the year ended December 31, 2024 and 2023, respectively. For the fiscal year ended December 31, 2024 and 2023, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, which included Topic 280 “Segment Reporting”. This guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023. The Company adopted this ASU for the year ended December 31, 2024. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows. Refer to Note 26, Segment Information, for details.

Accounting Pronouncements Not Yet Effective

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These changes remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company believes the future adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheet, statements of (loss) income and comprehensive (loss) income and statements of cash flows.

NOTE 4 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and has been renewed automatically until terminated as indicated below. As of December 31, 2024, the Company had purchased 5,361 shares of its common stock with the fair value of $107. The securities were recorded as short-term investment with an accumulated unrealized loss of $19,297. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program with a different provider.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1.1 million as of December 31, 2023). Shinbao is a privately-held company in Taiwan. As of December 31, 2024, the stock title transfer is still under process. Given the Company’s intention to hold the investment in Shinbao for a period exceeding twelve months, the investment was reclassified from short-term investment to long-term investment.

As of December 31, 2024 and December 31, 2023, the fair value of the investment was as $107 and $13,831, respectively. For the years ended December 31, 2024 and 2023, the Company recorded unrealized losses on trading securities amounted to $13,724 and $105,796, respectively.

NOTE 5 - Inventories, net

As of December 31, 2024 and 2023, inventories consisted of the following:

	December 31, 2024	December 31, 2023

Satellite equipment for sale under development	$1,007,461	$170,892

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2024, the Company did not record any write-down of obsolete inventory. For the year ended December 31, 2023, the Company wrote-down $1,327,788 of obsolete inventory. The inventory write-down is included in “Cost of Goods Sold” in the consolidated statements of operations.

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of December 31, 2024 and 2023, prepaid expenses consisted of the following:

	December 31, 2024	December 31, 2023

Prepaid professional expense	$108,844	$110,043
Others	86,789	48,128
Prepaid expenses total	$195,633	$158,171

Prepayment for equipment and intangible assets – customer projects – related parties	$2,146,807	$2,076,138
Prepayment for equipment and intangible assets – customer projects	$279,710	$8,326,017

These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

As of December 31, 2024 and 2023, the balances of property and equipment were as follows:

	December 31, 2024	December 31, 2023

Ground station equipment	$5,361,192	$1,854,027
Computer software and equipment	2,915,256	2,847,119
Satellite equipment	275,410	275,410
Vehicle	332,616	337,637
Leasehold improvement	83,959	83,827
Furniture and fixture	38,532	38,637
Subtotal	9,006,965	5,436,657
Accumulated depreciation	(3,528,738)	(3,085,789)
Net	5,478,227	2,350,868
Prepayments - land	40,223,001	40,114,286
Prepaid equipment	-	324,866
Total	$45,701,228	$42,790,020

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $34,474,462 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,302,062 as of December 31, 2024 and 1,379,879 as of December 31, 2023) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of December 31, 2024, the title of the land has not transfer to the Company as the qualified license applications are still in progress from Taiwan National Communications Commission (“NCC“). As of the date of the issuance of these consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate

On November 15, 2022, the Company entered into another real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of December 31, 2024, the Company paid to the Seller 2 installments refundable prepayments of NT$145,800,000 (approximately $4,446,477 as of December 31, 2024) in total.

Depreciation expense was $495,671 and $601,618 for the year ended December 31, 2024 and 2023, respectively.

NOTE 8 - Long-term Investment, net

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

As of December 31, 2024 and 2023, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment, respectively. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since the Company sold 5,000,000 shares of the 6,000,000 pledged shares and then later acquired 5,000,000 Ejectt shares once again, the Company used the average acquisition cost of NT$25.58 per share or NT$153,523,000 to determine the value of long-term investments as of December 31, 2023. During the year ended December 31,2024, the Company reviews several factors and determined that the decline in value of investment in Ejectt was other-than-temporary and recognized an impairment of NT$101,123,141 (approximately US$3.1 million). As of December 31, 2024, the value of investment in Ejectt was NT$52,399,859 (approximately US$1.6 million).

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

Aerkomm Taiwan Inc. held a shareholders’ meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction. As of the date of the report, the review is still ongoing. For the years ended December 31, 2024 and 2023, the Company recorded impairment of $3,149,625 against investment in Ejectt, respectively.

As of December 31, 2024 and 2023, 6,000,000 shares of Ejectt’s common stock were restricted.

As of December 31, 2024, through Aerkomm Taiwan and Aircom Telecom the Company held approximately 9.22% of the issued and outstanding shares of Ejectt.

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

During year ended December 31, 2023, the Company disposed of the AnaNaviTek stock for amount of $325,578.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,067,399 and $1,143,044, as of December 31, 2024 and 2023, respectively) as downpayment. Shinbao is a privately-held company in Taiwan. During the year ended December 31,2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.5 million). As of December 31, 2024, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.5 million). For the years ended December 31, 2024 and 2023, the Company recorded impairments of $549,653 and $0 against prepaid investment in Shinbao.

As of December 31, 2024 and 2023, the long-term investment was as follows:

	Investment in Ejectt	Investment in Shinbao	Total
January 1, 2023	$5,013,814	$-	$5,013,814
Addition	-	-	-
December 31, 2023	5,013,814	-	5,013,814
Reclassified from short-term investment	-	1,143,044	1,143,044
Impairment	(3,149,625)	(549,653)	(3,699,278)
Exchange rate adjustment	(266,145)	(64,186)	(330,331)
December 31, 2024	$1,598,044	$529,205	$2,127,249

NOTE 9 - Intangible Asset, Net

As of December 31, 2024 and 2023, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2023	$4,950,000	$(3,547,500)	$1,402,500
Addition	12,456,469	(834,277)	11,622,192
December 31, 2023	17,406,469	(4,381,777)	13,024,692
Addition	15,134	(1,753,435)	(1,738,301)
Exchange rate adjustment	(23,458)	16,960	(6,498)
December 31, 2024	$17,398,145	$(6,118,252)	$11,279,893

Amortization expense was $1,753,435 and $828,548 for each of the year ended December 31, 2024 and 2023.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending December 31, 2025	$1,657,315
Twelve months ending December 31, 2026	1,244,814
Twelve months ending December 31, 2027	1,244,814
Twelve months ending December 31, 2028	1,244,814
Twelve months ending December 31, 2029 and thereafter	5,888,136
Total	$11,279,893

Note 10 - Goodwill

As of December 31, 2024 and 2023, the goodwill were as follows.

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2023	$4,561,037	$-	$4,561,037
Addition	4,573,819	(4,561,037)	12,782
December 31, 2024 and 2023	$9,134,856	$(4,561,037)	$4,573,819

There is $0 and $4,561,037 impairment loss on goodwill was recognized for year ended December 31, 2024 and 2023 for all past merger activities.

As Aerkomm is currently still in the development stage and will not start generating recurring revenue until after late 2025. Management has evaluated that the potential benefits of the acquisitions before year 2023 is limited and uncertain. Due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 for the year ended December 31, 2023 by performing the two-step goodwill impairment test.

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

Management has evaluated that the potential benefits of the acquisitions and decided that there was no impairment on goodwill for the year ended December 31, 2024 performing the two-step goodwill impairment test.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Goodwill as a result of the acquisition of Mixnet and its subsidiary is calculated as follows;

Total purchase considerations	$16,500,000
Fair Value of tangible assets acquired:
Cash	66,278
Other receivable	3,513
Prepaid expenses and other current assets	2,872
Intangible assets	12,102,000
Total identifiable assets acquired	12,174,663

Fair value of liabilities assumed:
Loan payable - current	(50,403)
Prepayment from customer	(94,634)
Other payable	(24,203)
Loan from stockholder - non-current	(79,242)
Total liabilities assumed	(248,482)
Net identifiable liabilities assumed	11,926,181
Goodwill as a result of the acquisition	$4,573,819

NOTE 11 - Other Payable and Accrued Expenses

Nature	December 31, 2024	December 31, 2023

Outside service, professional, and consultant fee	$3,947,677	$3,553,169
Land commission payable	1,288,561	1,379,879
Interest payable	2,086,390	1,037,126
Bonus, health insurance, and payroll taxes	1,049,191	716,786
R&D supplies	673,567	448,996
Employee reimbursement	281,106	348,308
Office expense	63,354	58,014
Others	1,045,182	514,834
Total	$10,435,028	$8,057,112

The Company also notes that $7,221,765 from the total accrued expenses balance of $8,260,411 as of December 31, 2024 was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023. As of December 31, 2024, approximately $3.1 million accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of approximately $3.1 million in unpaid salary.

NOTE 12 - Operating and Finance Leases

As of December 31, 2024, the Company had four operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating lease	1.44 Years	1.97 Years
Finance lease	- Years	0.85 Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	3.82%

The supplemental balance sheet information related to leases for the period is as follows:

	December 31, 2024	December 31, 2023
Operating leases
Right of use assets	176,406	212,615

Lease Liability – current portion	168,251	168,433
Lease Liability – net of current portion	56,303	120,932
Total operating lease liabilities	$224,554	$289,365

Financing leases
Right of use assets	-	8,802

Lease Liability – current portion	-	12,669
Total financing lease liabilities	$-	$12,669

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 and 2023:

Operating Leases

	December 31, 2024	December 31, 2023

Lease expense	$128,088	$130,250
Sublease rental income	(7,923)	(8,546)
Net lease expense	$120,165	$121,704

Finance Leases

	December 31, 2024	December 31, 2023

Amortization of right-of-use asset	$8,814	$10,903
Interest on lease liabilities	257	699
Total finance lease cost	$9,071	$11,602

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending December 31, 2025	$175,568
Twelve months ending December 31, 2026	57,216
Total lease payments	$232,784
Less: Imputed interest	(8,230)
Present value of lease liabilities	$224,554
Current portion	(168,251)
Non-current portion	$56,303

NOTE 13 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of December 31, 2024, the outstanding loan balance was $914,913 (NTD 30,000,000). This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary fundings as of December 31, 2024 and 2023, were $4,149,787 (NTD 136,071,529) and $4,600,235 (NTD 133,110,000), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of December 31, 2024 and 2023, the outstanding balance under the Credit Loan Agreement was $29,226 and $48,987, respectively.

During the year ended December 31, 2023, the entire balance of Zero Coupon Bond (see Note 15) was tendered for redemption. Therefore, the related conversion feature was paused and being forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of December 31, 2024, the remaining balance of $2,178,324 including unpaid interest owed on the bonds, plus any additional accrued interest was reclassified to short-term loan and expected to be repaid within the next few months.

On April 23, 2024, the Company entered into a premium finance agreement with First Insurance Funding to finance its annual directors and officers insurance. Pursuant to the agreement, First Insurance Funding agreed to the unpaid balance of $93,500 of the total premium s, taxes and fees of $110,000. The loan bears interest at an annual rate of 9.45% and is payable in ten monthly installments of $9,760. As of December 31, 2024, the outstanding balance under this agreement was $29,126.

NOTE 14 – Term Loan

The Company has a car loan credit line of NT$1,500,000 (approximately US$46,978 as of March 31, 2024 and US$48,988 as of December 31, 2023), which matures on May 21, 2024, from a Taiwan financing company with annual interest rate of 9.7%. The installment payment plan is 60 months to pay off the balance on the 21st of each month. As of December 31, 2024, the term loan has been paid off.

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and Ejectt stock 2,500,000 shares is pledged as collateral as of December 31, 2024, and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. During the year ended December 31, 2023, the entire balance of Zero Coupon Bond was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of December 31, 2024, the Company had repaid $8,330,160 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,178,324 owed on the bonds, plus any additional accrued interest, within the next few months.

As of December 31, 2024 and 2023, the long-term bonds payable consisted of the following:

	December 31, 2024	December 31, 2023

Current:
Early redemption convertible bonds payable- default	$-	$10,303,775

Non-current:
Coupon Bond	$-	$200,000

*	The convertible bonds payable net carrying value are calculated as following:

Net Carrying Value
Balance as of December 31, 2022	$8,937,006
Amortization of discount	511,149
Accretion to redemption value	855,620
Balance as of December 31, 2023	10,303,775
Repayment	(8,330,160)
Accrued interest	204,709
Tender for redemption	(2,178,324)
Balance as of December 31, 2024	$-

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of December 31, 2024 and 2023, were $204,709 and $40,070, respectively.

NOTE 16 - Convertible Long-term Notes Payable

On December 7, 2022, Aerkomm Inc. (the “Company”) entered into an investment conversion and note purchase agreement (the “Agreement”) with World Praise Limited, a Samoa registered company (“WPL”). Pursuant to the terms of this Agreement, (i) a subscription for the common stock of the Company in the amount of $3,175,200, which was entered into between WPL and the Company on June 28, 2022 and funded (the “June Subscription”), (ii) a subscription for the common stock of the Company in the amount of $5,674,000, which was entered into between WPL and the Company on September 15, 2022 and funded (the “September Subscription”), and (iii) a subscription for the capital stock of MEPA Labs, Inc. (“MEPA”), a wholly owned subsidiary of the Company, in the amount of $4,324,000, which was entered into between MEPA and the Company on June 28, 2022 and funded (the “MEPA Subscription,” and together with the June Subscription and the September Subscription, the “WPL Subscriptions”), the WPL Subscriptions in the aggregate totaling $13,173,200, were converted into loans to the Company evidenced by that certain convertible bond of the Company in favor of WPL and dated December 7, 2022 (the “Convertible Bond”)

In addition, and as indicated in the Agreement, WPL agreed to lend an additional $10,000,000 to the Company under the Convertible Note (the “New Loan”) and to cap the aggregate amount of loans to the Company under the Convertible Note, including the New Loan, the WPL Subscriptions and any future advances under the Convertible Note, at $30,000,000. The loan matures on second anniversary of the date of this convertible note.

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of December 31, 2024 and 2023. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest $1,930,614 as of December 31, 2024, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

NOTE 17 - SAFE Liabilities

In June and November, 2024, the Company entered into four Simple Agreement for Future Equity (“SAFE”) agreements with Hsiao Chia-Sung, Liu Ya Ting, Luk Fook Securities (HK) Ltd., and G-Tech Optoelectronics Corp. for a total of $4,997,200. The SAFE Agreements convert upon closing of the merger at $11.50 (“redemption price”) per share of common stock of IXAQ and the SAFE investors are eligible for additional incentive shares that will be issued by the merged company if following performance metrics are met in the five years following the closing of the Merger.

Under each SAFE, if the Merger has not occurred within two years from the issuance date of the SAFE, then upon a vote of a majority (based on the face amounts of the SAFEs) of the holders of SAFEs, the SAFEs will convert into equity of the Company at a price of $5.00 per share. If the Company experiences a dissolution event before conversion of the SAFEs, the holders of SAFEs will be treated like holders of standard non-participating preferred stock.

As of December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $5,410,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $11.55, a risk-free rate of 4.43%, and an annualized volatility of 48.1%. The Company had received aggregate proceeds of $4,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the year ended December 31, 2024, was $412,800.

NOTE 18 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2024 and 2023, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2024, Aerkomm is in discussion about the renewal of this project and has reclassified it as contract liability at this time.

NOTE 19 - Income Taxes

Income tax expense for the year ended December 31, 2024 and 2023 consisted of the following:

	For the Years Ended December 31,
	2024	2023

Current:
Federal	$-	$-
State	2,400	2,400
Total	$2,400	$2,400

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the year ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023

Tax benefit at statutory rate	$(4,747,929)	$(2,850,860)
Net operating loss carryforwards (NOLs)	2,714,658	2,776,874
Foreign investment losses (gains)	650,560	(428,590)
Stock-based compensation expense	1,139,800	303,300
Amortization expense	73,900	155,100
Accrued payroll	232,000	316,500
Unrealized exchange losses (gains)	(225,989)	(269,224)
Others	165,400	(700)
Tax expense at effective tax rate	$2,400	$2,400

Deferred tax assets (liability) as of December 31, 2024 and December 31, 2023 consist approximately of:

	December 31, 2024	December 31, 2023

Net operating loss carryforwards (NOLs)	$17,047,000	$14,831,000
Stock-based compensation expense	5,021,000	3,502,000
Accrued expenses and unpaid expenses payable	1,416,000	889,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	(358,000)	20,000
Excess of tax amortization over book amortization	(112,000)	(285,000)
Others	(48,000)	27,000
Gross	23,034,000	19,052,000
Valuation allowance	(23,034,000)	(19,052,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $4.0 million for the year ended December 31, 2024.

As of December 31, 2024 and 2023, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $33.3 million and $30.0 million, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2024 and December 31, 2023, the Company had State NOLs of approximately $30.4 and $46.4 respectively, available to reduce future state taxable income, expiring in 2042.

As of December 31, 2024 and 2023, the Company has Japan NOLs of approximately $1.1 million and $0.3 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of December 31, 2024 and 2023, the Company has Taiwan NOLs of approximately $4.5 million and $6.2 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of December 31, 2024 and 2023, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2024 and 2023, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 20 - Capital Stock

(1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2024 and December 31, 2023, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023

Restricted stock – vested	1,802,373	1,802,373
Restricted stock – unvested	-	149,162
Total restricted stock	1,802,373	1,951,535

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

On June 6, 2017, the Company issued 149,162 shares of common stock to Jeffrey Wun, the Company’s Chief Technology Officer, pursuant to a service agreement. The shares were subject to a performance-based vesting condition and were classified as restricted stock until the fulfillment of the specified condition. The shares were not considered outstanding until the vesting condition was met. On December 3, 2024, the performance condition was satisfied upon the occurrence of a specified triggering event, and the shares fully vested on that date.

(3)	Stock Warrant

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

(4) Stock subscription

From April to May 2024, various new subscribers subscribed for 109,280 shares of common stock of the Company, for an aggregated total of capital injection of $527,782 and for which the shares were issued to these new shareholders in February 2025.

NOTE 21 - Major Customer

The Company has one customer who is the Company’s related party, which represents 96.3% and 78.7% of the total sales of the Company for the years ended December 31, 2024 and 2023, respectively.

NOTE 22 - Major Vendors

	Purchase		Accounts Payable
Vendor	2024	2023	2024	2023
A	$-	$-	$1,564,627	$1,564,627
B	-	337,324	313,475	335,690
C	123,600	-	-	-
D	1,000,000	-	600,000	-
Total	$1,123,600	$337,324	$2,478,102	$1,900,317

NOTE 23 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President Aircom Japan, is the Director
Kevin Wong	Stockholder of Mixnet

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

a.	As of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Other receivable from:
- Loan:
EESquare JP [1]	$196,988	$154,698

WTL[4]	3,879,683	1,936,587
- Others:
EESquare JP [1]	19,063	19,160
Ejectt[3]	518	15,983
Kevin Wong[6]	37,288	-
Others[7]	21,971	21,073
Total	$4,155,511	$2,147,501

Prepaid expenses to Ejectt[3]	$2,146,807	$2,076,138

Prepayment from Ejectt[3]	$5,323,044	6,534,908

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	55,116	59,021
Ejectt[3]	353,004	-
StarJec[2]	100,025	111,702
Kevin Wong[6]	172,675	75,327
Others[7]	468,730	461,705
Total	$1,168,597	$726,802

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month as of December 31, 2024. $196,988 represents other receivable loans from EESquare JP as of December 31, 2024. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of December 31, 2024.

3.

Represents prepayment paid by Ejectt to order 6 sets of antennas from Aircom Telecom with prepayment of $1,243,247 as of December 31, 2023 and $2,146,807 as of December 31, 2024. As of June 17, 2023, Aerkomm Taiwan entered into an agreement with Ejectt to appoints Ejectt as its exclusive sales agent in Taiwan with NTD 20,000,000 security deposit (approximately $653,168 as of December 31, 2023 and $609,942 as of December 31, 2024). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,146,807 as of December 31, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $59,021 as of December 31, 2023 and $55,116 as of December 31, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $3,879,683 and $1,936,587 from WTL due to operational needs as of December 31, 2024 and December 31, 2023. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $75,327 (approximately NTD 1,222,000) as of December 31, 2023 and $172,675 (approximately NTD 5,322,000) as of December 31, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the years ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023

Purchase from Ejectt[1]	$-	$457,976
Cost of goods sold from Ejectt[1]	16,500	461,827
Connection Service income from Ejectt[2]	-	117,419
Revenue Income from Ejectt[3]	1,294,202	45,543
Other Income from WTL[6]	-	10,682
Non-operating service Income from StarJec[4]	-	2,757
Rental income charged from EESquare JP5	7,923	8,546
Rent expense from Ejectt[3]	-	2,858

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Connection service income represent service income received from connection service provided according to the exclusive agent in 2023.

3.

Represent sales of hardware and technical service perform to Eject for the year ended December 31, 2024, and represents other handling fees and consultant fees charged to Ejectt paid to Ejectt for the year ended December 31, 2023.

4.	Represents service income charged to StarJec for handling three service contracts by Aircom Japan for the period in 2023 and the contracts expired in June 2023.

5.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month.

NOTE 24 - Stock Based Compensation

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

On July 31, 2017, the Board of Directors approved to issue options for an aggregate of 109,000 shares under the Aerkomm 2017 Plan to 11 of its employees. One third (1/3) of these shares subject to the option shall vest commencing on the first anniversary of vesting start date and the remaining shares shall vest at the rate of 50% each year for the next two years on the same day of the month as the vesting start date.

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

On December 1, 2024, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On December 6, 2024, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested immediately.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $5,427,717 and $1,444,465 for the year ended December 31, 2024 and 2023, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the year ended December 31, 2024 and year ended December 31, 2023 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.41%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the year ended December 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	111,871	$3.3521	$1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	37,291	3.3521	1.0539
Options outstanding at December 31, 2023	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the year ended December 31, 2024 and the year ended December 31, 2023.

Of the shares covered by options outstanding as of December 31, 2024, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	1.75	3.3521	74,580	1.75	3.3521

As of December 31, 2024, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised during the year ended December 31, 2024 and 2023.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the year ended December 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2023	1,279,688	10.8161	7.3194
Granted	805,103	2.5605	1.9779
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	2,084,791	7.6279	5.2566
Granted	143,256	2.5800	1.9462
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	2,228,047	7.3897	5.1155

Activities related to unvested stock awards under Aerkomm 2017 Plan for the year ended December 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	11,000	3.5070
Granted	805,103	1.9779
Vested	(144,426)	2.1351
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	671,677	1.9691
Granted	143,256	1.9461
Vested	(566,957)	1.9478
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	247,976	2.0045

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of December 31, 2024, 1,980,071 are now exercisable; 1,091,004 shares will be exercisable in 2025. Information related to stock options outstanding and exercisable at December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,453,609	7.44	$3.0434	1,205,633	6.26	$3.2932
6.00 - 10.00	419,288	6.36	8.3356	419,288	6.36	8.3356
11.00 - 14.20	126,150	5.25	11.4688	126,150	5.25	11.4688
20.50 - 27.50	109,000	2.78	25.4982	109,000	2.78	25.4982
30.00 - 35.00	120,000	2.61	34.5479	120,000	2.61	34.5479
	2,228,047	6.61	7.3897	1,980,071	5.74	8.7320

As of December 31, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $497,056, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.51 years. No option was exercised during the year ended December 31, 2024 and the year ended December 31, 2023.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the year ended December 31, 2024 and the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2022	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2023	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at December 31, 2024	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2023	-	-
Granted	3,683,927	2.0420
Vested	(600,394)	2.0448
Forfeited/Cancelled	-	-
Options unvested at December 31, 2023	3,083,533	2.0415
Granted	-	-
Vested*	(2,117,747)	2.0415
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	965,786	2.0415

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $3.1 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 11)

Of the shares covered by options outstanding as of December 31, 2024, 2,718,141 shares are now exercisable. Information related to stock options outstanding and exercisable at December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/33/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/33/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,927	8.49	2.5914	2,718,141	7.80	2.5919

As of December 31, 2024, total unrecognized stock-based compensation expense related to stock options was approximately $1,971,643, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.49 years. No option was exercised during the year ended December 31, 2024.

NOTE 25 - Commitments and contingencies

As of December 31, 2024, the Company’s significant commitment is summarized as follows:

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims.

Commitment

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of the Company’s “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on the Company’s behalf a Supplemental Type Certificate (“STC”) from the European Aviation Safety Agency (“EASA”), as well as from the U.S. Federal Aviation Administration (“FAA”), for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement, or BASA, went into effect on September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency, or EASA, and the Civil Aviation Administration of China, or CAAC, while also ensuring high safety and environment standards will continue to be met. Pursuant to the terms of our Airbus agreement, Airbus agreed to provide the Company with the retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2024, although there is no guarantee that the project will be successfully completed in the projected timeframe.

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

NOTE 26 - Segment Information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 2. The key measure of segment profitability that the CODM, which is the Company’s CEO, uses to allocate resources and assess performance is consolidated net income (loss), as reported on the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment

	For the Years Ended December 31,
	2024	2023

Revenues	$1,342,931	$731,090
Less:
Cost of revenues	1,145,163	1,810,876
Sales and marketing expenses	42,186	65,712
Other operating expense	2,156,831	594,835
Research and development expenses	4,619,748	1,335,849
Salaries expenses	7,649,983	7,956,315
Professional fee	1,979,480	2,491,628
Amortization and depreciation expense	2,257,921	1,430,166
Foreign currency exchange loss	10,329	131,214
Interest expense	1,164,631	1,509,429
Change in SAFE liabilities	412,800	-
Stock based compensation	5,427,717	1,444,465
Amortization of bonds issuance costs	-	511,149
Redemption loss	-	855,620
Impairment loss of goodwill	-	4,560,619
Impairment loss on investment	3,699,278	-
Other (income) loss, net	(14,165)	(135,463)
Loss before income tax	(29,192,451)	(23,831,324)

Income tax expense	2,400	2,400
Net loss	$(29,194,851)	$(23,833,724)

NOTE 27 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

In February 2025, the Company issued an aggregate of 109,280 shares of its common stock to new shareholders in connection with the share subscription proceeds of $527,782 received from April to May 2024.

In February 2025, the Company issued an aggregate of 1,176,956 shares of its common stock to employees in connection with the exercise of stock options. These issuances were made pursuant to the accelerated vesting and exercise provisions agreed to by the employees in exchange for waiving their rights to receive an aggregate of approximately $3.1 million in unpaid salaries.

On February 6, 2025, the Company entered into a Memorandum of Understanding with Telesat Canada, designating the Company as a commercial partner in connection with Telesat’s Lightspeed low Earth orbit satellite network. The partnership aims to expand the Company’s capabilities in delivering secure, high-throughput satellite communications services across government and enterprise sectors.

On March 7, 2025, the Company received a formal notice from OneWeb regarding an update to its previously executed Distribution Partner Agreement dated October 1, 2024. The update modified certain exhibit terms related to pricing and service authorization, which may impact future operational planning and contract fulfillment.

On June 9, 2025 and July 23, 2025, the Company entered into two Simple Agreements for Future Equity (“SAFEs”) with G-Tech Global Pte. Ltd., a third-party investor. Under the terms of the SAFEs, the Company received aggregated gross proceeds of approximately $2.0 million. The SAFEs are non-interest-bearing. They remain outstanding until the occurrence of certain triggering events, including (i) an equity financing, (ii) a liquidity event such as a merger, acquisition, or other business combination, or (iii) a dissolution event. Upon an equity financing, the SAFEs will automatically convert into preferred shares at the lower of (a) the price per share of the new preferred stock multiplied by a discount rate of 80%, or (b) a price per share based on a valuation cap. In a liquidity event prior to conversion, the investor may elect to receive either a cash repayment equal to the SAFE purchase amount or to convert into common stock at a price per share based on the valuation cap.

On July 18, 2025, the Company and Invest Securities SA (Paris) (“Invest Securities”), entered into a Liquidity Agreement (the “Agreement”), pursuant to which, the Company appointed Invest Securities as its liquidity provider in connection with the Company’s common stock (the “Shares”) traded on the Professional Segment of the regulated market of Euronext Paris (“Euronext Paris”). The services of Invest Security is expected to enhance the liquidity of the Shares, improve the regularity of trading, and prevent volatility that is not warranted by the current market trends.  To enable Invest Securities to carry out the interventions provided for in this Agreement, the Company shall credit the liquidity account with the sum of €80,000 (Eighty Thousand Euro) and 28,500 Shares at the rate of €2.8 (Two point Eight Euro).

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2025

AERKOMM INC.

Name:	/s/ Louis Giordimaina
Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer and Director	August 18, 2025
Louis Giordimaina	(principal executive officer, principal financial and accounting officer)

/s/ Jeffrey Wun	Director	August 18, 2025
Jeffrey Wun

/s/ Robert McGuire	Director	August 18, 2025
Robert McGuire

/s/ Chih-Ming (Albert) Hsu	Director	August 18, 2025
Chih-Ming (Albert) Hsu

/s/ Jeff T. C. Shu	Director	August 18, 2025
Jeff T. C. Shu

/s/ Richmond Akumiah	Director	August 18, 2025
Richmond Akumiah