Form 10-Q
period 2025-03-31
Aerkomm Inc.
filed 2025-10-27
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of October 24, 2025, there were 19,638,849 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$89,871	$93,974
Short-term investment	107	107
Inventories, net	1,008,449	1,007,461
Prepaid expenses	221,014	195,633
Other receivable - related parties	4,109,314	4,155,511
Other receivable	382,807	383,216
Other current assets	90,580	90,651
Total Current Assets	5,902,142	5,926,553

NON-CURRENT ASSETS
Long-term Investment, net	2,101,612	2,127,249
Property and Equipment, net	1,552,919	1,728,227
Intangible asset, net	10,836,603	11,279,893
Construction in progress	3,750,000	3,750,000
Prepayment for land	40,169,413	40,223,001
Right of use assets, net	149,379	176,406
Prepayment for equipment and intangible assets – customer projects – related parties	736,027	2,146,807
Prepayment for equipment and intangible assets – customer projects	279,710	279,710
Restricted cash	15,253	15,253
Deposits	384,904	392,907
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	64,549,639	66,693,272

Total Assets	$70,451,781	$72,619,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$7,311,275	$6,976,721
Convertible long-term bonds payable – current	200,000	200,000
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	5,460,000	5,410,000
Accounts payable	2,485,170	2,489,080
Accrued expenses	8,311,810	8,260,411
Other payable - related parties	1,238,485	1,168,597
Other payable	11,289,848	10,435,027
Prepayment from customer - related party	5,470,434	5,323,044
Contract liability - current	762,000	762,000
Lease liabilities - current	138,602	168,251
Total Current Liabilities	65,840,824	64,366,331

Long-term Liabilities
Lease liabilities - non-current	25,654	56,303
Total Long-Term Liabilities	25,654	56,303

Total Liabilities	65,866,478	64,422,634

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.001 par value,90,000,000 shares authorized, 19,638,849 and 18,352,613 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	19,638	18,352
Additional paid-in capital	115,509,627	114,391,555
Subscribed capital	-	527,783
Accumulated deficit	(110,353,287)	(106,674,555)
Accumulated other comprehensive loss	(590,675)	(65,944)
Total Stockholders’ Equity	4,585,303	8,197,191

Total Liabilities and Stockholders’ Equity	$70,451,781	$72,619,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31
	2025	2024
	(Unaudited)	(Unaudited)

Net sales	-	18,480
Service income - related party	-	34,775
Total Sales	-	53,255

Cost of sales	-	38,116
Total cost of sales	-	38,116

Gross margin	-	15,139

Operating expenses	3,079,484	5,108,102

LOSS FROM OPERATIONS	(3,079,484)	(5,092,963)

NON - OPERATING INCOME (LOSS)
Unrealized investment gain	-	672
Foreign currency exchange loss	(50,614)	(688,595)
Other income	3,041	-
Interest expense	(267,229)	(286,631)
Change in SAFE liabilities	(50,000)	-
Loss on deconsolidation of subsidiaries	(234,454)	-
Other income (loss), net	8	(12,656)
Net non - operating loss	(599,248)	(987,210)

LOSS BEFORE INCOME TAXES	(3,678,732)	(6,080,173)

INCOME TAX EXPENSE	-	2,400

NET LOSS	(3,678,732)	(6,082,573)

OTHER COMPREHENSIVE LOSS
Change in foreign currency translation adjustments	(550,029)	(669,236)

TOTAL COMPREHENSIVE LOSS	$(4,228,761)	$(6,751,809)

NET LOSS PER COMMON SHARE:
Basic	(0.20)	(0.34)
Diluted	(0.20)	(0.34)

Weighted Average Shares Outstanding - Basic	18,609,860	17,839,228
Weighted Average Shares Outstanding - Diluted	18,609,860	17,839,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2024

	Common stock		Additional paid in	Capital	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Injection	Deficit	loss	Total
BALANCE, December 31, 2023	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	$24,189,882
Issuance of common stock	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	633,048	-	-	-	633,048
Foreign currency translation adjustments	-	-	-	-	-	(669,236)	(669,236)
Net loss for the period	-	-	-	-	(6,082,573)	-	(6,082,573)
BALANCE, March 31, 2024	17,813,451	$17,813	$104,205,425	$-	$(83,562,277)	$(1,035,840)	$19,625,121

For the three months ended March 31, 2025

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	loss	Total
BALANCE, December 31, 2024	18,352,613	$18,352	$114,391,555	$527,783	$(106,674,555)	$(65,944)	$8,197,191
Issuance of common stock	109,280	109	527,674	(527,783)	-	-	-
Cashless exercise of stock options	1,176,956	1,177	(1,177)	-	-	-	-
Stock compensation expense	-	-	591,575	-	-	-	591,575
Net loss for the period	-	-	-	-	(3,678,732)	-	(3,678,732)
Deconsolidation of subsidiaries	-	-	-	-	-	25,298	25,298
Foreign currency translation adjustments	-	-	-	-	-	(550,029)	(550,029)
BALANCE, March 31, 2025	19,638,849	$19,638	$115,509,627	$-	$(110,353,287)	$(590,675)	$4,585,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,678,732)	$(6,082,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573,921	506,980
Amortization of right of use assets	29,641	-
Stock-based compensation	591,575	633,048
Change in fair value of SAFE liabilities	50,000	-
Unrealized losses on trading security	-	(672)
Loss on disposal of subsidiaries	234,454	-
Change in operating assets and liabilities:
Accounts receivable		41,088
Prepaid expenses	(32,811)	-
Other receivable	(1,962)	-
Other current assets	(1,032)	(1,271,205)
Deposits	6,798	3,418
Accounts payable	-	(2,497)
Accrued expenses	625,963	2,620,514
Other payable	942,827	-
Other payable, related parties	76,373	-
Operating lease liability	(7,327)	14,401
Net cash used in operating activities	(590,312)	(3,537,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for land	-	(346,070)
Disbursement for other receivable-related parties loans	(114,199)	(331,375)
Proceeds from other receivable-related parties loans	122,017	-
Cash outflow from disposal of subsidiaries	(2,741)	-
Purchase of property and equipment	-	(11,275)
Net cash provided by (used in) investing activities	5,077	(688,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	556,149	1,349,995
Repayment of short-term loan	(32,926)	-
Repayment of long-term bond payable	-	(7,251,237)
Repayment of long-term loan	-	(3,086)
Proceeds from subscribed capital	-	(5,004,000)
Proceeds from issuance of common stock	-	6,558,000
Payment on finance lease liability	-	(2,826)
Net cash provided by (used in) financing activities	523,223	(4,353,154)

Net Decrease in Cash and Restricted Cash	(62,012)	(8,579,372)

CASH AND RESTRICTED CASH, beginning of Period	109,227	7,428,702

Foreign Currency Translation Effect on Cash and Restricted Cash	57,909	1,269,445

CASH AND RESTRICTED CASH, end of Period	$105,124	$118,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$1,854	$-

CASH AND RESTRICTED CASH:
Cash	$89,871	$103,756
Restricted cash	15,253	15,019
Total	$105,124	$118,775

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of common stock	$527,783	$-
Cashless exercise of stock options	$1,177	$-

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

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. On November 9, 2021, Aircom Japan changed its name to Aerkomm Japan, Inc. (“Aerkomm Japan”) and its ownership was transferred from Aircom to Aerkomm. The purpose of Aerkomm Japan is to conduct business development and operations located within Japan. Aerkomm Japan is in the process of applying for, and intends to be the holder of, Satellite Communication Blanket License in Japan, which is necessary for Aerkomm to provide services within Japan. Aerkomm Japan also provide local supports to airlines operating within the territory of Japan.

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

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. On November 9, 2021, Aircom Japan changed its name to Aerkomm Japan, Inc. (“Aerkomm Japan”) and its ownership was transferred from Aircom to Aerkomm. The purpose of Aerkomm Japan is to conduct business development and operations located within Japan. Aerkomm Japan is in the process of applying for, and intends to be the holder of, Satellite Communication Blanket License in Japan, which is necessary for Aerkomm to provide services within Japan. Aerkomm Japan also provide local supports to airlines operating within the territory of Japan.

Aircom Telecom LLC (“Aircom Taiwan”), which became a wholly owned subsidiary of Aircom in December 2017, was organized under the laws of Taiwan on June 29, 2016. Aircom Taiwan is responsible for Aircom’s business development efforts and general operations within Taiwan.

On June 13, 2018, Aerkomm established a then wholly owned subsidiary, Aerkomm Taiwan Inc. (“Aerkomm Taiwan”), a corporation formed under the laws of Taiwan. The purpose of Aerkomm Taiwan is to purchase a parcel of land and raise sufficient funds to build and operate a ground station for data processing. As operation of such a ground station would, as a matter of local law, require that Aerkomm Taiwan not be a majority foreign-owned entity, on December 29, 2022, Aerkomm and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Contract”) pursuant to the terms of which Aerkomm agreed to transfer a majority interest of 25,500,000 shares (the “Shares”) of Aerkomm Taiwan (51% of the issued and outstanding shares of Aerkomm Taiwan) to the Buyer for NT$255,000,000 (approximately $8,300,000). The Buyer has not yet paid for the transferred shares and under the terms of the equity sales contract Aerkomm has the right to demand that the transferred shares be returned.

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

On December 27, 2024, the Ministry of Foreign Affairs of the People’s Republic of China issued Decree No. 16, designating Aerkomm Inc. among several U.S. and foreign companies subject to countermeasures under the Law of the People’s Republic of China on Countering Foreign Sanctions. The decree ordered the freezing of the Company’s properties, assets, and interests within China and prohibited Chinese entities and individuals from conducting transactions or cooperation with the Company. As a result of these sanctions, the Company determined on January 4, 2025 that it had lost operational control over its subsidiaries, Aerkomm HK and Beijing Yatai whose operations and assets are located in China.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of March 31, 2025, the Company had cash outflow from operating activities of approximately $0.6 million and had cash of approximately $0.1 million. The Company’s working capital deficit was approximately $60.0 million as of March 31, 2025. These conditions give rise to substantial doubt and uncertainty regarding the Company’s ability to continue as a going concern. If the Company is able to carry out its plans as detailed below, the Company could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of March 31, 2025, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$136,371,529 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,891,186 of the $20 million in aggregate loan commitments from the two Lenders was still available as of March 31, 2025.

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

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of March 31, 2025, the Company expect approximately $28.8 million convertible notes and SAFE can be converted into equity upon Merger.

The Company believes it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. This assessment considers the Company’s current available cash, approximately $15.9 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $28.4 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the Company’s capital resources and reduce cash obligations. The Company also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

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

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2025, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2025 and the results of operations and cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three months periods are unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aircom Japan, Aircom Taiwan, Aerkomm Taiwan, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of Prior Year Presentation

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the unaudited condensed consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2025 and December 31, 2024, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $4,700 as of March 31, 2025 and December 31, 2024, respectively.

The Company performs ongoing credit evaluation of its customers and requires no collateral. An allowance for credit loss and doubtful account is provided based on a review of the collectability of accounts receivable, and other receivable, respectively. The Company determines the amount of allowance for credit loss and doubtful account by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from management’s estimates.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three months ended March 31, 2025 and 2024, the Company recorded $0 impairment charges for its investments, respectively.

Accounts receivable

The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of March 31, 2025 and December 31, 2024, the Company had $0 Accounts Receivable, respectively. Allowances for expected credit losses were $0 as of March 31, 2025 and December 31, 2024.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three months ended March 31, 2025 and 2024.

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

As Aerkomm is currently still in the development stage and has not yet commenced generating recurring revenue as of March 31 ,2025. Management has evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, goodwill net of impairment was $4,573,819.

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

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)	(Unaudited)
Short-term investment	$107	$107	$-	$-
SAFE liability	$5,460,000	$-	$-	$5,460,000

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2024
	2024	Level 1	Level 2	Level 3
Short-term investment	$107	$107	$-	$-
SAFE liability	$5,410,000	$-	$-	$5,410,000

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the three months ended March 31, 2025 and December 31, 2024 :

SAFE liability

Ending balance as of December 31, 2023	$-
Issuance of SAFE notes	4,997,200
Change in fair value of contingent consideration for acquisition	412,800
Ending balance as of December 31, 2024	$5,410,000
Change in fair value	50,000
Ending balance as of March 31, 2025 (Unaudited)	$5,460,000

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Sales of ground antenna units (1)	$-	$18,480
Technical support service (1) (2)	-	34,775
Total	$-	$53,255

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time

Disaggregated information of revenues by regions are as follows:

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Japan	$-	$-
Taiwan	-	53,255
Total	$-	$53,255

The Company recognized advance payments from its customers prior to revenue recognition as contract liability or prepayment from customer-related party until the revenue recognition performance obligation are met.

As of March 31, 2025 and December 31, 2024, the Company did not have any contract assets.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the three months ended March 31, 2025 and 2024 were $0.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,613,927 and 6,500,900 common stock equivalents, primarily stock options and warrants, for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

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

NOTE 4 – Deconsolidation of Aerkomm HK and Beijing Yatai

Due to sanctions imposed by China (see Note 1), on January 4, 2025, the Company lost operational control over its subsidiaries, Aerkomm HK and Beijing Yatai, whose operations and assets are located in China. Since that date, the Company has been unable to access the bank accounts or obtain updated financial information from these subsidiaries. Accordingly, Aerkomm HK and Beijing Yatai were deconsolidated from the Company’s consolidated financial statements, and the related investments in these subsidiaries were written off. Upon deconsolidation, the Company recognized a loss of $234,454. The deconsolidation of Aerkomm HK and Beijing Yatai did not have a material impact on the Company’s overall operations.

NOTE 5 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and has been renewed automatically until terminated as indicated below. As of March 31, 2025, the Company had purchased 5,361 shares of its common stock with the fair value of $107. The securities were recorded as short-term investment with an accumulated unrealized loss of $19,297. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program with a different provider.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1.1 million as of March 31 ,2025). Shinbao is a privately-held company in Taiwan. As of March 31, 2025, the stock title transfer is still under process. Given the Company’s intention to hold the investment in Shinbao for a period exceeding twelve months, the investment was reclassified from short-term investment to long-term investment.

As of March 31, 2025 and December 31, 2024, the fair value of the investment was $107. For the three months ended March 31, 2025 and 2024, the Company recorded unrealized losses on trading securities amounted to $0 and $672, respectively.

NOTE 6 - Inventories, net

As of March 31, 2025 and December 31, 2024 , inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Satellite equipment for sale under development	$1,008,449	$1,007,461

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2025 and 2024, the Company did not record any write-down of obsolete inventory.

NOTE 7 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of March 31, 2025 and December 31, 2024, prepaid expenses consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Prepaid professional expense	$108,257	$108,844
Others	112,757	86,789
Prepaid expenses total	$221,014	$195,633

Prepayment for equipment and intangible assets – customer projects – related parties	$736,027	$2,146,807
Prepayment for equipment and intangible assets – customer projects	$279,710	$279,710

These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 8 - Property and Equipment, Net

As of March 31, 2025 and December 31, 2024, the balances of property and equipment were as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Ground station equipment	$1,568,926	$1,611,192
Computer software and equipment	2,913,710	2,915,256
Satellite equipment	275,410	275,410
Vehicle	333,418	332,616
Leasehold improvement	60,297	83,959
Furniture and fixture	30,573	38,532
Subtotal	5,182,334	5,256,965
Accumulated depreciation	(3,629,415)	(3,528,738)
Net	1,552,919	1,728,227
Construction in progress	3,750,000	3,750,000
Prepayments - land	40,169,413	40,223,001
Total	$45,472,332	$45,701,228

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $34,474,462 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,273,031 as of March 31, 2025 and 1,302,062 as of December 31, 2024) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of March 31, 2025, the title of the land has not transfer to the Company as the qualified license applications are still in progress from Taiwan National Communications Commission (“NCC”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate

On November 15, 2022, the Company entered into another real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of March 31, 2025, the Company paid to the Seller 2 installments refundable prepayments of NT$145,800,000 (approximately $4,392,889 as of March 31, 2025) in total.

Depreciation expense was $133,974 and $72,051 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 9 - Long-term Investment, net

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

As of March 31, 2025 and December 31, 2024, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment, respectively. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since the Company sold 5,000,000 shares of the 6,000,000 pledged shares and then later acquired 5,000,000 Ejectt shares once again, the Company used the average acquisition cost of NT$25.58 per share or NT$153,523,000 to determine the value of long-term investments as of December 31, 2023. During the year ended December 31, 2024, the Company reviews several factors and determined that the decline in value of investment in Ejectt was other-than-temporary and recognized an impairment of NT$101,123,141 (approximately US$3.1 million). As of March 31, 2025 and December 31, 2024, the value of investment in Ejectt was NT$52,399,859 (approximately US$1.6 million).

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

Aerkomm Taiwan Inc. held a shareholders’ meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction. As of the date of the report, the review is still ongoing. During the year ended December 31, 2024, the Company recorded impairment of $3,149,625 against investment in Ejectt. For the three months ended March 31, 2025 and 2024, the Company recorded impairment of $0 against investment in Ejectt.

As of March 31, 2025 and December 31, 2024, 6,000,000 shares of Ejectt’s common stock were restricted.

As of March 31, 2025 and December 31, 2024, through Aerkomm Taiwan and Aircom Telecom the Company held approximately 9.22% of the issued and outstanding shares of Ejectt.

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

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,054,535 and $1,067,399, as of March 31, 2025 and December 31, 2024, respectively) as downpayment. Shinbao is a privately-held company in Taiwan. During the year ended December 31,2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.5 million). As of March 31, 2025, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.5 million). For the three months ended March 31, 2025, the Company recorded impairments of $0 against prepaid investment in Shinbao.

As of March 31, 2025 and December 31, 2024, the long-term investment was as follows:

	Investment in Ejectt	Investment in Shinbao	Total
January 1, 2024	$5,013,814	$-	$5,013,814
Reclassified from short-term investment	-	1,143,044	1,143,044
Impairment	(3,149,625)	(549,653)	(3,699,278)
Exchange rate adjustment	(266,145)	(64,186)	(330,331)
December 31, 2024	1,598,044	529,205	2,127,249
Exchange rate adjustment	(19,259)	(6,378)	(25,637)
March 31, 2025 (Unaudited)	$1,578,785	$522,827	$2,101,612

NOTE 10 - Intangible Asset, Net

As of March 31, 2025 and December 31, 2024, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2024	$17,406,469	$(4,381,777)	$13,024,692
Addition	15,134	(1,753,435)	(1,738,301)
Exchange rate adjustment	(23,458)	16,960	(6,498)
December 31, 2024	17,398,145	(6,118,252)	11,279,893
Addition	-	(439,828)	(439,828)
Exchange rate adjustment	(4,172)	710	(3,462)
March 31, 2025 (Unaudited)	$17,393,973	$(6,557,370)	$10,836,603

Amortization expense was $439,118 and $434,929 for each of the three months ended March 31, 2025 and 2024.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending March 31, 2026	$1,531,904
Twelve months ending March 31, 2027	1,244,397
Twelve months ending March 31, 2028	1,244,397
Twelve months ending March 31, 2029	1,244,397
Twelve months ending March 31, 2030 and thereafter	5,571,508
Total	$10,836,603

Note 11 - Goodwill

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

There is no impairment loss on goodwill that was recognized for the three months ended March 31, 2025 and 2024 for all past merger activities.

NOTE 12 - Other Payable and Accrued Expenses

Nature	March 31, 2025	December 31, 2024
	(Unaudited)
Outside service, professional, and consultant fee	$4,207,759	$3,947,677
Land commission payable	1,288,561	1,288,561
Interest payable	2,353,439	2,086,390
Bonus, health insurance, and payroll taxes	1,276,607	1,049,191
R&D supplies	673,567	673,567
Employee reimbursement	281,106	281,106
Office expense	55,429	63,354
Others	1,153,380	1,045,182
Total	$11,289,848	$10,435,028

The Company also notes that $7,233,801 from the total accrued expenses balance of $8,311,810 as of March 31, 2025 was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023. As of December 31, 2024, approximately $3.1 million accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms., Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of approximately $3.1 million in unpaid salary.

NOTE 13 - Operating and Finance Leases

As of March 31, 2025, the Company had four operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	March 31, 2025	December 31, 2024
(Unaudited)
Weighted-average remaining lease term
Operating lease	1.19 Years	1.44 Years
Finance lease	- Years	- Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Operating leases
Right of use assets	149,379	176,406

Lease Liability – current portion	138,602	168,251
Lease Liability – net of current portion	25,654	56,303
Total operating lease liabilities	$164,256	$224,554

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024:

Operating Leases

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Lease expense	$32,167	$32,001
Sublease rental income	(1,969)	(2,019)
Net lease expense	$30,198	$29,982

Finance Leases

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Amortization of right-of-use asset	$-	$2,700
Interest on lease liabilities	-	109
Total finance lease cost	$-	$2,809

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending March 31, 2026	$144,200
Twelve months ending March 31, 2027	25,883
Total lease payments	$170,083
Less: Imputed interest	(5,827)
Present value of lease liabilities	$164,256
Current portion	(138,602)
Non-current portion	$25,654

NOTE 14 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of March 31, 2025 and December 31, 2024, the outstanding loan balance was $903,887 (NTD 30,000,000) and $914,913 (NTD 30,000,000), respectively. This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary fundings as of March 31, 2025 and December 31, 2024, were $4,108,814 (NTD 136,371,529) and $4,149,787 (NTD 136,071,529), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of March 31, 2025 and December 31, 2024, the outstanding balance under the Credit Loan Agreement was $25,108 and $29,226, respectively.

During the year ended December 31, 2023, the entire balance of Zero Coupon Bond (see Note 15) was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of December 31, 2024 and March 31, 2025, the outstanding principal is $1,683,667 and the accrued interest is $163,526 (Note 12) pertained to above mentioned Zero Coupon Bond.

On April 23, 2024, the Company entered into a premium finance agreement with First Insurance Funding to finance its annual directors and officers insurance. Pursuant to the agreement, First Insurance Funding agreed to the unpaid balance of $93,500 of the total premiums, taxes and fees of $110,000. The loan bears interest at an annual rate of 9.45% and is payable in ten monthly installments of $9,760. As of March 31, 2025 and December 31, 2024, the outstanding balance under this agreement was $0 and $29,126, respectively.

On March 4, 2025, the Company entered into a loan agreement in the amount of NT $17,663,728 (approximately $0.5 million) with a non-related party. This loan, which carried no interest, was set to mature on September 21, 2025. As of March 31, 2025, the outstanding loan balance was $532,200 (NT$ 17,663,728).

Other than the short-term loan mentioned above, the Company had additional borrowings from several third parties totaling $57,600 and $47,600 as of March 31, 2025 and December 31, 2024, respectively. These loans are interest-free and payable on demand.

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and Ejectt stock 2,500,000 shares is pledged as collateral, and the Deposit was recorded as restricted cash.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. During the year ended December 31, 2024, the entire balance of Zero Coupon Bond was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of March 31, 2025 and December 31, 2024, the Company had repaid $8,330,160 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,178,324 owed on the bonds, plus any additional accrued interest, within the next few months.

As of March 31, 2025 and December 31, 2024, the long-term bonds payable consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Current:
Zero Coupon Bonds*	$-	$-
Coupon Bond	$200,000	$200,000

*	The Zero Coupon Bonds net carrying value are calculated as following:

Net Carrying Value
Balance as of January 1, 2024	10,303,775
Repayment	(8,330,160)
Accrued interest	204,709
Tender for redemption	(2,178,324)
Balance as of December 31, 2024 and March 31, 2025 (Unaudited)	$-

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of March 31, 2025 and December 31, 2024, were $163,526 and $131,957, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of March 31, 2025 and December 31, 2024. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest of $2,162,373 as of March 31, 2025, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

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

As of March 31, 2025 and December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $5,460,000 and $5,410,000, respectively. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation as of March 31,2025 and December 31, 2024, included an IXAQ stock price of $11.86 and $11.55, respectively, a risk-free rate of 4.01% and 4.43%, respectively, and an annualized volatility of 48.1%. The Company has received aggregate proceeds of $4,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three months ended March 31, 2025, was $50,000.

NOTE 18 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2025 and December 31, 2024, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2025, Aerkomm is in discussion about the renewal of this project and has reclassified it as contract liability at this time. The project remains ongoing, and since the related performance obligations have not yet been fully satisfied, the balance continues to be classified as a contract liability until Klingon’s acceptance.

NOTE 19 - Income Taxes

Income tax expense for the three months ended March 31, 2025 and 2024 consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	2,400
Total	$-	$2,400

Deferred tax assets (liability) as of March 31, 2025 and December 31, 2024 consist approximately of:

	March 31, 2025	December 31, 2024
	(Unaudited)
Net operating loss carryforwards (NOLs)	$17,871,000	$17,047,000
Stock-based compensation expense	5,186,000	5,021,000
Accrued expenses and unpaid expenses payable	1,454,000	1,416,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	-	(358,000)
Excess of tax amortization over book amortization	(76,000)	(112,000)
Others	(75,000)	(48,000)
Gross	24,428,000	23,034,000
Valuation allowance	(24,428,000)	(23,034,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1.4 million for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $41.5 million and $33.3 million, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2025 and December 31, 2024, the Company had State NOLs of approximately $30.4 million, available to reduce future state taxable income, expiring in 2042.

As of March 31, 2025 and December 31, 2024, the Company has Japan NOLs of approximately $0.4 million and $1.1 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of March 31, 2025 and December 31, 2024, the Company has Taiwan NOLs of approximately $3.8 million and $4.5 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of March 31, 2025 and December 31, 2024, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2025 and December 31, 2024, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 20 - Capital Stock

(1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2025 and December 31, 2024, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(Unaudited)
Restricted stock – vested	5,133,696	5,133,696
Total restricted stock	5,133,696	5,133,696

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

In March 2025, the Company issued an aggregate of 109,280 shares of its common stock to new shareholders in connection with the share subscription proceeds of $527,782 received from April to May 2024.

In March 2025, the Company issued an aggregate of 1,176,956 shares of its common stock to employees in connection with the exercise of stock options. These issuances were made pursuant to the accelerated vesting and exercise provisions agreed to by the employees in exchange for waiving their rights to receive an aggregate of approximately $3.1 million in unpaid salaries.

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

NOTE 21 - Significant Related Party Transactions

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

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are different from those which would result from transactions among wholly unrelated parties.

a.	As of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Unaudited)
Other receivable from:
- Loan:
EESquare JP [1]	$78,719	$196,988

WTL[4]	3,946,077	3,879,683
- Others:
EESquare JP [1]	20,013	19,063
Ejectt[3]	544	518
Kevin Wong[6]	36,859	37,288
Others[7]	27,102	21,971
Total	$4,109,314	$4,155,511

Prepaid expenses to Ejectt[3]	$736,027	$2,146,807

Prepayment from Ejectt[3]	$5,470,435	5,323,044

Other payable to:
AATWIN[5]	$-	$19,047
Interest payable to WTL[4]	54,451	55,116
Ejectt[3]	342,028	353,004
StarJec[2]	84,151	100,025
Kevin Wong[6]	182,947	172,675
Others[7]	574,908	468,730
Total	$1,238,485	$1,168,597

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month as of March 31, 2025. $78,719 represents other receivable loans from EESquare JP as of March 31, 2025. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of March 31, 2025.

3.	Represents prepayment paid by Ejectt to order 6 sets of antennas from Aircom Telecom with prepayment of $2,144,595 as of December 31, 2024 and $2,144,595 as of March 31, 2025. As of June 17, 2023, Aerkomm Taiwan entered into an agreement with Ejectt to appoints Ejectt as its exclusive sales agent in Taiwan with NTD 20,000,000 security deposit (approximately $609,942 as of December 31, 2024 and $602,591 as of March 31, 2025). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,146,807 as of December 31, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $54,451 as of March 31, 2025 and $55,116 as of December 31, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $3,946,077 and $3,879,683 from WTL due to operational needs as of March 31, 2025 and December 31, 2024. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $182,947 (approximately NTD 6,072,000) as of March 31, 2025 and $172,675 (approximately NTD 5,322,000) as of December 31, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the three months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Purchase from Ejectt[1]	$-	$53,255
Rental income charged from EESquare JP5	1,969	2,019

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month.

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

On March 1, 2025, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On March 6, 2025, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on April 6, 2025.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $591,575 and $642,374 for the three months ended March 31, 2025 and 2024, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the three months ended March 31, 2025 and 2024 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.41%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2025 (Unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the three months ended March 31, 2025 and the year ended December 31, 2024.

Of the shares covered by options outstanding as of March 31, 2025, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	1.50	3.3521	74,580	1.50	3.3521

As of March 31, 2025, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised for the three months ended March 31, 2025, and the year ended December 31, 2024.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	2,084,791	7.6279	5.2566
Granted	143,256	2.5800	1.9462
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	2,228,047	7.3897	5.1155
Granted	25,814	2.5800	1.9487
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2025 (Unaudited)	2,253,861	7.2493	5.0229

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	671,677	1.9691
Granted	143,256	1.9461
Vested	(566,957)	1.9478
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	247,976	2.0045
Granted	25,814	1.9487
Vested	(70,395)	1.9897
Forfeited/Cancelled	-	-
Options unvested at March 31, 2025 (Unaudited)	203,395	2.0025

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of March 31, 2025, 2,050,466 are now exercisable; 925,564 shares will be exercisable for the twelve-month period ending March 31, 2026. Information related to stock options outstanding and exercisable at March 31, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,479,423	7.29	$2.9778	1,276,028	5.79	$3.1910
6.00 - 10.00	419,288	6.11	8.3356	419,288	6.11	8.3356
11.00 - 14.20	126,150	5.00	11.4688	126,150	5.00	11.4688
20.50 - 27.50	109,000	2.53	25.4982	109,000	2.53	25.4982
30.00 - 35.00	120,000	2.37	34.5479	120,000	2.37	34.5479
	2,253,861	6.45	7.2197	2,050,466	5.38	8.4448

As of March 31, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $407,294, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.21 years. No options was exercised during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 20234	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at March 31, 2025 (Unaudited)	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	3,083,533	2.0415
Granted	-	-
Vested*	(2,117,747)	2.0415
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	965,786	2.0415
Granted	-	-
Vested	(221,110)	2.0420
Forfeited/Cancelled	-	-
Options unvested at March 31, 2025 (Unaudited)	744,676	2.0413

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $3.1 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 12)

Of the shares covered by options outstanding as of March 31, 2025, 2,939,253 shares are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	8.24	2.5914	2,939,253	7.00	2.5918

As of March 31, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $1,520,143, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.25 years. 1,176,956 and 0 options were exercised for the three months ended March 31, 2025 and the year ended December 31, 2024.

NOTE 23 - Commitments and contingencies

As of March 31, 2025, the Company’s significant commitment is summarized as follows:

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims.

Commitment

Airbus SAS Agreement: On November 30, 2018, in furtherance of a memorandum of understanding signed in March 2018, the Company entered into an agreement with Airbus SAS (“Airbus”), pursuant to which Airbus will develop and certify a complete retrofit solution allowing the installation of the Company’s “AERKOMM K++” system on Airbus’ single aisle aircraft family including the Airbus A319/320/321, for both Current Engine Option (CEO) and New Engine Option (NEO) models. Airbus will also apply for and obtain on the Company’s behalf a Supplemental Type Certificate (“STC”) from the European Aviation Safety Agency (“EASA”), as well as from the U.S. Federal Aviation Administration (“FAA”), for the retrofit AERKOMM K++ system. The EU-China Bilateral Aviation Safety Agreement, or BASA, went into effect on September 3, 2020, giving a boost to the regions’ aviation manufacturers by simplifying the process of gaining product approvals from the European Union Aviation Safety Agency, or EASA, and the Civil Aviation Administration of China, or CAAC, while also ensuring high safety and environment standards will continue to be met. Pursuant to the terms of our Airbus agreement, Airbus agreed to provide the Company with a retrofit solution which will include the Service Bulletin and the material kits including the update of technical and operating manuals pertaining to the aircraft and provision of aircraft configuration control. The timeframe for the completion and testing of this retrofit solution, including the certification, is expected to be in the fourth quarter of 2024, although there is no guarantee that the project will be successfully completed in the projected timeframe.

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

NOTE 24 - Segment Information

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

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$-	$53,255
Less:
Cost of revenues	-	38,116
Other operating expense	461,975	148,335
Salaries expenses	1,091,685	2,987,731
Professional fee	360,319	768,274
Amortization and depreciation expense	573,922	515,165
Foreign currency exchange loss	50,614	687,923
Interest expense	267,229	286,631
Change in SAFE liabilities	50,000	-
Stock based compensation	591,575	688,596
Loss on disposal of subsidiaries	234,454	-
Other (income) loss, net	(3,041)	12,657
Loss before income tax	(3,678,732)	(6,080,173)

Income tax expense	-	2,400
Net loss	$(3,678,732)	$(6,082,573)

NOTE 25 - Subsequent Events

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

Airline financial performance, which influences demand for new capacity, has benefited from the resilient demand for travel. In 2025, the International Air Transport Association (IATA) projects the airline industry to achieve a combined net profit of $36 billion. This profit is based on an expected revenue of $979 billion, with a net profit margin of 3.7%, according to Business Traveler USA. While this signifies a strong and resilient industry, IATA points out that the margin remains relatively thin, especially when considering the vast number of passengers and the industry’s contribution to the global economy.

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

Regional Insights

North America

●	2024 Market Contribution: North America accounted for approximately 38% to 41% of the total revenue in the BCM solutions market (Verified Market Reports).

●	2030 Market Projection: The market is expected to reach $2.39 billion by 2033, reflecting a CAGR of 14.6% from 2023 to 2033.

Asia-Pacific Region

●	2024 Market Size: The Asia-Pacific BCM market was valued at $806.7 million in 2024 and is projected to grow at a CAGR of 17.2% through 2030. The market is expected to reach approximately $2,086.6 million by 2030 (grandviewresearch.com). Growth is primarily driven by increasing awareness of business resilience and the region’s susceptibility to natural disasters.

Country-Specific Projections (2023-2030) (2024 data not available)

●	Japan

2023 Market Size: $99.19 million

2030 Market Size: $370 million (CAGR of 17.3%)

●	India

2023 Market Size: $86.26 million

2030 Market Size: $370 million (CAGR of 20.6%)

●	Australia

2023 Market Size: $37.38 million

2030 Market Size: $150 million (CAGR of 18.5%)

●	South Korea

2023 Market Size: $71.88 million

2030 Market Size: $300 million (CAGR of 17.9%)

●	Southeast Asia

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

Results of Operations

The discussion below relates to our two three months periods ended on March 31, 2025 and 2024.

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Sales	$-	$53,255	$(53,255)	(100.0)%
Cost of sales	-	38,116	(38,116)	(100.0)%
Operating expenses	3,079,484	5,108,102	(2,028,618)	(39.7)%
Loss from operations	(3,079,484)	(5,092,963)	2,013,479	(38.4)%
Net non-operating income (loss)	(599,248)	(987,210)	387,962	(39.3)%
Loss before income taxes	(3,678,732)	(6,080,173)	2,401,441	(39.5)%
Income tax expense	-	2,400	(2,400)	(100.0)%
Net loss	(3,678,732)	(6,080,573)	2,403,841	(39.5)%
Other comprehensive income	(550,029)	(669,236)	119,207	(37.4)%
Total comprehensive loss	$(4,228,761)	$(6,751,809)	$2,523,048	(41.8)%

Revenue. Our sales were $0 for the three months ended March 31, 2025, as compared to the $53,255 for the three months ended March 31, 2024 as we are still developing our core business in in-flight entertainment and connectivity and there were few sales of equipment to one of our related parties during the period.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $38,116 for the three months ended March 31, 2025 and 2024, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $2,028,618 to $3,079,484 for the three months ended March 31, 2025, from $5,108,102 for the three months ended March 31, 2024. Such operating expense decrease was mainly due to the decrease in salaries expense, professional fee and stock-based compensation in the amount of $1,896,046, $407,956 and $97,021, respectively, which was offset by the increase in amortization and depreciation expense, and other operation expense in the amount of $58,757 and $313,640, respectively.

Net non-operating income (loss). We had $599,248 and $987,210 net non-operating loss for three months ended March 31, 2025, and 2024, respectively. Net non-operating income for the three months ended March 31, 2025, primarily consisted of foreign currency exchange loss of $50,614, interest expense of $267,229, loss from change in fair value of SAFE liabilities of $50,000, loss on disposal of subsidiaries of $234,454 and offset by other income of $3,041. Net non-operating loss for the three months ended March 31, 2024, primarily consisted of foreign exchange loss of $687,923, interest expenses of $286,631, other loss, net of $12,656 and offset by unrealized investment gain of $672.

Loss before income taxes. Our loss before income tax is $3,678,732 for the three months ended March 31, 2025 as compared to the loss of $6,080,173 for the three months ended March 31, 2024, a decrease of $2,401,441, or 39.5%, as a result of the factors described above.

Income tax expense. Income tax expense for the three months ended March 31, 2025 and 2024 were $0 and $2,400, respectively. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $2,824,223, or 41.8%, to $3,927,586 for the three months ended March 31, 2025, from $6,751,809 for the three months ended March 31, 2024.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of March 31, 2025, we had cash outflow from operating activities of $602,777 and had cash and restricted cash of $105,124. Our working capital deficit was $59,938,682 as of March 31, 2025. These conditions give rise to substantial doubt and uncertainty regarding our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of March 31, 2025, we had received Loans totaling NT$136,371,529 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,891,186 of the $20 million in aggregate loan commitments from the two Lenders was still available as of March 31, 2025.

In connection with the planned Merger with IXAQ, we have obtained $35 million in private investment in public equity (“PIPE”) investment commitments and expects additional approximately $2.0 million in Simple Agreement for Future Equity (“SAFE”) investments to be funded before closing of the Merger. Further, us and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to us (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by us. In connection with the arrangement with Benchmark, we are targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $19.2 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of March 31, 2025, we expect approximately $28.8 million convertible notes and SAFE can be converted into equity upon Merger.

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

We believe it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. This assessment considers our current available cash, approximately $15.9 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $28.8 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen our capital resources and reduce cash obligations. We also expect to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, we believe its working capital will be adequate to sustain our operations for the next twelve months.

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

The following table provides detailed information about our net cash flow:

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(590,312)	$(3,537,498)
Net cash provided by (used in) investing activities	5,077	(688,720)
Net cash provided by (used in) financing activities	523,223	(4,353,154)
Net decrease in cash and restricted cash	(62,012)	(8,579,372)
Cash and restricted cash at beginning of year	109,227	7,428,702
Foreign currency translation effect on cash and restricted cash	57,909	1,269,445
Cash and restricted cash at end of year	$105,124	$118,775

Operating Activities

Net cash used in operating activities was $602,777 for the three months ended March 31, 2025, as compared to $3,537,498 for the three months ended March 31, 2024. In addition to the net loss of $3,678,732, the decrease in net cash used in operating activities during the three months ended March 31, 2025 was mainly due to the increased in prepaid expenses of $32,811, other receivable of $1,962, other current assets of $1,035 and operating lease liability of $7,327, respectively, offset by decreased in deposits of $6,798 and non-cash items of $1,479,591 which consisted of depreciation and amortization, stock-based compensation, non-cash R&D expense, change in fair value of SAFE liabilities, and loss in disposal of subsidiaries. The decrease was also offset by increase in accrued expenses, other payable and other payable-related parties of $625,963, $942,827 and $63,908, respectively.

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

Net cash used for operating activities was $2,472,529 for the three months ended March 31, 2024. In addition to the net loss of $6,595,119, the decrease in net cash used for operating activities during the three-month period ended March 31, 2024 was mainly due to the decrease in accounts receivable and the increase in accrued expenses and other current liabilities of $41,088 and $3,029,865, respectively, offset by the decrease in prepaid expenses and other current assets of $703,222. In addition to the net loss of $3,754,436, the increase in net cash used for operating activities during the three-month period ended March 31, 2023 was mainly due to increase in prepaid expenses, accounts payable, and other payable of $2,068,638, $353,703, and $425,562, respectively, offset by the increase in accrued payroll liability and prepayment from customer, interest payable of $152,518, $352,081, and $235,482.

Investing Activities

The net cash provided by and used in investing activities for the three months ended March 31, 2025 was $5,077 as compared to $688,720 for the three months ended March 31, 2024. Net cash provided by investing activities for the three months ended March 31, 2025 was mainly due to proceeds from other receivable – related parties loans, of $122,017, and offset by the disbursement for other receivable - related parties loans of $114,199 and cash outflow from disposal of subsidiaries of $2,741.

Net cash provided by investing activities for the three months ended March 31, 2024 was $688,720 as compared to net cash used in investing activities of $10,247 for the three months ended March 31, 2023. The net cash provided by investing activities for the three months ended March 31, 2024 was mainly prepayment for land of $346,070, which was offset by the cash used for the purchase of property and equipment of $11,275. The net cash provided by investing activities for the three months ended March 31, 2023 was mainly for the proceeds from disposal of long term investment of $325,578, which was offset by the purchase of property and equipment of $335,825.  Net cash provided by investing activities for the three months ended March 31, 2024 was $357,345. The net cash provided by investing activities for the three months ended March 31, 2024 was mainly prepayment for land of $346,070, which was offset by the cash used for the purchase of property and equipment of $11,275. The net cash provided by investing activities for the three months ended March 31, 2023 was mainly for the proceeds from disposal of long term investment of $325,578, which was offset by the purchase of property and equipment of $335,825.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $535,688 as compared to net cash used in financing activities of $4,353,154 for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 was mainly attributable to the proceeds from short-term loan of $556,149, and offset by repayment of short-term loan of $32,926.

Net cash used and provided by financing activities for the three months ended March 31, 2024 and 2023 was $5,749,498 and $752,910, respectively. Net cash provided by financing activities for the three months ended March 31, 2024 were mainly attributable to net proceeds from issuance of common stock in the amount of $6,558,000 offset by repayment of long term notes payable of $7,251,237. Net cash provided by financing activities for the three months ended March 31, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $758,439. Net cash used and provided by financing activities for the three months ended March 31, 2024 was $5,749,498. Net cash provided by financing activities for the three months ended March 31, 2024 were mainly attributable to net proceeds from issuance of common stock in the amount of $6,558,000 offset by repayment of long term note payable of $7,330,000. Net cash provided by financing activities for the three months ended March 31, 2023 were mainly attributable to proceeds from the increase in short-term loans in the amount of $758,439.

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

Capital expenditures for the three months ended March 31, 2025 and 2024 were $0 and $357,345, respectively.

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

Critical Accounting Estimates

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of our significance to unaudited condensed financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the following accounting estimates are critical to our business operations and understanding our consolidated financial results.

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 17, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of March 31, 2025, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $5,460,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $11.86, a risk-free rate of 4.01%, and an annualized volatility of 48.1%. The Company has received aggregate proceeds of $4,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three months ended March 31, 2025, was $50,000.

Recent Accounting Pronouncements

See Note 3 of the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report for a discussion of recently issued accounting standards.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2025.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on August 18, 2025, our disclosure controls and procedures were not effective.

The Company’s management discovered errors in previously issued financial statements as of December 31, 2023, and for the year then ended 2023, The financial statements should no longer be relied upon. The Company restated its financial statements as of and for the year ended December 31, 2023 (the “2023 Restatement”).

For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1. Restated Financial Statements—Note 2. Restatement of Previously Issued Financial Statements,” above.

As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2025 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on August 18, 2025.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on August 18, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective at a Board Meeting on February 15, 2025, the Board approved the appointment of Ms. Jessica Hsu, as Chairperson of the Board and Sole Director of the following companies: Mesh Technology Limited; Mesh Technology Taiwan Limited; Mesh Technology Limited; and Mesh Technology Taiwan Limited. We have no other information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2025 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: October 24, 2025	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)