Form 10-Q
period 2025-06-30
Aerkomm Inc.
filed 2025-11-17
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of November 14, 2025, there were 19,638,849 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

i

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$115,216	$93,974
Short-term investment	107	107
Inventories, net	1,009,276	1,007,461
Prepaid expenses	238,830	195,633
Other receivable - related parties	4,549,812	4,155,511
Other receivable	469,429	383,216
Other current assets	104,417	90,651
Total Current Assets	6,487,087	5,926,553

NON-CURRENT ASSETS
Long-term Investment, net	2,390,421	2,127,249
Property and Equipment, net	1,939,595	1,728,227
Intangible asset, net	10,438,972	11,279,893
Construction in progress	3,750,000	3,750,000
Prepayment for land	40,773,097	40,223,001
Right of use assets, net	120,717	176,406
Prepayment for equipment and intangible assets – customer projects – related parties	736,027	2,146,807
Prepayment for equipment and intangible assets – customer projects	279,710	279,710
Restricted cash	15,253	15,253
Deposits	435,032	392,907
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	65,452,643	66,693,272

Total Assets	$71,939,730	$72,619,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$8,310,779	$6,976,721
Convertible long-term bonds payable – current	200,000	200,000
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	7,120,000	5,410,000
Accounts payable	2,229,220	2,489,080
Accrued expenses	9,637,174	8,260,411
Other payable - related parties	1,432,610	1,168,597
Other payable	11,535,713	10,435,027
Prepayment from customer - related party	5,889,680	5,323,044
Contract liability - current	762,000	762,000
Lease liabilities - current	156,882	168,251
Total Current Liabilities	70,447,258	64,366,331

Long-term Liabilities
Lease liabilities - non-current	1,025	56,303
Total Long-Term Liabilities	1,025	56,303

Total Liabilities	70,448,283	64,422,634

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.001 par value,90,000,000 shares authorized, 19,638,849 and 18,352,613 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	19,638	18,352
Additional paid-in capital	116,115,315	114,391,555
Subscribed capital	-	527,783
Accumulated deficit	(115,361,803)	(106,674,555)
Accumulated other comprehensive loss	718,297	(65,944)
Total Stockholders’ Equity	1,491,447	8,197,191

Total Liabilities and Stockholders’ Equity	$71,939,730	$72,619,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$-	$-	$18,480
Service income - related party	-	-	-	34,775
Total Sales	-	-	-	53,255

Cost of sales	-	22,727	-	60,843
Total cost of sales	-	22,727	-	60,843

Gross margin	-	(22,727)	-	(7,588)

Operating expenses	3,312,943	6,446,335	6,392,427	11,554,437

LOSS FROM OPERATIONS	(3,312,943)	(6,469,062)	(6,392,427)	(11,562,025)

NON - OPERATING INCOME (LOSS)
Unrealized investment gain (loss)	-	108	-	780
Foreign currency exchange gain (loss)	(1,268,040)	(141,664)	(1,318,654)	(830,259)
Other income	2,118	4,933	5,159	(7,723)
Interest expense	(267,341)	(305,994)	(534,570)	(592,625)
Change in SAFE liabilities	(160,000)	-	(210,000)	-
Loss on deconsolidation of Aerkomm HK and Beijing Yatai	-	-	(234,454)	-
Other gain (loss), net	90	-	98	-
Net non - operating income (loss)	(1,693,173)	(442,617)	(2,292,421)	(1,429,827)

LOSS BEFORE INCOME TAXES	(5,006,116)	(6,911,679)	(8,684,848)	(12,991,852)

INCOME TAX EXPENSE	2,400	-	2,400	2,400

NET LOSS	$(5,008,516)	$(6,911,679)	$(8,687,248)	$(12,994,252)

OTHER COMPREHENSIVE LOSS
Change in foreign currency translation adjustments	1,308,972	(181,989)	758,943	(851,225)

TOTAL COMPREHENSIVE LOSS	$(3,699,544)	$(7,093,668)	$(7,928,305)	$(13,845,477)

NET LOSS PER COMMON SHARE:
Basic	(0.26)	(0.39)	(0.45)	(0.73)
Diluted	(0.26)	(0.39)	(0.45)	(0.73)

Weighted Average Shares Outstanding - Basic	19,638,849	17,900,921	19,127,197	17,900,921
Weighted Average Shares Outstanding - Diluted	19,638,849	17,900,921	19,127,197	17,900,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2025

	Common stock		Additional			Accumulated other
	Shares	Amount	paid in capital	Subscribed Capital	Accumulated Deficit	comprehensive loss	Total
BALANCE, December 31, 2024	18,352,613	$18,352	$114,391,555	$527,783	$(106,674,555)	$(65,944)	$8,197,191
Issuance of common stock	109,280	109	527,674	(527,783)	-	-	-
Cashless exercise of stock options	1,176,956	1,177	(1,177)	-	-	-	-
Stock compensation expense	-	-	591,575	-	-	-	591,575
Net loss for the period	-	-	-	-	(3,678,732)	-	(3,678,732)
Deconsolidation of subsidiaries	-	-	-	-	-	25,298	25,298
Foreign currency translation adjustments	-	-	-	-	-	(550,029)	(550,029)
BALANCE, March 31, 2025	19,638,849	$19,638	$115,509,627	$-	$(110,353,287)	$(590,675)	$4,585,303
Stock compensation expense	-	-	605,688	-	-	-	605,688
Net loss for the period	-	-	-	-	(5,008,516)	-	(5,008,516)
Foreign currency translation adjustments	-	-	-	-	-	1,308,972	1,308,972
BALANCE, June 30, 2025	19,638,849	$19,638	$116,115,315	$-	$(115,361,803)	$718,297	$1,491,447

For the six months ended June 30, 2024

	Common stock		Additional			Accumulated other
	Shares	Amount	paid in capital	Subscribed Capital	Accumulated Deficit	comprehensive loss	Total
BALANCE, December 31, 2023	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	$24,189,882
Issuance of common stock	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	633,048	-	-	-	633,048
Other comprehensive income	-	-	-	-	-	(669,236)	(669,236)
Net loss for the period	-	-	-	-	(6,082,573)	-	(6,082,573)
BALANCE, March 31, 2024	17,813,451	$17,813	$104,205,425	$-	$(83,562,277)	$(1,035,840)	$19,625,121
Issuance of common stock	390,000	390	2,339,610	-	-	-	2,340,000
Capital Injection	-	-	-	3,499,496	-	-	3,499,496
Stock compensation expense	-	-	3,411,183	-	-	-	3,411,183
Other comprehensive income	-	-	-	-	-	(181,989)	(181,989)
Net loss for the period	-	-	-	-	(6,911,679)	-	(6,911,679)
BALANCE, June 30, 2024	18,203,451	$18,203	$109,956,218	$3,499,496	$(90,473,956)	$(1,217,829)	$21,782,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,687,248)	$(12,994,252)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	1,136,272	1,024,772
Amortization of right of use assets	60,222	63,539
Stock-based compensation	1,197,263	4,044,230
Change in fair value of SAFE liabilities	210,000	-
Unrealized losses on trading security	-	(780)
Loss on disposal of subsidiaries	234,454	-
Change in operating assets and liabilities:
Accounts receivable	-	41,088
Prepaid expenses	(41,196)	(2,562,695)
Other receivable	(50,186)	-
Other current assets	(2,336)	-
Deposits	(9,495)	166,400
Accounts payable	(300,000)	(7,837)
Accrued expenses	1,483,250	4,362,101
Prepayment from customer – related party	36,300	-
Other payable	939,378	-
Other payable, related parties	134,941	-
Operating lease liability	(15,594)	21,710
Long-term Liabilities	-	-
Net cash used in operating activities	(3,673,975)	(5,841,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for land	-	(340,524)
Disbursement for other receivable-related parties loans	(88,903)	(1,231,799)
Proceeds from other receivable-related parties loans	203,284	-
Cash outflow from disposal of subsidiaries	(2,738)	-
Purchase of property and equipment	-	(11,094)
Purchase of intangible assets	-	-
Net cash provided by (used in) investing activities	111,643	(1,583,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	985,004	944,686
Proceeds from equity financing	-	1,948,100
Repayment of short-term loan	(221,991)	(837,871)
Proceeds from safe notes	1,500,000	-
Repayment of long-term loan	-	(4,843)
Repayment of convertible long-term bond payable	-	(7,766,426)
Proceeds from subscribed capital	-	4,421,782
Payment on finance lease liability	-	(5,381)
Net cash provided by (used in) financing activities	2,263,013	(1,299,953)

Net Decrease in Cash and Restricted Cash	(1,299,319)	(8,725,094)

CASH AND RESTRICTED CASH, beginning of Period	109,227	7,428,702

Foreign Currency Translation Effect on Cash and Restricted Cash	1,320,561	1,374,887

CASH AND RESTRICTED CASH, end of Period	$130,469	$78,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash	$115,216	$63,740
Restricted cash	15,253	14,755
Total	$130,469	$78,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$2,400	$-
Cash paid during the year for interest	$459	$592,625

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with subscribed capital	$527,783	$-
Cashless exercise of stock options	$1,177	$-

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of June 30, 2025, the Company had cash outflow from operating activities of approximately $3.7 million and had cash of approximately $0.1 million. The Company’s working capital deficit was approximately $64.0 million as of June 30, 2025. These conditions give rise to substantial doubt and uncertainty regarding the Company’s ability to continue as a going concern. If the Company is able to carry out its plans as detailed below, the Company could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of June 30, 2025, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$136,371,529 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,326,541 of the $20 million in aggregate loan commitments from the two Lenders was still available as of June 30, 2025.

In connection with the planned Merger with IXAQ, the Company has obtained $35 million in private investment in public equity (“PIPE”) investment commitments and expects additional approximately $0.5 million in Simple Agreement for Future Equity (“SAFE”) investments to be funded before closing of the Merger. Further, the Company and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to the Company (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by the Company. In connection with the arrangement with Benchmark, the Company is targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $19.2 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of June 30, 2025, the Company expect approximately $30.5 million convertible notes and SAFE can be converted into equity upon Merger.

The Company believes it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. This assessment considers the Company’s current available cash, approximately $15.3 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $30.5 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the Company’s capital resources and reduce cash obligations. The Company also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, the Company expects to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.3 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are existing investors in the Company and have a strong interest in its success), slowing the pace of hiring and other investments that the Company would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales. In conclusion, per the non-binding term sheet agreement aforementioned, the Company will be able to fund the operations and development for the next 12 months.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2025 and the results of operations and cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six months periods are unaudited. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2025 and December 31, 2024, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $4,700 as of June 30, 2025 and December 31, 2024, respectively.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three and six months ended June 30, 2025 and 2024, the Company recorded $0 impairment charges for its investments, respectively.

Accounts receivable

The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of June 30, 2025 and December 31, 2024, the Company had $0 Accounts Receivable, respectively. Allowances for expected credit losses were $0 as of June 30, 2025 and December 31, 2024.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three and six months ended June 30, 2025 and 2024.

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

As Aerkomm is currently still in the development stage and has not yet commenced generating recurring revenue as of June 30, 2025. Management has evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, goodwill net of impairment was $4,573,819.

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

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)	(Unaudited)
Short-term investment	$107	$107	$-	$-
SAFE liability	$7,120,000	$-	$-	$7,120,000

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2024
	2024	Level 1	Level 2	Level 3
Short-term investment	$107	$107	$-	$-
SAFE liability	$5,410,000	$-	$-	$5,410,000

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the six months ended June 30, 2025 and December 31, 2024:

SAFE liability

Ending balance as of December 31, 2023	$-
Issuance of SAFE notes	4,997,200
Change in fair value of contingent consideration for acquisition	412,800
Ending balance as of December 31, 2024	$5,410,000
Issuance of SAFE notes	1,500,000
Change in fair value	210,000
Ending balance as of June 30, 2025 (Unaudited)	$7,120,000

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly, by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. The Company operates and reports in one segment (“Defense and Aerospace Systems”) related to the delivery of sale of communications and sensing equipment and systems and the provision of technical support services for defense and aerospace applications to public and private sector. The Company generates revenues, earnings, net income, and cash flows through the single segment. The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial responsibility. The results of the reportable segment is derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are in conformity with accounting principles generally accepted in the United States. Management measures the performance of the segment on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenue less the related costs of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, the segment. The CODM assesses performance for Defense and Aerospace Systems segment and decides how to better allocate resources based on the segment strategy and net income (losses) that are reported on the Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial result.

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

Disaggregated information of revenues by products/services are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of ground antenna units (1)	$-	$-	$-	$18,480
Technical support service (1) (2)	-	-	-	34,775
Total Revenues	$-	$-	$-	$53,255

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time

Disaggregated information of revenues by regions are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Taiwan	$-	$-	$-	$53,255
Total	$-	$-	$-	$53,255

The Company recognized advance payments from its customers prior to revenue recognition as contract liability or prepayment from customer-related party until the revenue recognition performance obligation are met.

As of June 30, 2025 and December 31, 2024, the Company did not have any contract assets.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the three and six months ended June 30, 2025 and 2024, we incurred approximately $0 and $6,175 of research and development costs, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,639,741 and 6,496,485 common stock equivalents, primarily stock options and warrants, for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

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

NOTE 4 - Deconsolidation of Aerkomm HK and Beijing Yatai

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

NOTE 5 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and was renewed automatically until terminated as indicated below. As of June 30, 2025, the Company had purchased 5,361 shares of its common stock with the fair value of $107. The securities were recorded as short-term investment with an accumulated unrealized loss of $19,297. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program with a different provider.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1.2 million as of June 30 ,2025). Shinbao is a privately-held company in Taiwan. As of June 30, 2025, the stock title transfer is still under process. Given the Company’s intention to hold the investment in Shinbao for a period exceeding twelve months, the investment was reclassified from short-term investment to long-term investment.

As of June 30, 2025 and December 31, 2024, the fair value of the investment was $107. For the six months ended June 30, 2025 and 2024, the Company recorded unrealized losses on trading securities amounted to $0 and $780, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded unrealized losses on trading securities amounted to $0 and $108, respectively.

NOTE 6 - Inventories, net

As of June 30, 2025 and December 31, 2024 , inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Satellite equipment for sale under development	$1,009,276	$1,007,461

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the three and six months ended June 30, 2025 and 2024, the Company did not record any write-down of obsolete inventory.

NOTE 7 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of June 30, 2025 and December 31, 2024, prepaid expenses consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Prepaid professional expense	$108,257	$108,844
Others	130,573	86,789
Prepaid expenses total	$238,830	$195,633

Prepayment for equipment and intangible assets – customer projects – related parties	$736,027	$2,146,807
Prepayment for equipment and intangible assets – customer projects	$279,710	$279,710

These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 8 - Property and Equipment, Net

As of June 30, 2025 and December 31, 2024, the balances of property and equipment were as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Ground station equipment	$2,948,492	$1,611,192
Computer software and equipment	2,045,083	2,915,256
Satellite equipment	275,410	275,410
Vehicle	371,265	332,616
Leasehold improvement	60,296	83,959
Furniture and fixture	30,859	38,532
Subtotal	5,731,405	5,256,965
Accumulated depreciation	(3,791,810)	(3,528,738)
Net	1,939,595	1,728,227
Construction in progress	3,750,000	3,750,000
Prepayments - land	40,773,097	40,223,001
Total	$46,462,692	$45,701,228

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $36,199,366 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,447,975 as of June 30, 2025 and 1,302,062 as of December 31, 2024) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of June 30, 2025, the title of the land has not transfer to the Company as the qualified license applications are still in progress from Taiwan National Communications Commission (“NCC”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate

On November 15, 2022, the Company entered into another real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of June 30, 2025, the Company paid to the Seller 2 installments refundable prepayments of NT$145,800,000 (approximately $4,996,573 as of June 30, 2025) in total.

Depreciation expense was $261,889 and $142,661 for the six months ended June 30, 2025 and 2024, respectively.

Depreciation expense was $127,915 and $70,610 for the three months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, 6,000,000 shares of Ejectt’s common stock were pledged as collateral for debt obligations of the Company and booked under long-term investment, respectively. These shares are pledged to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral for the issuance of convertible bonds by U.S.-based Aerkomm Inc. Since the Company sold 5,000,000 shares of the 6,000,000 pledged shares and then later acquired 5,000,000 Ejectt shares once again, the Company used the average acquisition cost of NT$25.58 per share or NT$153,523,000 to determine the value of long-term investments as of December 31, 2023. During the year ended December 31, 2024, the Company reviews several factors and determined that the decline in value of investment in Ejectt was other-than-temporary and recognized an impairment of NT$101,123,141 (approximately US$3.1 million). As of June 30, 2025 and December 31, 2024, the value of investment in Ejectt was NT$52,399,859 (approximately US$1.8 million).

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

Aerkomm Taiwan Inc. held a shareholders’ meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction. As of the date of the report, the review is still ongoing. During the year ended December 31, 2024, the Company recorded impairment of $3,149,625 against investment in Ejectt. For the three and six months ended June 30, 2025 and 2024, the Company recorded impairment of $0 against investment in Ejectt.

As of June 30, 2025 and December 31, 2024, 6,000,000 shares of Ejectt’s common stock were restricted.

As of June 30, 2025 and December 31, 2024, through Aerkomm Taiwan and Aircom Telecom the Company held approximately 9.22% of the issued and outstanding shares of Ejectt.

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

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,199,452 and $1,067,399, as of June 30, 2025 and December 31, 2024, respectively) as downpayment. Shinbao is a privately-held company in Taiwan. During the year ended December 31,2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.6 million). As of June 30, 2025, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.5 million). For the three and six months ended June 30, 2025, the Company recorded impairments of $0 against prepaid investment in Shinbao.

As of June 30, 2025 and December 31, 2024, the long-term investment was as follows:

	Investment in Ejectt	Investment in Shinbao	Total
January 1, 2024	$5,013,814	$-	$5,013,814
Reclassified from short-term investment	-	1,143,044	1,143,044
Impairment	(3,149,625)	(549,653)	(3,699,278)
Exchange rate adjustment	(266,145)	(64,186)	(330,331)
December 31, 2024	1,598,044	529,205	2,127,249
Exchange rate adjustment	197,702	65,470	263,172
June 30, 2025 (Unaudited)	$1,795,746	$594,675	$2,390,421

NOTE 10 - Intangible Asset, Net

As of June 30, 2025 and December 31, 2024, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2024	$17,406,469	$(4,381,777)	$13,024,692
Addition	15,134	(1,753,435)	(1,738,301)
Exchange rate adjustment	(23,458)	16,960	(6,498)
December 31, 2024	17,398,145	(6,118,252)	11,279,893
Addition	17,006	(876,460)	(859,454)
Exchange rate adjustment	25,817	(7,284)	18,533
June 30, 2025 (Unaudited)	$17,440,968	$(7,001,996)	$10,438,972

Amortization expense was $876,460 and $882,111 for each of the six months ended June 30, 2025 and 2024.

Amortization expense was $437,342 and $447,182 for each of the three months ended June 30, 2025 and 2024.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2026	$1,413,193
Twelve months ending June 30, 2027	1,249,097
Twelve months ending June 30, 2028	1,249,097
Twelve months ending June 30, 2029	1,249,097
Twelve months ending June 30, 2030 and thereafter	5,278,488
Total	$10,438,972

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

There is no impairment loss on goodwill that was recognized for three and six months ended June 30, 2025 and 2024 for all past merger activities.

NOTE 12 - Other Payable and Accrued Expenses

Nature	June 30, 2025	December 31, 2024
	(Unaudited)
Outside service, professional, and consultant fee	$4,002,696	$3,947,677
Land commission payable	1,288,561	1,288,561
Interest payable	2,620,661	2,086,390
Bonus, health insurance, and payroll taxes	1,591,872	1,049,191
R&D supplies	671,393	673,567
Employee reimbursement	276,231	281,106
Office expense	47,375	63,354
Others	1,036,925	1,045,182
Total	$11,535,714	$10,435,028

The Company also notes that $8,459,204 from the total accrued expenses balance of $9,637,174 as of June 30, 2025 was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023. As of December 31, 2024, approximately $3.1 million accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms., Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of approximately $3.1 million in unpaid salary.

NOTE 13 - Operating and Finance Leases

As of June 30, 2025, the Company had four operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	June 30, 2025	December 31, 2024
(Unaudited)
Weighted-average remaining lease term
Operating lease	0.94 Years	1.44 Years
Finance lease	- Years	- Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Operating leases
Right of use assets	120,717	176,406

Lease Liability – current portion	156,882	168,251
Lease Liability – net of current portion	1,025	56,303
Total operating lease liabilities	$157,907	$224,554

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024:

Operating Leases

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease expense	32,700	31,538	64,867	63,539
Sublease rental income	(2,075)	(1,923)	(4,044)	(3,942)
Net lease expense	$30,625	$29,615	$60,823	$59,597

Finance Leases

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of right-of-use asset	-	2,623	-	5,323
Interest on lease liabilities	-	81	-	190
Total finance lease cost	-	2,704	-	$5,513

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending June 30, 2026	$160,667
Twelve months ending June 30, 2027	1,030
Total lease payments	$161,697
Less: Imputed interest	(3,790)
Present value of lease liabilities	$157,907
Current portion	(156,882)
Non-current portion	$1,025

NOTE 14 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of June 30, 2025 and December 31, 2024, the outstanding loan balance was $1,028,101.44 (NTD 30,000,000) and $914,913 (NTD 30,000,000), respectively. This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary fundings as of June 30, 2025 and December 31, 2024, were $4,673,459 (NTD 136,371,529) and $4,149,787 (NTD 136,071,529), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of June 30, 2025 and December 31, 2024, the outstanding balance under the Credit Loan Agreement was $24,274 and $29,226, respectively.

During the year ended December 31, 2023, the entire balance of Zero Coupon Bond (see Note 15) was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of December 31, 2024 and June 30, 2025, the outstanding principal is $1,483,447 and the accrued interest is $195,264 (Note 12) pertained to above mentioned Zero Coupon Bond.

On April 23, 2024, the Company entered into a premium finance agreement with First Insurance Funding to finance its annual directors and officers insurance. Pursuant to the agreement, First Insurance Funding agreed to the unpaid balance of $93,500 of the total premiums, taxes and fees of $110,000. The loan bears interest at an annual rate of 9.45% and is payable in ten monthly installments of $9,760. As of June 30, 2025 and December 31, 2024, the outstanding balance under this agreement was $0 and $29,126, respectively.

On March 4, 2025, the Company entered into a loan agreement in the amount of NT $17,663,728 (approximately $0.6 million) with a non-related party. This loan, which carried no interest, was set to mature on September 21, 2025. As of June 30, 2025, the outstanding loan balance was $605,337 (NT$ 17,663,728).

Other than the short-term loan mentioned above, the Company had additional borrowings from several third parties totaling $480,379 and $47,600 as of June 30, 2025 and December 31, 2024, respectively. These loans are interest-free and payable on demand.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. During the year ended December 31, 2024, the entire balance of Zero Coupon Bond was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of June 30, 2025 and December 31, 2024, the Company had repaid $8,330,160 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,178,324 owed on the bonds, plus any additional accrued interest, within the next few months.

As of June 30, 2025 and December 31, 2024, the long-term bonds payable consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Current:
Zero Coupon Bonds*	$-	$-
Coupon Bond	$200,000	$200,000

*	The Zero Coupon Bonds net carrying value are calculated as following:

Net Carrying Value
Balance as of January 1, 2024	10,303,775
Repayment	(8,330,160)
Accrued interest	204,709
Tender for redemption	(2,178,324)
Balance as of December 31, 2024 and June 30, 2025 (Unaudited)	$-

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of June 30, 2025 and December 31, 2024, were $195,264 and $131,957, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of June 30, 2025 and December 31, 2024. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest of $2,394,105 as of June 30, 2025, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

NOTE 17 - SAFE Liabilities

In June, 2024, November, 2024 and June, 2025, the Company entered into five Simple Agreement for Future Equity (“SAFE”) agreements with Hsiao Chia-Sung, Liu Ya Ting, Luk Fook Securities (HK) Ltd., and G-Tech Optoelectronics Corp. for a total of $6,497,200. The SAFE Agreements convert upon closing of the merger at $11.50 (“redemption price”) per share of common stock of IXAQ and the SAFE investors are eligible for additional incentive shares that will be issued by the merged company if following performance metrics are met in the five years following the closing of the Merger.

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

As of June 30, 2025 and December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $7,120,000 and $5,410,000, respectively. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation as of June 30,2025 and December 31, 2024, included an IXAQ stock price of $11.86 and $11.55, a risk-free rate of 3.84% and 4.43%, and an annualized volatility of 48.6% and 48.1%, respectively. The Company has received aggregate proceeds of $6,497,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three and six months ended June 30, 2025, were $160,000 and $210,000, respectively.

NOTE 18 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2025 and December 31, 2024, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2025, Aerkomm is in discussion about the renewal of this project and has reclassified it as contract liability at this time. The project remains ongoing, and since the related performance obligations have not yet been fully satisfied, the balance continues to be classified as a contract liability until Klingon’s acceptance.

NOTE 19  - Income Taxes

Income tax expense for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	2,400	-	2,400	2,400
State	-	-	-	-
Total	2,400	-	2,400	$2,400

Deferred tax assets (liability) as of June 30, 2025 and December 31, 2024 consist approximately of:

	June 30, 2025	December 31, 2024
	(Unaudited)
Net operating loss carryforwards (NOLs)	$18,533,000	$17,047,000
Stock-based compensation expense	5,357,000	5,021,000
Accrued expenses and unpaid expenses payable	1,516,000	1,416,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	-	(358,000)
Excess of tax amortization over book amortization	(41,000)	(112,000)
Others	(124,000)	(48,000)
Gross	25,309,000	23,034,000
Valuation allowance	(25,309,000)	(23,034,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $2.3 million for the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $42.9 million and $30.4 million, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2025 and December 31, 2024, the Company had State NOLs of approximately $30.4 million, available to reduce future state taxable income, expiring in 2042.

As of June 30, 2025 and December 31, 2024, the Company has Japan NOLs of approximately $0.6 million and $1.1 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of June 30, 2025 and December 31, 2024, the Company has Taiwan NOLs of approximately $5.2 million and $4.5 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of June 30, 2025 and December 31, 2024, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2025 and December 31, 2024, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 20 - Capital Stock

(1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2025 and December 31, 2024, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(Unaudited)
Restricted stock – vested	5,133,696	5,133,696
Total restricted stock	5,133,696	5,133,696

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

a.	As of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Unaudited)
Other receivable from:
- Loan:
EESquare JP [1]	$-	$196,988

WTL[4]	4,456,727	3,879,683
- Others:
EESquare JP [1]	-	19,063
Ejectt[3]	565	518
Kevin Wong[6]	41,925	37,288
StarJec[2]	98,690	-
Others[7]	50,595	21,971
Total	$4,648,502	$4,155,511

Prepaid expenses to Ejectt[3]	$736,027	$2,146,807

Prepayment from Ejectt[3]	$5,889,680	5,323,044

Other payable to:
AATWIN[5]	$-	$19,047
Interest payable to WTL[4]	61,934	55,116
Ejectt[3]	449,003	353,004
StarJec[2]	-	100,025
Kevin Wong[6]	209,287	172,675
Others[7]	712,386	468,730
Total	$1,432,610	$1,168,597

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month as of June 30, 2025. $0 represents other receivable loans from EESquare JP as of June 30, 2025. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of June 30, 2025.

3.	Represents prepayment paid by Ejectt to order 6 sets of antennas from Aircom Telecom with prepayment of $2,146,807 as of December 31, 2024 and $2,144,595 as of June 30, 2025. As of June 17, 2023, Aerkomm Taiwan entered into an agreement with Ejectt to appoints Ejectt as its exclusive sales agent in Taiwan with NTD 20,000,000 security deposit (approximately $609,942 as of December 31, 2024 and $685,401 as of June 30, 2025). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,146,807 as of December 31, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $61,934 as of June 30, 2025 and $55,116 as of December 31, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $4,456,727 and $3,879,683 from WTL due to operational needs as of June 30, 2025 and December 31, 2024. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $209,287 (approximately NTD 6,107,000) as of June 30, 2025 and $172,675 (approximately NTD 5,322,000) as of December 31, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the three and six months ended June 30, 2025 and 2024

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Purchase from Ejectt[1]	-	-	-	53,255
Rental income charged from EESquare JP5	$2,083	$1,923	$4,052	$3,942

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month.

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

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,197,263 and $4,044,230 for the six months ended June 30, 2025 and 2024, respectively, and $605,688 and $3,441,182 for the three months ended June 30, 2025 and 2024 , respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the six months ended June 30, 2025 and 2024 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.41%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2025 (Unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the six months ended June 30, 2025 and the year ended December 31, 2024.

Of the shares covered by options outstanding as of June 30, 2025, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 3/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	1.25	3.3521	74,580	1.25	3.3521

As of June 30, 2025, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised for the six months ended June 30, 2025, and the year ended December 31, 2024.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	2,084,791	7.6279	5.2566
Granted	143,256	2.5800	1.9462
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	2,228,047	7.3897	5.1155
Granted	51,628	2.5800	1.9487
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30, 2025 (Unaudited)	2,279,675	7.1964	4.9882

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	671,677	1.9691
Granted	143,256	1.9461
Vested	(566,957)	1.9478
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	247,976	2.0045
Granted	51,628	1.9563
Vested	(147,854)	1.9902
Forfeited/Cancelled	-	-
Options unvested at June 30, 2025 (Unaudited)	151,750	2.0020

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of June 30, 2025, 2,127,925 are now exercisable; 925,564 shares will be exercisable for the twelve-month period ending June 30, 2026. Information related to stock options outstanding and exercisable at June 30, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,505,237	7.09	$3.0152	1,353,487	5.41	$3.1910
6.00 - 10.00	419,288	5.86	8.3356	419,288	5.86	8.3356
11.00 - 14.20	126,150	4.75	11.4688	126,150	4.75	11.4688
20.50 - 27.50	109,000	2.28	25.4982	109,000	2.28	25.4982
30.00 - 35.00	120,000	2.13	34.5479	120,000	2.13	34.5479
	2,279,675	6.45	7.1964	2,127,925	5.07	8.4448

As of June 30, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $407,294, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.21 years. No options was exercised during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 20234	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at June 30, 2025 (Unaudited)	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	3,083,533	2.0415
Granted	-	-
Vested*	(2,117,747)	2.0415
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	965,786	2.0415
Granted	-	-
Vested	(442,216)	2.0420
Forfeited/Cancelled	-	-
Options unvested at June 30, 2025 (Unaudited)	523,570	2.0413

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $3.1 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 12)

Of the shares covered by options outstanding as of June 30, 2025, 3,160,359 shares are now exercisable. Information related to stock options outstanding and exercisable at June 30, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 6/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 6/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	7.99	2.5914	3,160,359	6.31	2.5917

As of June 30, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $1,520,143, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.25 years. 1,176,956 and 0 options were exercised for the six months ended June 30, 2025 and the year ended December 31, 2024.

NOTE 23 - Commitments and contingencies

As of June 30, 2025, the Company’s significant commitment is summarized as follows:

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$53,255
Less:
Cost of revenues	-	22,727	-	60,843
Other operating expense	999,610	318,554	1,461,584	466,891
Salaries expenses	984,180	1,760,414	2,075,865	4,748,145
Professional fee	161,097	502,125	521,416	1,270,399
Amortization and depreciation expense	562,354	509,608	1,136,276	1,024,772
Foreign currency exchange loss	1,268,039	141,556	1,318,654	829,479
Interest expense	267,364	305,994	534,593	592,625
Change in SAFE liabilities	160,000	-	210,000	-
Stock based compensation	605,688	3,355,634	1,197,263	4,044,230
Loss on disposal of subsidiaries	-	-	234,454	-
Other (income) loss, net	(2,216)	(4,933)	(5,257)	7,723
Loss before income tax	(5,006,116)	(6,911,679)	(8,684,848)	(12,991,852)

Income tax expense	2,400	-	2,400	2,400
Net loss	$(5,008,516)	$(6,911,679)	$(8,687,248)	$(12,994,252)

NOTE 25 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

From July 2025 to October 2025, the Company entered into three Simple Agreements for Future Equity (“SAFEs”) with G-Tech Global Pte. Ltd., a third-party investor. Under the terms of the SAFEs, the Company received aggregated gross proceeds of approximately $2.5 million. The SAFEs are non-interest-bearing. They remain outstanding until the occurrence of certain triggering events, including (i) an equity financing, (ii) a liquidity event such as a merger, acquisition, or other business combination, or (iii) a dissolution event. Upon an equity financing, the SAFEs will automatically convert into preferred shares at the lower of (a) the price per share of the new preferred stock multiplied by a discount rate of 80%, or (b) a price per share based on a valuation cap. In a liquidity event prior to conversion, the investor may elect to receive either a cash repayment equal to the SAFE purchase amount or to convert into common stock at a price per share based on the valuation cap.

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

Results of Operations

The discussion below relates to our three months periods ended on June 30, 2025 and 2024.

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change
	2025	2024	$		%
Sales	$-	$-	$		-%
Cost of sales	-	22,727			-%
Operating expenses	3,312,943	6,446,335		(3,133,392)	(48.6)%
Loss from operations	(3,312,943)	(6,469,062)		3,156,118	(48.8)%
Net non-operating income (loss)	(1,693,173)	(442,617)		(1,250,556)	282.5%
Loss before income taxes	(5,006,116)	(6,911,679)		1,905,562	(27.6)%
Income tax expense	2,400	-		2,400	100.0%
Net loss	(5,008,516)	(6,911,679)		1,903,162	(27.5)%
Other comprehensive loss	25,298	(181,989)		207,287	(113.9)%
Total comprehensive loss	$(4,983,218)	$(7,093,668)		$1,695,875	(23.9)%

Revenue. Our sales were $0 for the three months ended June 30, 2025, as compared to $0 for the three months ended June 30, 2024 as we are still developing our core business in in-flight entertainment and connectivity and there were no sales of equipment during the period.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $22,727 for the three months ended June 30, 2025 and 2024, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $3,133,392 to $3,312,943 for the three months ended June 30, 2025, from $6,446,335 for the three months ended June 30, 2024. Such operating expense decrease was mainly due to the decrease in salaries expense, professional fee and stock-based compensation in the amount of $776,234, $341,028 and $2,749,947, respectively, which was offset by the increase in amortization and depreciation expense, and other operation expense in the amount of $52,747 and $681,070, respectively.

Net non-operating income (loss). We had $1,693,173 and $442,617 net non-operating loss for three months ended June 30, 2025, and 2024, respectively. Net non-operating income for the three months ended June 30, 2025, primarily consisted of foreign currency exchange loss of $1,268,039, interest expense of $267,342, loss from change in fair value of SAFE liabilities of $160,000 and offset by other income, net of $2,118 and other gain, net of $90. Net non-operating income in the three months ended June 30, 2024 represents loss on foreign exchange translation of $141,664, interest expense of $305,995, net loss, net of $7,723 and offset by other gain, net of $12,657 and unrealized investment gain of $108.

Loss before income taxes. Our loss before income tax is $5,006,116 for the three months ended June 30, 2025 as compared to the loss of $6,911,679 for the three months ended June 30, 2024, a decrease of $1,905,562, or 27.6%, as a result of the factors described above.

Income tax expense. Income tax expense for the three months ended June 30, 2025 and 2024 were $2,400 and $0, respectively. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $1,695,875, or 23.9%, to $4,983,218 for the three months ended June 30, 2025, from $7,093,668 for the three months ended June 30, 2024.

The discussion below relates to our six months periods ended on June 30, 2025 and 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change
	2025	2024	$	%
Sales – related party	$-	$18,480	$(18,480)	(100.0)%
Service income – related party	-	34,775	(34,775)	(100.0)%
Cost of sales	-	60,843	60,843	(100.0)%
Operating expenses	6,392,427	11,554,437	5,162,009	(44.7)%
Loss from operations	(6,392,427)	(11,562,025)	5,169,597	(44.7)%
Net non-operating loss	(2,292,421)	(1,429,827)	(862,593)	60.3%
Loss before income taxes	(8,684,848)	(12,991,852)	4,307,004	(33.2)%
Income tax expense	2,400	2,400	-	-%
Net loss	(8,687,248)	(12,994,252)	4,307,004	(33.1)%
Other comprehensive income	(524,731)	(851,225)	326,494	(38.4)%
Total comprehensive loss	$(9,211,979)	$(13,845,477)	$3,980,510	(28.7)%

Revenue. Our sales were $0 for the six months ended June 30, 2025, as compared to $53,255 for the six months ended June 30, 2024 as we are still developing our core business in in-flight entertainment and connectivity and there were no sales of equipment during the period.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $60,843 for the six months ended June 30, 2025 and 2024, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $5,162,009 to $6,392,427 for the six months ended June 30, 2025, from $11,554,437 for the six months ended June 30, 2024. Such operating expense decrease was mainly due to the decrease in salaries expense, professional fee and stock-based compensation in the amount of $2,672,280, $748,984 and $2,846,968, respectively, which was offset by the increase in amortization and depreciation expense, and other operation expense in the amount of $111,504 and $994,719, respectively.

Net non-operating income (loss). We had $2,292,421 and $1,429,827 net non-operating loss for six months ended June 30, 2025, and 2024, respectively. Net non-operating income for the six months ended June 30, 2025, primarily consisted of foreign currency exchange loss of $1,318,654, interest expense of $534,570, loss from change in fair value of SAFE liabilities of $210,000, loss on disposal of subsidiaries of $234,454 and offset by other income, net of $5,159 and other gain, net of $90. Net non-operating loss for the six months ended June 30, 2024, primarily consisted of foreign exchange loss of $830,259, interest expenses of $592,625, other loss, net of $7,723.

Loss before income taxes. Our loss before income tax is $8,684,848 for the six months ended June 30, 2025 as compared to the loss of $12,991,852 for the six months ended June 30, 2024, a decrease of $4,307,003, or 33.2%, as a result of the factors described above.

Income tax expense. Income tax expense for the six months ended June 30, 2025 and 2024 were $2,400 and $2,400, respectively. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $3,980,510, or 28.7%, to $9,211,979 for the six months ended June 30, 2025, from $13,845,477 for the six months ended June 30, 2024.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of June 30, 2025, we had cash outflow from operating activities of $3,673,975 and had cash and restricted cash of $115,216. Our working capital deficit was $63,960,171 as of June 30, 2025. These conditions give rise to substantial doubt and uncertainty regarding our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of June 30, 2025, we had received Loans totaling NT$136,371,529 (approximately $4.7 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,326,541 of the $20 million in aggregate loan commitments from the two Lenders was still available as of June 30, 2025.

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

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of June 30, 2025, we expect approximately $30.5 million convertible notes and SAFE can be converted into equity upon Merger.

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

We believe it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. This assessment considers our current available cash, approximately $15.3 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $28.8 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen our capital resources and reduce cash obligations. We also expect to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, we believe its working capital will be adequate to sustain our operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, we expect to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.3 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are our existing investors and have a strong interest in its success), slowing the pace of hiring and other investments that we would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales. In conclusion, per the non-binding term sheet agreement aforementioned, we will be able to fund the operations and development for the next 12 months.

The following table provides detailed information about our net cash flow:

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(3,673,975)	$(5,841,724)
Net cash provided by (used in) investing activities	111,643	(1,583,417)
Net cash provided by (used in) financing activities	2,263,013	(1,299,953)
Net decrease in cash and restricted cash	(1,299,319)	(8,725,094)
Cash and restricted cash at beginning of year	109,227	7,428,702
Foreign currency translation effect on cash and restricted cash	1,320,561	1,374,887
Cash and restricted cash at end of year	$130,469	$78,495

Operating Activities

Net cash used in operating activities was $3,673,975 for the six months ended June 30, 2025, as compared to $5,841,724 for the six months ended June 30, 2024. In addition to the net loss of $8,687,248, the decrease in net cash used in operating activities during the six months ended June 30, 2025 was mainly due to the increased in prepaid expenses of $41,196, other receivable of $50,186, other current assets of $2,336, deposit of $9,495, account payable of $300,000 and operating lease liability of $15,594, respectively, offset by non-cash items of $2,838,211 which consisted of depreciation and amortization, stock-based compensation, non-cash R&D expense, change in fair value of SAFE liabilities, and loss in disposal of subsidiaries. The decrease was also offset by increase in accrued expenses, other payable and other payable-related parties of $1,483,250, $939,378 and $134,941, respectively.

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

Investing Activities

The net cash provided by and used in investing activities for the six months ended June 30, 2025 was $111,643 as compared to $1,583,417 for the six months ended June 30, 2024. Net cash provided by investing activities for the six months ended June 30, 2025 was mainly due to proceeds from other receivable – related parties loans, of $203,284, and offset by the disbursement for other receivable - related parties loans of $88,903 and cash outflow from disposal of subsidiaries of $2,738.

Net cash used in investing activities for the six months ended June 30, 2024 was $1,583,417 as compared to net cash used in investing activities of $38,586 for the six months ended June 30, 2023. The net cash used in investing activities for the six months ended June 30, 2024 was mainly prepayment for land and disbursement for other receivable - related parties of $340,524 and $1,231,799.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $2,263,013 as compared to net cash used in financing activities of $1,299,953 for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2025 was mainly attributable to the proceeds from short-term loan of $985,004, and offset by repayment of short-term loan of $221,991.

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

Capital expenditures for the six months ended June 30, 2025 and 2024 were $0 and $351,618, respectively.

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

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 17, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of June 30, 2025, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $7,120,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $11.86, a risk-free rate of 4.01%, and an annualized volatility of 48.1%. The Company has received aggregate proceeds of $6,497,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three and six months ended June 30, 2025, were $160,000 and $210,000, respectively. As of December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $5,410,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $11.55, a risk-free rate of 4.43%, and an annualized volatility of 48.1%. The Company had received aggregate proceeds of $4,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the year ended December 31, 2024, was $412,800.

Goodwill Impairment

As we are currently still in the development stage and will not start generating recurring revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before the year 2023 are limited and uncertain, and due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 in 2023. Management has also evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, goodwill net of impairment was $4,573,819.

Impairment of long-term investment.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three and six months ended, no impairment were recorded against the long-term investment.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2025.

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

As of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

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

We have not sold any equity securities during the quarter ended June 30, 2025.

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

Date: November 14, 2025	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)