Form 10-Q
period 2025-09-30
Aerkomm Inc.
filed 2025-12-16
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of December 12, 2025, there were 19,638,849 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$440,495	$93,974
Short-term investment	107	107
Inventories, net	1,008,721	1,007,461
Prepaid expenses	223,651	195,633
Other receivable - related parties	4,446,919	4,155,511
Other receivable	455,702	383,216
Other current assets	101,728	90,651
Total Current Assets	6,677,323	5,926,553

NON-CURRENT ASSETS
Long-term Investment, net	2,289,970	2,127,249
Property and Equipment,net	1,647,549	1,728,227
Intangible asset, net	9,987,245	11,279,893
Construction in progress	3,750,000	3,750,000
Prepayment for land	40,563,129	40,223,001
Right of use assets, net	477,853	176,406
Prepayment for equipment and intangible assets – customer projects – related parties	736,027	2,146,807
Prepayment for equipment and intangible assets – customer projects	279,710	279,710
Restricted cash	15,253	15,253
Deposits	475,848	392,907
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	64,796,403	66,693,272

Total Assets	$71,473,726	$72,619,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$7,948,224	$6,976,721
Convertible long-term bonds payable - current	200,000	200,000
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	8,910,000	5,410,000
Accounts payable	2,213,800	2,489,080
Accrued expenses	11,085,465	8,260,411
Other payable - related parties	1,431,235	1,168,597
Other payable	11,794,137	10,435,027
Prepayment from customer - related party	5,710,683	5,323,044
Contract liability - current	762,000	762,000
Lease liabilities - current	258,955	168,251
Total Current Liabilities	73,487,699	64,366,331

Long-term Liabilities
Lease liabilities - non-current	266,575	56,303
Total Long-Term Liabilities	266,575	56,303

Total Liabilities	73,754,274	64,422,634

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.001 par value,90,000,000 shares authorized, 19,638,849 and 18,352,613 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19,638	18,352
Additional paid-in capital	116,720,997	114,391,555
Subscribed capital	-	527,783
Accumulated deficit	(119,277,555)	(106,674,555)
Accumulated other comprehensive income (loss)	256,372	(65,944)
Total Stockholders’ Equity	(2,280,548)	8,197,191

Total Liabilities and Stockholders’ Equity	$71,473,726	$72,619,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$48,843	$-	$48,843
Net Sales – Related Party		47,465	-	65,945
Service income - related party	-	-	-	34,775
Total Sales	-	96,308	-	149,563

Cost of sales	-	285	-	61,128
Total cost of sales	-	285	-	61,128

Gross profit	-	96,023	-	88,435

Operating expenses	3,886,309	3,686,838	10,278,736	15,241,275

LOSS FROM OPERATIONS	(3,886,309)	(3,590,815)	(10,278,736)	(15,152,840)

NON - OPERATING INCOME (LOSS)
Unrealized investment loss	-	(21,150)	-	(20,370)
Foreign currency exchange gain (loss)	528,965	190,811	(789,689)	(639,448)
Other (loss) income	(4,089)	959	1,070	(6,764)
Interest expense	(264,321)	(272,197)	(798,891)	(864,822)
Change in SAFE liabilities	(290,000)	-	(500,000)	-
Loss on deconsolidation of Aerkomm HK and Beijing Yatai	-	-	(234,454)	-
Other gain, net	2	-	100	-
Net non - operating loss	(29,443)	(101,577)	(2,321,864)	(1,531,404)

LOSS BEFORE INCOME TAXES	(3,915,752)	(3,692,392)	(12,600,600)	(16,684,244)

INCOME TAX EXPENSE	-	-	2,400	2,400

NET LOSS	$(3,915,752)	$(3,692,392)	$(12,603,000)	$(16,686,644)

OTHER COMPREHENSIVE (LOSS) GAIN
Change in foreign currency translation adjustments	(461,925)	260,941	297,018	(590,284)

TOTAL COMPREHENSIVE LOSS	$(4,377,677)	$(3,431,451)	$(12,305,982)	$(17,276,928)

NET LOSS PER COMMON SHARE:
Basic	(0.20)	(0.20)	(0.65)	(0.92)
Diluted	(0.20)	(0.20)	(0.65)	(0.92)

Weighted Average Shares Outstanding - Basic	19,638,849	18,352,613	19,299,622	18,149,372
Weighted Average Shares Outstanding - Diluted	19,638,849	18,352,613	19,299,622	18,149,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the Nine Months Ended September 30, 2025
						Accumulated
			Additional			other
	Common stock		paid in	Subscribed	Accumulated	comprehensive
	Shares	Amount	capital	Capital	Deficit	loss	Total

BALANCE, December 31, 2024	18,352,613	$18,352	$114,391,555	$527,783	$(106,674,555)	$(65,944)	$8,197,191
Issuance of common stock	109,280	109	527,674	(527,783)	-	-	-
Cashless exercise of stock options	1,176,956	1,177	(1,177)	-	-	-	-
Stock compensation expense	-	-	591,575	-	-	-	591,575
Net loss for the period	-	-	-	-	(3,678,732)	-	(3,678,732)
Cumulative translation adjustment reclassification on deconsolidation	-	-	-	-	-	25,298	25,298
Foreign currency translation adjustments	-	-	-	-	-	(550,029)	(550,029)
BALANCE, March 31, 2025	19,638,849	19,638	115,509,627	-	(110,353,287)	(590,675)	4,585,303
Stock compensation expense	-	-	605,688	-	-	-	605,688
Net loss for the period	-	-	-	-	(5,008,516)	-	(5,008,516)
Foreign currency translation adjustments	-	-	-	-	-	1,308,972	1,308,972
BALANCE, June 30, 2025	19,638,849	19,638	116,115,315	-	(115,361,803)	718,297	1,491,447
Stock compensation expense	-	-	605,682	-	-	-	605,682
Net loss for the period	-	-	-	-	(3,915,752)	-	(3,915,752)
Foreign currency translation adjustments	-	-	-	-	-	(461,925)	(461,925)
BALANCE, September 30, 2025	19,638,849	$19,638	$116,720,997	$-	$(119,277,555)	$256,372	$(2,280,548)

	For the Nine Months Ended September 30, 2024
						Accumulated
			Additional			other
	Common stock		paid in	Subscribed	Accumulated	comprehensive
	Shares	Amount	capital	Capital	Deficit	loss	Total

BALANCE, December 31, 2023	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	$24,189,882
Issuance of common stock	1,093,000	1,093	6,556,907	(5,004,000)	-	-	1,554,000
Stock compensation expense	-	-	633,048	-	-	-	633,048
Other comprehensive income	-	-	-	-	-	(669,236)	(669,236)
Net loss for the period	-	-	-	-	(6,082,573)	-	(6,082,573)
BALANCE, March 31, 2024	17,813,451	17,813	104,205,425	-	(83,562,277)	(1,035,840)	19,625,121
Issuance of common stock	390,000	390	2,339,610	-	-	-	2,340,000
Capital Injection	-	-	-	3,499,496	-	-	3,499,496
Stock compensation expense	-	-	3,411,183	-	-	-	3,411,183
Other comprehensive income	-	-	-	-	-	(181,989)	(181,989)
Net loss for the period	-	-	-	-	(6,911,679)	-	(6,911,679)
BALANCE, June 30, 2024	18,203,451	18,203	109,956,218	3,499,496	(90,473,956)	(1,217,829)	21,782,132
Issuance of common stock	390,000	390	2,339,610	-	-	-	2,340,000
Stock compensation expense	-	-	604,851	-	-	-	604,851
Other comprehensive income	-	-	-	-	-	260,941	260,941
Net loss for the period	-	-	-	-	(3,692,392)	-	(3,692,392)
BALANCE, September 30, 2024	18,593,451	$18,593	$112,900,679	$3,499,496	$(94,166,348)	$(956,888)	$21,295,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,603,000)	$(16,686,644)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	1,704,949	1,531,453
Amortization of right of use assets	91,860	95,919
Stock-based compensation	1,802,945	4,649,082
Change in fair value of SAFE liabilities	500,000	-
Unrealized losses on trading security	-	20,370
Loss on disposal of subsidiaries	234,454	-
Change in operating assets and liabilities:
Accounts receivable	-	41,088
Accounts receivable - related parties	-	-
Inventories	-	(19,500)
Prepaid expenses	(29,631)	(1,148,502)
Other receivable	(50,976)	-
Other current assets	(4,043)	(259,042)
Deposits	(62,560)	129,697
Accounts payable	(300,099)	450
Accrued expenses	3,108,202	6,799,449
Prepayment from customer – related party	36,300	-
Other payable	1,281,231	-
Other payable, related parties	185,977	-
Operating lease liability	(36,736)	29,783
Net cash used in operating activities	(4,141,127)	(4,816,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for land	-	(349,131)
Disbursement for other receivable-related parties loans	(116,062)	(1,790,291)
Proceeds from other receivable-related parties loans	142,193	-
Cash outflow from disposal of subsidiaries	(2,738)	-
Purchase of property and equipment	(16,649)	(44,969)
Net cash provided by (used in) investing activities	6,744	(2,184,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	1,031,426	951,657
Proceeds from equity financing	-	2,585,200
Repayment of short-term loan	(341,470)	(940,652)
Proceeds from safe notes	3,000,000	-
Repayment of long-term loan	-	(4,823)
Repayment of convertible long-term bond payable	-	(8,016,426)
Proceeds from subscribed capital	-	4,421,782
Payment on finance lease liability	-	(8,322)
Net cash provided by (used in) financing activities	3,689,956	(1,011,584)

Net Decrease in Cash and Restricted Cash	(444,427)	(8,012,372)

CASH AND RESTRICTED CASH, beginning of Period	109,227	7,428,702

Foreign Currency Translation Effect on Cash and Restricted Cash	790,948	660,699

CASH AND RESTRICTED CASH, end of Period	$455,748	$77,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash	$440,495	$56,952
Restricted cash	15,253	20,077
Total	$455,748	$77,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$2,400	$2,400
Cash paid during the year for interest	$653	$864,822

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$527,783	$-
Cashless exercise of stock options	$1,177	$-

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of September 30, 2025, the Company had cash outflow from operating activities of approximately $4.1 million and had cash of approximately $0.4 million. The Company’s working capital deficit was approximately $66.8 million as of September 30, 2025. These conditions give rise to substantial doubt and uncertainty regarding the Company’s ability to continue as a going concern. If the Company is able to carry out its plans as detailed below, the Company could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of September 30, 2025, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$136,371,529 (approximately $4.5 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,522,931 of the $20 million in aggregate loan commitments from the two Lenders was still available as of September 30, 2025.

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

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of September 30, 2025, the Company expect approximately $32.3 million convertible notes and SAFE can be converted into equity upon Merger.

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

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2025 and the results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these nine months periods are unaudited. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of September 30, 2025 and December 31, 2024, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $299,302 and $4,700 as of September 30, 2025 and December 31, 2024, respectively.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three and nine months ended September 30, 2025 and 2024, the Company recorded $0 impairment charges for its investments, respectively.

Accounts receivable

The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of September 30, 2025 and December 31, 2024, the Company had $0 Accounts Receivable, respectively. Allowances for expected credit losses were $0 as of September 30, 2025 and December 31, 2024.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three and nine months ended September 30, 2025 and 2024.

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

As Aerkomm is currently still in the development stage and has not yet commenced generating recurring revenue as of September 30, 2025. Management has evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, goodwill net of impairment was $4,573,819.

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

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)	(Unaudited)
Short-term investment	$107	$107	$-	$-
SAFE liability	$8,910,000	$-	$-	$8,910,000

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2024
	2024	Level 1	Level 2	Level 3
Short-term investment	$107	$107	$-	$-
SAFE liability	$5,410,000	$-	$-	$5,410,000

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the nine months ended September 30, 2025 and December 31, 2024:

SAFE liability
Ending balance as of December 31, 2023	$-
Issuance of SAFE notes	4,997,200
Change in fair value of contingent consideration for acquisition	412,800
Ending balance as of December 31, 2024	$5,410,000
Issuance of SAFE notes	3,000,000
Change in fair value	500,000
Ending balance as of September 30, 2025 (Unaudited)	$8,910,000

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

Disaggregated information of revenues by products/services are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of ground antenna units (1)	$-	$48,843	$-	$65,945
Technical support service (1) (2)	-	47,465	-	83,618
Total Revenues	$-	$96,308	$-	$149,563

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time

Disaggregated information of revenues by regions are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Taiwan	$-	$96,308	$-	$149,563
Total	$-	$96,308	$-	$149,563

The Company recognized advance payments from its customers prior to revenue recognition as contract liability or prepayment from customer-related party until the revenue recognition performance obligation are met.

As of September 30, 2025 and December 31, 2024, the Company did not have any contract assets.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the three and nine months ended September 30, 2025, we incurred $180,744 of research and development costs, compared to $6,038 and $12,213 for the same periods in 2024, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,665,555 and 6,562,299 common stock equivalents, primarily stock options and warrants, for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

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

NOTE 5 - Short-term Investment

On September 9, 2019, the Company entered into a liquidity agreement with a security company (“the Liquidity Provider”) in France, which is consistent with customary practice in the French securities market. The liquidity agreement complies with applicable laws and regulations in France and authorizes the Liquidity Provider to carry out market purchases and sales of shares of the Company’s common stock on the Euronext Paris market. To enable the Liquidity Provider to carry out the interventions provided for in the contract, the Company contributed approximately $225,500 (200,000 euros) into the account. The transaction was initiated in the beginning of 2020, and the Company pays annual compensation of 20,000 euros to the Liquidity Provider in advance by semi-annual installments at the beginning of each semi-annual period under the agreement. The liquidity agreement had an initial term of one year and was renewed automatically until terminated as indicated below. As of September 30, 2025, the Company had purchased 5,361 shares of its common stock with the fair value of $107. The securities were recorded as short-term investment with an accumulated unrealized loss of $19,297. In January 2022, the Liquidity Provider terminated the agreement and the Company is determining whether to continue a similar program with a different provider.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$35,000,000 (approximately $1.1 million as of September 30 ,2025). Shinbao is a privately-held company in Taiwan. As of September 30, 2025, the stock title transfer is still under process. Given the Company’s intention to hold the investment in Shinbao for a period exceeding twelve months, the investment was reclassified from short-term investment to long-term investment.

As of September 30, 2025 and December 31, 2024, the fair value of the investment was $107. For the nine months ended September 30, 2025 and 2024, the Company recorded unrealized losses on trading securities amounted to $0 and $20,370, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded unrealized losses on trading securities amounted to $0 and $19,590, respectively.

NOTE 6 - Inventories, net

As of September 30, 2025 and December 31, 2024 , inventories consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Satellite equipment for sale under development	$1,008,721	$1,007,461

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the three and nine months ended September 30, 2025 and 2024, the Company did not record any write-down of obsolete inventory.

NOTE 7 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of September 30, 2025 and December 31, 2024, prepaid expenses consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Prepaid professional expense	$107,746	$108,844
Others	115,905	86,789
Prepaid expenses total	$223,651	$195,633

Prepayment for equipment and intangible assets – customer projects – related parties	$736,027	$2,146,807
Prepayment for equipment and intangible assets – customer projects	$279,710	$279,710

These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 8 - Property and Equipment, Net

As of September 30, 2025 and December 31, 2024, the balances of property and equipment were as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Ground station equipment	$1,879,470	$1,611,192
Computer software and equipment	2,952,850	2,915,256
Satellite equipment	275,410	275,410
Vehicle	357,051	332,616
Leasehold improvement	60,296	83,959
Furniture and fixture	30,760	38,532
Subtotal	5,555,838	5,256,965
Accumulated depreciation	(3,908,289)	(3,528,738)
Net	1,647,549	1,728,227
Construction in progress	3,750,000	3,750,000
Prepayments - land	40,563,129	40,223,001
Total	$45,960,678	$45,701,228

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $34,678,185 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,387,127 as of September 30, 2025 and 1,302,062 as of December 31, 2024) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31,2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of September 30, 2025, the title of the land has not transfer to the Company as the qualified license applications are still in progress from Taiwan National Communications Commission (“NCC”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate

On November 15, 2022, the Company entered into another real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of September 30, 2025, the Company paid to the Seller 2 installments refundable prepayments of NT$145,800,000 (approximately $4,786,605 as of September 30, 2025) in total.

Depreciation expense was $391,124 and $213,408 for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation expense was $129,235 and $70,747 for the three months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company held 6,000,000 shares of Ejectt’s common stock, which were recorded as long-term investments and pledged as collateral for the Company’s debt obligations to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral support in connection with the issuance of convertible bonds by U.S.-based Aerkomm Inc. In prior periods, the Company sold 5,000,000 of the 6,000,000 pledged shares and subsequently reacquired 5,000,000 shares of Ejectt’s common stock; accordingly, the Company used the average acquisition cost of NT$25.58 per share, or NT$153,523,000 in total, to determine the carrying value of the long-term investment as of December 31, 2023. During the year ended December 31, 2024, the Company evaluated several qualitative and quantitative factors and determined that the decline in the value of its investment in Ejectt was other-than-temporary, and therefore recognized an impairment loss of NT$101,123,141 (approximately US$3.1 million). As of September 30, 2025 and December 31, 2024, the carrying value of the investment in Ejectt was NT$52,399,859 (approximately US$1.7 million).

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

Aerkomm Taiwan Inc. held a shareholders’ meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Department of Investment Review in Taiwan. An application for approval was submitted on July 10, 2024. Aerkomm expects that the review process may require approximately 4-6 months. Aerkomm cannot assure whether the Department of Investment Review will approve the transaction. As of the date of the report, the review is still ongoing. During the year ended December 31, 2024, the Company recorded impairment of $3,149,625 against investment in Ejectt. For the three and nine months ended September 30, 2025 and 2024, the Company recorded impairment of $0 against investment in Ejectt.

As of September 30, 2025 and December 31, 2024, 6,000,000 shares of Ejectt’s common stock were restricted.

As of September 30, 2025 and December 31, 2024, through Aerkomm Taiwan and Aircom Telecom the Company held approximately 9.22% of the issued and outstanding shares of Ejectt.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,149,048 and $1,067,399, as of September 30, 2025 and December 31, 2024, respectively) as downpayment. Shinbao is a privately-held company in Taiwan. During the year ended December 31, 2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.6 million). As of September 30, 2025, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.5 million). For the three and nine months ended September 30, 2025, the Company recorded impairments of $0 against prepaid investment in Shinbao.

As of September 30, 2025 and December 31, 2024, the long-term investment was as follows:

	Investment in Ejectt	Investment in Shinbao	Total
January 1, 2024	$5,013,814	$-	$5,013,814
Reclassified from short-term investment	-	1,143,044	1,143,044
Impairment	(3,149,625)	(549,653)	(3,699,278)
Exchange rate adjustment	(266,145)	(64,186)	(330,331)
December 31, 2024	1,598,044	529,205	2,127,249
Exchange rate adjustment	122,240	40,481	162,721
September 30, 2025 (Unaudited)	$1,720,284	$569,686	$2,289,970

NOTE 10 - Intangible Asset, Net

As of September 30, 2025 and December 31, 2024, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2024	$17,406,469	$(4,381,777)	$13,024,692
Addition	15,134	(1,753,435)	(1,738,301)
Exchange rate adjustment	(23,458)	16,960	(6,498)
December 31, 2024	17,398,145	(6,118,252)	11,279,893
Addition	-	(1,314,621)	(1,314,621)
Exchange rate adjustment	26,477	(4,504)	21,973
September 30, 2025 (Unaudited)	$17,424,623	$(7,437,377)	$9,987,245

Amortization expense was $1,314,621 and $1,318,405 for each of the nine months ended September 30, 2025 and 2024.

Amortization expense was $437,365 and $435,934 for each of the three months ended September 30, 2025 and 2024.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending September 30, 2026	$1,286,791
Twelve months ending September 30, 2027	1,247,462
Twelve months ending September 30, 2028	1,247,462
Twelve months ending September 30, 2029	1,247,462
Twelve months ending September 30, 2030 and thereafter	4,958,068
Total	$9,987,245

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

There is no impairment loss on goodwill that was recognized for three and nine months ended September 30, 2025 and 2024 for all past merger activities.

NOTE 12 - Other Payable and Accrued Expenses

Nature	September 30, 2025	December 31, 2024
	(Unaudited)
Outside service, professional, and consultant fee	$4,010,303	$3,947,677
Land commission payable	1,288,561	1,288,561
Interest payable	2,884,840	2,086,390
Bonus, health insurance, and payroll taxes	1,596,325	1,049,191
R&D supplies	672,149	673,567
Employee reimbursement	277,927	281,106
Office expense	48,288	63,354
Others	1,015,744	1,045,182
Total	$11,794,137	$10,435,028

The Company also notes that $9,676,059 from the total accrued expenses balance of $11,085,465 as of September 30, 2025 was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023. As of December 31, 2024, approximately $3.1 million accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms., Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of approximately $3.1 million in unpaid salary.

NOTE 13 - Operating and Finance Leases

As of September 30, 2025, the Company had four operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	September 30, 2025	December 31, 2024
(Unaudited)
Weighted-average remaining lease term
Operating lease	1.96 Years	1.44 Years
Finance lease	- Years	- Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Operating leases
Right of use assets	477,853	176,406

Lease Liability – current portion	258,955	168,251
Lease Liability – net of current portion	266,575	56,303
Total operating lease liabilities	$525,530	$224,554

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

Operating Leases

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease expense	33,281	32,380	98,148	95,919
Sublease rental income	(2,034)	(2,012)	(6,078)	(5,954)
Net lease expense	$31,247	$30,368	$92,070	$89,965

Finance Leases

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of right-of-use asset	-	2,629	-	7,952
Interest on lease liabilities	-	55	-	244
Total finance lease cost	-	2,684	-	$8,196

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending September 30, 2026	$280,547
Twelve months ending September 30, 2027	141,921
Twelve months ending September 30, 2028	141,132
Total lease payments	$563,600
Less: Imputed interest	(38,070)
Present value of lease liabilities	$525,530
Current portion	(258,955)
Non-current portion	$266,575

NOTE 14 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of September 30, 2025 and December 31, 2024, the outstanding loan balance was $984,898 (NTD 30,000,000) and $914,913 (NTD 30,000,000), respectively. This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary fundings as of September 30, 2025 and December 31, 2024, were $4,477,069 (NTD 136,371,529) and $4,149,787 (NTD 136,071,529), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of September 30, 2025 and December 31, 2024, the outstanding balance under the Credit Loan Agreement was $19,150 and $29,226, respectively.

During the year ended December 31, 2023, the entire balance of Zero Coupon Bond (see Note 15) was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of December 31, 2024 and September 30, 2025, the outstanding principal is $1,383,337 and the accrued interest is $223,962 (Note 12) pertained to above mentioned Zero Coupon Bond.

On April 23, 2024, the Company entered into a premium finance agreement with First Insurance Funding to finance its annual directors and officers insurance. Pursuant to the agreement, First Insurance Funding agreed to the unpaid balance of $93,500 of the total premiums, taxes and fees of $110,000. The loan bears interest at an annual rate of 9.45% and is payable in ten monthly installments of $9,760. As of September 30, 2025 and December 31, 2024, the outstanding balance under this agreement was $0 and $29,126, respectively.

On March 4, 2025, the Company entered into a loan agreement in the amount of NT $17,663,728 (approximately $0.6 million) with a non-related party. This loan, which carried no interest, was set to mature on September 21, 2025. As of September 30, 2025, the outstanding loan balance was $579,899 (NT$ 17,663,728).

Other than the short-term loan mentioned above, the Company had additional borrowings from several third parties totaling $503,870 and $47,600 as of September 30, 2025 and December 31, 2024, respectively. These loans are interest-free and payable on demand.

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

On October 27, 2023, Citicorp International Limited, as Trustee with respect to the Bonds, submitted to the Company a request for redemption of the Bonds in full. During the year ended December 31, 2024, the entire balance of Zero Coupon Bond was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of September 30, 2025 and December 31, 2024, the Company had repaid $8,330,160 of principal and interest due on the Bonds as of that date. We expect to repay the remaining balance of the amount of $2,178,324 owed on the bonds, plus any additional accrued interest, within the next few months.

As of September 30, 2025 and December 31, 2024, the long-term bonds payable consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Current:
Zero Coupon Bonds*	$-	$-
Coupon Bond	$200,000	$200,000

*	The Zero Coupon Bonds net carrying value are calculated as following:

Net Carrying Value
Balance as of January 1, 2024	10,303,775
Repayment	(8,330,160)
Accrued interest	204,709
Tender for redemption	(2,178,324)
Balance as of December 31, 2024 and September 30, 2025 (Unaudited)	$-

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of September 30, 2025 and December 31, 2024, were $223,962 and $131,957, respectively.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of September 30, 2025 and December 31, 2024. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest of $2,625,837 as of September 30, 2025, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share.

NOTE 17 - SAFE Liabilities

In June, 2024, November, 2024, June, 2025 and September, 2025, the Company entered into seven Simple Agreement for Future Equity (“SAFE”) agreements with Hsiao Chia-Sung, Liu Ya Ting, Luk Fook Securities (HK) Ltd., and G-Tech Optoelectronics Corp. for a total of $7,997,200. The SAFE Agreements convert upon closing of the merger at $12.20 (“redemption price”) per share of common stock of IXAQ and the SAFE investors are eligible for additional incentive shares that will be issued by the merged company if following performance metrics are met in the five years following the closing of the Merger.

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

As of September 30, 2025 and December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $8,910,000 and $5,410,000, respectively. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation as of September 30,2025 and December 31, 2024, included an IXAQ stock price of $12.20 and $11.55, a risk-free rate of 3.78% and 4.43%, and an annualized volatility of 49.5% and 48.1%, respectively. The Company has received aggregate proceeds of $7,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three and nine months ended September 30, 2025, were $290,000 and $500,000, respectively.

NOTE 18 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of September 30, 2025 and December 31, 2024, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of September 30, 2025, Aerkomm is in discussion about the renewal of this project and has reclassified it as contract liability at this time. The project remains ongoing, and since the related performance obligations have not yet been fully satisfied, the balance continues to be classified as a contract liability until Klingon’s acceptance.

NOTE 19 - Income Taxes

Income tax expense for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	-	-	-	-
State	-	-	2,400	2,400
Total	-	-		$2,400

Deferred tax assets (liability) as of September 30, 2025 and December 31, 2024 consist approximately of:

	September 30, 2025	December 31, 2024
	(Unaudited)
Net operating loss carryforwards (NOLs)	$19,051,000	$17,047,000
Stock-based compensation expense	5,526,000	5,021,000
Accrued expenses and unpaid expenses payable	1,743,000	1,416,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	-	(358,000)
Excess of tax amortization over book amortization	(7,000)	(112,000)
Others	(169,000)	(48,000)
Gross	26,212,000	23,034,000
Valuation allowance	(26,209,000)	(23,034,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $2.3 million for the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $44.3 million and $30.4 million, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of September 30, 2025 and December 31, 2024, the Company had State NOLs of approximately $30.4 million, available to reduce future state taxable income, expiring in 2042.

As of September 30, 2025 and December 31, 2024, the Company has Japan NOLs of approximately $0.8 million and $1.1 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of September 30, 2025 and December 31, 2024, the Company has Taiwan NOLs of approximately $5.9 million and $4.5 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of September 30, 2025 and December 31, 2024, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of September 30, 2025 and December 31, 2024, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 20 - Capital Stock

(1)	Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of September 30, 2025 and December 31, 2024, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2)	Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(Unaudited)
Restricted stock – vested	5,133,696	5,133,696
Total restricted stock	5,133,696	5,133,696

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

a.	As of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Unaudited)
Other receivable from:
- Loan:
EESquare JP [1]	$-	$196,988
WTL[4]	4,295,365	3,879,683
- Others:
EESquare JP [1]	66,230	19,063
Ejectt[3]	551	518
Kevin Wong[6]	40,163	37,288
Others[7]	44,610	21,971
Total	$4,446,919	$4,155,511

Prepaid expenses to Ejectt[3]	$736,027	$2,146,807

Prepayment from Ejectt[3]	$5,710,683	5,323,044

Other payable to:
AATWIN[5]	$-	$19,047
Interest payable to WTL[4]	59,332	55,116
Ejectt[3]	458,040	353,004
StarJec[2]	85,248	100,025
Kevin Wong[6]	200,493	172,675
Others[7]	628,122	468,730
Total	$1,431,235	$1,168,597

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month as of September 30, 2025. $0 represents other receivable loans from EESquare JP as of September 30, 2025. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of September 30, 2025.

3.	Represents prepayment paid by Ejectt to order 6 sets of antennas from Aircom Telecom with prepayment of $2,146,807 as of December 31, 2024 and $7,36,027 as of September 30, 2025. As of June 17, 2023, Aerkomm Taiwan entered into an agreement with Ejectt to appoints Ejectt as its exclusive sales agent in Taiwan with NTD 20,000,000 security deposit (approximately $609,942 as of December 31, 2024 and $656,599 as of September 30, 2025). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,146,807 as of December 31, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $59,332 as of September 30, 2025 and $55,116 as of December 31, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $4,295,365 and $3,879,683 from WTL due to operational needs as of September 30, 2025 and December 31, 2024. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $200,493 (approximately NTD 6,107,000) as of September 30, 2025 and $172,675 (approximately NTD 5,322,000) as of December 31, 2024.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the three and nine months ended September 30, 2025 and 2024

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Purchase from Ejectt[1]	-	-	-	53,255
Rental income charged from EESquare JP5	$3,052	$2,012	$7,104	$5,954

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month.

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

On March 6, 2025, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on October 6, 2025.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $1,802,945 and $4,649,082 for the nine months ended September 30, 2025 and 2024, respectively, and $605,682 and $604,851 for the three months ended September 30, 2025 and 2024 , respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the nine months ended September 30, 2025 and 2024 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.41%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2025 (Unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the nine months ended September 30, 2025 and the year ended December 31, 2024.

Of the shares covered by options outstanding as of September 30, 2025, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at September 30, 2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at September 30, 2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	0.75	3.3521	74,580	0.75	3.3521

As of September 30, 2025, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised for the nine months ended September 30, 2025, and the year ended December 31, 2024.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	2,084,791	7.6279	5.2566
Granted	143,256	2.5800	1.9462
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	2,228,047	7.3897	5.1155
Granted	77,442	2.5800	1.9550
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at September 30, 2025 (Unaudited)	2,305,489	7.1447	4.9543

Activities related to unvested stock awards under Aerkomm 2017 Plan for the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	671,677	1.9691
Granted	143,256	1.9461
Vested	(566,957)	1.9478
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	247,976	2.0045
Granted	77,442	1.9550
Vested	(22,533)	1.9903
Forfeited/Cancelled	-	-
Options unvested at September 30, 2025 (Unaudited)	302,885	1.9981

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of September 30, 2025, 2,127,925 are now exercisable; 925,564 shares will be exercisable for the twelve-month period ending September 30, 2026. Information related to stock options outstanding and exercisable at September 30, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,531,051	6.89	$3.0079	1,430,946	5.08	$3.1489
6.00 - 10.00	419,288	5.61	8.3356	419,288	5.61	8.3356
11.00 - 14.20	126,150	4.50	11.4688	126,150	4.50	11.4688
20.50 - 27.50	109,000	2.03	25.4982	109,000	2.03	25.4982
30.00 - 35.00	120,000	1.90	34.5479	120,000	1.90	34.5479
	2,305,489	6.04	7.1447	2,205,384	4.79	8.0006

As of September 30, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $407,294, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.21 years. No options was exercised during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at September 30, 2025 (Unaudited)	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	3,083,533	2.0415
Granted	-	-
Vested*	(2,117,747)	2.0415
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	965,786	2.0415
Granted	-	-
Vested	(663,322)	2.420
Forfeited/Cancelled	-	-
Options unvested at September 30, 2025 (Unaudited)	302,464	2.0404

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $1.0 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 12)

Of the shares covered by options outstanding as of September 30, 2025, 3,160,359 shares are now exercisable. Information related to stock options outstanding and exercisable at September 30, 2025, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 9/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 9/30/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	7.74	2.5914	3,381,465	5.72	2.5916

As of September 30, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $1,520,143, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.25 years. 1,176,956 and 0 options were exercised for the nine months ended September 30, 2025 and the year ended December 31, 2024.

NOTE 23 - Commitments and contingencies

As of September 30, 2025, the Company’s significant commitment is summarized as follows:

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$96,308	$-	$149,563
Less:
Cost of revenues	-	285	-	61,128
Other operating expense	608,457	314,760	2,070,041	781,650
Salaries expenses	1,770,898	1,616,581	3,846,763	6,364,726
Research and development	180,744	12,213	180,744	12,213
Professional fee	151,856	631,752	673,272	1,902,151
Amortization and depreciation expense	568,673	506,681	1,704,949	1,531,453
Foreign currency exchange (income) loss	(528,965)	(169,661)	789,689	659,818
Interest expense	264,321	272,197	798,914	864,822
Change in SAFE liabilities	290,000	-	500,000	-
Stock based compensation	605,682	604,851	1,802,945	4,649,082
Loss on disposal of subsidiaries	-	-	234,454	-
Other (income) loss, net	4,086	(959)	(1,171)	6,764
Loss before income tax	(3,915,752)	(3,692,392)	(12,600,600)	(16,684,244)
Income tax expense	-	-	2,400	2,400
Net loss	$(3,915,752)	$(3,692,392)	$(12,603,000)	$(16,686,644)

NOTE 25 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that, other than as indicated below, there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

From October 2025, the Company entered into three Simple Agreements for Future Equity (“SAFEs”) with G-Tech Global Pte. Ltd., a third-party investor. Under the terms of the SAFEs, the Company received aggregated gross proceeds of approximately $1.0 million. The SAFEs are non-interest-bearing. They remain outstanding until the occurrence of certain triggering events, including (i) an equity financing, (ii) a liquidity event such as a merger, acquisition, or other business combination, or (iii) a dissolution event. Upon an equity financing, the SAFEs will automatically convert into preferred shares at the lower of (a) the price per share of the new preferred stock multiplied by a discount rate of 80%, or (b) a price per share based on a valuation cap. In a liquidity event prior to conversion, the investor may elect to receive either a cash repayment equal to the SAFE purchase amount or to convert into common stock at a price per share based on the valuation cap.

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

Results of Operations

The discussion below relates to our three months periods ended on September 30, 2025 and 2024.

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change
	2025	2024	$	%
Sales	$-	$96,307	$(96,307)	(100)%
Cost of sales	-	285	(285)	(100)%
Operating expenses	3,886,309	326,974	(199,471)	5.4%
Loss from operations	(3,886,309)	(3,590,815)	295,493	8.2%
Net non-operating income (loss)	(29,443)	(101,577)	(72,134)	(71.0)%
Loss before income taxes	(3,915,752)	(3,692,392)	(223,359)	6%
Income tax expense	-	-	-	-%
Net loss	(3,915,752)	(3,692,392)	223,359	6%
Other comprehensive loss	(461,925)	260,941	(722,866)	(277.0)%
Total comprehensive loss	$(4,377,677)	$(3,431,452)	$946,225	27.6%

Revenue. Our sales were $0 for the three months ended September 30, 2025, as compared to $0 for the three months ended September 30, 2025 as we are still developing our core business in in-flight entertainment and connectivity and there were no sales of equipment during the period.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $96,307 for the three months ended September 30, 2025 and 2024, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses increased by $199,471 to $3,886,309 for the three months ended September 30, 2025, from $3,686,838 for the three months ended September 30, 2024. Such operating expense increase was mainly due to the increase in salaries expense, amortization and depreciation expense, research and development, and other expense in the amount of $154,317, $61,993, 61,993, 180,744 and 282,522, respectively, which was offset by the decrease in professional fee expenses, and travelling expense in the amount of $479,895 and $48,025, respectively.

Net non-operating income (loss). We had $29,443 and $101,577 net non-operating loss for three months ended September 30, 2025, and 2024, respectively. Net non-operating income for the three months ended September 30, 2025, primarily consisted of interest expense of $264,321, loss from change in fair value of SAFE liabilities of $290,000 and offset by other income, net of $4,086 and foreign currency exchange loss of $528,964. Net non-operating income in the three months ended September 30, 2024 represents loss on foreign exchange translation of $190,811, unrealized loss from the transactions of our liquidity contract and prepaid investment of $21,150, interest expense of $272,197 and other income, net of $959.

Loss before income taxes. Our loss before income tax is $3,915,752 for the three months ended September 30, 2025 as compared to the loss of $3,692,392 for the three months ended September 30, 2024, a increase of $223,359, or 6.0%, as a result of the factors described above.

Income tax expense. Income tax expense for the three months ended September 30, 2025 and 2024 were $0, respectively. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $722,866, or 277%, to $461,925 for the three months ended September 30, 2025, from $260,941 for the three months ended September 30, 2024.

The discussion below relates to our nine months periods ended on September 30, 2025 and 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Sales – related party	$-	$18,480	$(18,480)	(100.0)%
Service income – related party	-	131,082	(131,082)	(100.0)%
Cost of sales	-	61,128	61,128	(100.0)%
Operating expenses	10,278,736	15,241,275	(4,962,538)	(32.6)%
Loss from operations	(10,278,736)	(15,152,840)	4,874,104	(44.7)%
Net non-operating loss	(2,231,864)	(1,531,404)	790,460	51.6%
Loss before income taxes	(12,600,600)	(16,684,244)	(4,083,644)	(24.5)%
Income tax expense	2,400	2,400	-	-%
Net loss	(12,603,000)	(16,686,644)	(4,083,644)	(24.5)%
Other comprehensive income	297,018	(590,284)	887,302	(150.3)%
Total comprehensive loss	$(12,305,982)	$(17,276,928)	$3,196,342	(18.5)%

Revenue. Our sales were $0 for the six months ended September 30, 2025, as compared to $149,563 for the nine months ended September 30, 2024 as we are still developing our core business in in-flight entertainment and connectivity and there were no sales of equipment during the period.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $61,128 for the nine months ended September 30, 2025 and 2024, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $4,962,538 to $10,278,736 for the nine months ended September 30, 2025, from $15,241,275 for the nine months ended September 30, 2024. Such operating expense decrease was mainly due to the decrease in salaries expense, professional fee and stock-based compensation in the amount of $2,517,963, $1,228,879 and $2,846,137, respectively, which was offset by the increase in amortization and depreciation expense, and other operation expense in the amount of $173,497 and $958,628, respectively.

Net non-operating income (loss). We had $2,321,864 and $1,531,404 net non-operating loss for nine months ended September 30, 2025, and 2024, respectively. Net non-operating income for the nine months ended September 30, 2025, primarily consisted of foreign currency exchange loss of $789,689, interest expense of $798,891, loss from change in fair value of SAFE liabilities of $500,000, loss on disposal of subsidiaries of $234,454 and offset by other income, net of $1,073 and other gain, net of $98. Net non-operating loss for the nine months ended September 30, 2024 represents loss on foreign exchange translation of $639,448, interest expenses of $864,822, unrealized loss on investment of $20,370 and other loss, net of $6,764.

Loss before income taxes. Our loss before income tax is $12,600,600 for the nine months ended September 30, 2025 as compared to the loss of $16,684,244 for the nine months ended September 30, 2024, a decrease of $4,083,644, or 24.5%, as a result of the factors described above.

Income tax expense. Income tax expense for the nine months ended September 30, 2025 and 2024 were $2,400 and $2,400, respectively. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $4,970,946, or 28.8%, to $12,305,982 for the nine months ended September 30, 2025, from $17,276,929 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of September 30, 2025, we had cash outflow from operating activities of $4,156,127 and had cash and restricted cash of $440,495. Our working capital deficit was $66,810,376 as of September 30, 2025. These conditions give rise to substantial doubt and uncertainty regarding our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of September 30, 2025, we had received Loans totaling NT$136,371,529 (approximately $4.5 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,522,931 of the $20 million in aggregate loan commitments from the two Lenders was still available as of September 30, 2025.

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

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of September 30, 2025, we expect approximately $32.3 million convertible notes and SAFE can be converted into equity upon Merger.

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

The following table provides detailed information about our net cash flow:

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(4,141,127)	$(4,816,397)
Net cash provided by (used in) investing activities	6,744	(2,184,391)
Net cash provided by (used in) financing activities	3,689,956	(1,011,584)
Net decrease in cash and restricted cash	(444,427)	(8,012,372)
Cash and restricted cash at beginning of year	109,227	7,428,702
Foreign currency translation effect on cash and restricted cash	455,748	77,029
Cash and restricted cash at end of year	$455,748	$77,029

Operating Activities

Net cash used in operating activities was $4,141,127 for the nine months ended September 30, 2025, as compared to $4,816,397 for the nine months ended September 30, 2024. In addition to the net loss of $12,603,000, the decrease in net cash used in operating activities during the nine months ended September 30, 2025 was mainly due to the increased in prepaid expenses of $29,631, other receivable of $50,976, other current assets of $4,043, deposit of $62,560, account payable of $300,009 and operating lease liability of 36,736, respectively, offset by non-cash items of $4,334,208 which consisted of depreciation and amortization, stock-based compensation, non-cash R&D expense, change in fair value of SAFE liabilities, and loss in disposal of subsidiaries. The decrease was also offset by increase in accrued expenses, other payable and other payable-related parties of $3,108,202, $1,281,231 and $185,977, respectively.

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

Investing Activities

The net cash provided by and used in investing activities for the nine months ended September 30, 2025 was $6,744 as compared to $2,184,391 for the nine months ended September 30, 2024. Net cash provided by investing activities for the nine months ended September 30, 2025 was mainly due to proceeds from other receivable – related parties loans, of $142,193, and offset by the disbursement for other receivable - related parties loans of $116,062 and cash outflow from disposal of subsidiaries of $2,738.

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

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $3,689,956 as compared to net cash used in financing activities of $1,011,584 for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2025 was mainly attributable to the proceeds from short-term loan of $1,031,426, and offset by repayment of short-term loan of $341,47.

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

Capital expenditures for the nine months ended September 30, 2025 and 2024 were $0 and $394,100, respectively.

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

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 17, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of September 30, 2025, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $8,910,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $12.20, a risk-free rate of 3.78%, and an annualized volatility of 49.50%. The Company has received aggregate proceeds of $7,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three and nine months ended September 30, 2025, were $290,000 and $500,000, respectively. As of December 31, 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $5,410,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $11.55, a risk-free rate of 4.43%, and an annualized volatility of 48.1%. The Company had received aggregate proceeds of $4,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the year ended December 31, 2024, was $412,800.

Goodwill Impairment

As we are currently still in the development stage and will not start generating recurring revenue until after late 2024. Management has evaluated that the potential benefits of the acquisitions before the year 2023 are limited and uncertain, and due to this reason, management has decided to impair goodwill that generated from 2022 and prior periods with total of $4,561,037 in 2023. Management has also evaluated the potential benefits of the acquisitions after the year 2023 and decided that there was no impairment on goodwill for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, goodwill net of impairment was $4,573,819.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2025.

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

As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2025 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on August 18, 2025.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on August 18, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective at a Board Meeting on February 15, 2025, the Board approved the appointment of Ms. Jessica Hsu, as Chairperson of the Board and Sole Director of the following companies: Mesh Technology Limited; Mesh Technology Taiwan Limited; Mesh Technology Limited; and Mesh Technology Taiwan Limited. We have no other information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2025 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: December 15, 2025	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)