Form 10-K
period 2025-12-31
Aerkomm Inc.
filed 2026-05-28
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of December 31, 2025, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Pink Market tier) was approximately [$50,668,230].  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 19,653,886 shares of the registrant’s common stock outstanding as of May 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aerkomm Inc.

Annual Report on Form 10-K

Year Ended December 31, 2025

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

PART I

ITEM 1. BUSINESS.

Overview

The Company is an advanced defense technology and systems integration company focused on resilient communications, autonomous systems enablement, and software-defined infrastructure for defense, aerospace, and commercial applications. Our platform is designed to support mission-critical operations across unmanned systems, multi-domain environments, and distributed operational architectures.

By leveraging next-generation technologies, we operate as a systems integrator and infrastructure enablement provider, delivering software-defined communications, integrated networking, edge compute capabilities, and interoperable mission systems designed to support resilient operations in contested and infrastructure-limited environments.

Through strategic partnerships with satellite constellation providers, unmanned platform and payload OEMs, telecommunications providers, and government-related partners, we seek to extend secure and scalable operational capabilities to the tactical edge.

Our integrated mission systems are designed to support evolving operational requirements associated with electronic warfare, distributed operations, and degraded or GPS-denied environments. Our solutions are engineered to support flexible deployment across multiple platforms and operational domains.

Our asset-light business model differentiates us within the capital-intensive defense and communications sectors. By focusing on software-defined infrastructure, orchestration capabilities, and systems integration rather than the manufacturing of every individual platform, we maintain operational flexibility, accelerate deployment timelines, and focus resources on integrating scalable technologies and value-added services aligned with evolving customer requirements.

In addition to serving as a systems integrator, the Company is developing proprietary technologies designed to support multi-domain communications and operational coordination, including its 5-Layer Autonomous Control Stack, conformal electronically steered array (“ESA”) antenna technologies, software-defined modem architectures, and edge communications infrastructure.

The Company’s technologies are designed to support interoperability across multiple operational layers, including terrestrial, airborne, maritime, and satellite-enabled environments. Our communications infrastructure is intended to support operations across Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), and Geostationary Earth Orbit (“GEO”) satellite architectures, as well as hybrid terrestrial and over-the-horizon (“OTH”) network environments.

We are also advancing technologies related to beamforming application-specific integrated circuits (“ASICs”), edge compute architectures, RF systems, and high-speed signal processing technologies intended to support distributed and autonomous operational environments.

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

Our Strategic Position

The Company is strategically positioned at the intersection of resilient communications, autonomous systems enablement, and edge computing infrastructure for defense, aerospace, and commercial applications. While satellite communications capabilities remain a foundational component of our platform, the Company has increasingly expanded its focus toward broader defense-oriented infrastructure, including software-defined orchestration systems, edge networking, AI-enabled architectures, and multi-domain communications designed for contested and infrastructure-limited operational environments.

Our core capabilities as a systems integrator and infrastructure enablement provider, combined with proprietary technologies including multi-orbit communications systems, advanced electronically steered array (“ESA”) antenna architectures, software-defined modems, virtualization technologies, and edge infrastructure platforms, position us to support evolving operational requirements across unmanned systems, ISR platforms, tactical edge deployments, aviation, maritime systems, and hybrid terrestrial-satellite environments.

Our asset-light business model remains a significant competitive advantage. By focusing on software-defined infrastructure, orchestration capabilities, and systems integration rather than ownership of satellite constellations or large communications infrastructure networks, we maintain operational flexibility, reduce capital intensity, accelerate deployment timelines, and focus resources on integrating scalable, value-added technologies and services.

Since the onset of the Russia-Ukraine conflict and the continued rise in geopolitical instability across multiple regions, demand for resilient, secure, and distributed communications and autonomous infrastructure has accelerated significantly within the defense sector. Over the past several years, defense-related opportunities and engagements have increasingly outpaced the Company’s commercial telecommunications initiatives and now represent the primary focus of the Company’s strategic direction and business development efforts.

In response to these market dynamics, the Company has strategically concentrated its engineering, operational, and business development resources toward defense and national security-related applications, including autonomous systems enablement, resilient networking, edge communications infrastructure, AI-capable processing environments, and integrated mission systems. Management believes prioritizing defense-sector opportunities provides the most effective path toward commercialization, long-term growth, and strategic market positioning given the Company’s current stage of development and finite engineering and capital resources.

Overview of our capabilities, competitive edge, markets and opportunities

Our Capabilities

We are focused on delivering resilient communications, networking, and infrastructure enablement solutions designed to support autonomous systems, distributed operations, and mission-critical applications across defense, aerospace, maritime, and commercial markets. Our capabilities combine software-defined communications, edge networking, systems integration, and multi-domain infrastructure designed for operation in contested, degraded, and infrastructure-limited environments.

Our platform is designed to integrate communications, compute, networking, and mission-system technologies into flexible architectures capable of supporting unmanned systems, ISR platforms, tactical edge deployments, aviation, maritime systems, and hybrid terrestrial-satellite operational environments. Through a combination of proprietary technologies and strategic third-party integrations, we seek to provide secure, scalable, and interoperable solutions that support evolving operational requirements.

We provide software-defined communications and infrastructure enablement capabilities leveraging a combination of proprietary hardware, software architectures, and integrated networking technologies designed to support resilient and distributed operational environments. Our capabilities include the development of conformal electronically steered array (“ESA”) antennas, multi-orbit communications terminals, software-defined modem technologies, edge compute infrastructure, and virtualization architectures designed for flexible and scalable deployment.

Our expertise as a systems integrator enables us to deliver integrated mission networks and communications architectures tailored to the operational requirements of defense, aerospace, maritime mobility, and related sectors.

Our core platform integrates several advanced components into a unified autonomous control stack:

●

Universal Terminals:

Providing carrier-neutral, multi-network connectivity via conformal and parabolic antennas across Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), and Geostationary Earth Orbit (“GEO”) satellite architectures.

●	Multi-Orbit Networks Supporting high-throughput communications, resilient connectivity, and integrated sensor and networking applications across multiple operational environments.

●	Edge AI Compute Providing secure and flexible transmission capabilities designed to support interoperability, virtualization, and resilient communications architectures.

●	Sensor Fusion and Swarm Coordination:

Aggregation of data into a Common Operating Picture (COP) and enable decentralized swarm control, allowing multiple autonomous platforms to execute complex missions with “human-on-the-loop” oversight.

Through these technologies, we deliver end-to-end autonomous orchestration solutions that are resilient, scalable, and future-ready for the next generation of conflict.

Competitive Edge

Our competitive position is derived from a combination of proprietary technologies, software-defined infrastructure capabilities, systems integration expertise, and an agile asset-light business model. We believe these capabilities position the Company to address emerging requirements across defense, aerospace, unmanned systems, and resilient communications markets.

●	Asset-Light Business Model:

By focusing on software-defined infrastructure, orchestration capabilities, and systems integration rather than ownership of heavy platforms or satellite constellations, we maintain operational flexibility, reduce capital intensity, and accelerate deployment timelines for new capabilities and customer requirements.

●	Technological Innovation:

Our proprietary technologies, including conformal ESA antenna architectures, multi-orbit communications systems, software-defined networking technologies, RF systems, and edge compute infrastructure, are designed to support resilient operations in contested and infrastructure-limited environments while optimizing size, weight, and power (“SWaP”) considerations across multiple platforms.

●	Systems Integration Expertise:

Our ability to integrate complex, multi-domain technologies into a single, unified operational fabric enables us to provide tailored, mission-critical solutions. We bridge the gap between fragmented sensors, payloads, and networks, providing the essential coordination layer required for modern, large-scale autonomous operations.

●	Multi-Domain and Carrier Neutral Architectures:

Our technologies are designed to support interoperability across multiple network environments, orbital layers, and operational domains, enabling flexible deployment across terrestrial, airborne, maritime, and satellite-enabled architectures.

●	Strategic Defense and Indo-Pacific Positioning:

Our activities and partnerships in Japan, Taiwan, and broader Indo-Pacific markets position the Company to support growing regional demand for resilient communications, autonomous systems infrastructure, and distributed operational capabilities.

Our activities and partnerships in Japan, Taiwan, and broader Indo-Pacific markets position the Company to support growing regional demand for resilient communications, autonomous systems infrastructure, and distributed operational capabilities.

We are strategically positioned to leverage cutting-edge technology and partnerships to become a global leader in autonomous defense orchestration. With a focus on both mission-critical C2 infrastructure and agile, edge-based service delivery, we provide robust, high-performance connectivity and coordination solutions across the unmanned, aerospace, and maritime sectors. Our capabilities, competitive advantages, and market opportunities are precisely aligned to drive rapid growth, expand our global sovereign footprint, and secure the future of autonomous warfare.

We provide mission-critical autonomous orchestration services, leveraging a combination of proprietary hardware and software-defined intelligence to offer secure, scalable, and resilient command structures. Our capabilities include the development of advanced technologies, such as conformal ESA antennas, multi-orbit terminals, and edge AI compute—designed for flexible, agile, and reliable operations in the most contested environments. Furthermore, our expertise as a full-systems integrator allows us to seamlessly deliver comprehensive mission networks that meet the specific, high-stakes requirements of both sovereign defense ministries and commercial aerospace leaders.

Markets

We believe that we are at the point of monetization, poised to deliver differentiated solutions in the fast-growing market for satellite communications.

●	Market Growth -- According to a 2023 annual report by Boeing on the commercial aviation industry, reports by the Teal Group on the unmanned aerial vehicle (UAV) industry, and reports by NSR on the role of satellite communications for the telecommunications industry, we believe that our target segments of Aerospace & Defense and Civilian Telecommunications are projected to grow threefold, from approximately $20 billion to $60 billion by 2030. Geopolitical conflicts are driving the adoption of dual-use applications for satellite communications.

We believe there are numerous opportunities to rapidly develop the Company.

●	Product Readiness -- We have successfully delivered solutions to our development partner and customer and are experiencing interest from additional potential customers. The Company’s technology has demonstrated positive results in both operational and lab environments.

●	Poised for Expansion -- We expect to execute our first major contract in 2026 and plan to invest in talent and strategic partnerships to fuel growth. Additionally, we aim to be in a position to introduce higher volume and higher margin solutions by 2027.

●	Top-Tier Talent -- We bring together a constellation of expert talent, including semiconductor, satellite communication, network, and autonomous platform innovators, as well as veterans in aerospace and telecommunications commercializing dual-use technologies.

With the award of a regional satellite service spectrum usage permit on April 27, 2023, the Company has solidified its position as a licensed satellite telecommunications provider in the Asia-Pacific region. Building on this regulatory milestone, we entered into a Distribution Partner Agreement (DPA) with Eutelsat OneWeb Group in September 2024. This agreement grants our subsidiary the rights to distribute OneWeb’s Low-Earth Orbit (LEO) satellite connectivity services across targeted commercial fixed and land mobile sectors within key regional markets. In additional, the Company enter into the Master Service Agreement with a global U.S.-based satellite communications provider on September 26, 2026, to obtain service authority in Japan and Taiwan, including Maritime, Aero and Land sectors, with Ka band and Lband. I Together, these developments support the expansion of our satellite service offerings and revenue streams throughout the Asia-Pacific.

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

With increased defense budgets and an evolving security landscape, particularly since the onset of the Ukraine conflict, demand for autonomous platforms have accelerated exponentially. This requires integrated C2 and tactical edge compute solutions to enable and expand multi-domain operations. Our solutions are specifically designed to meet the needs of modern defense operations, providing multi-layer communications, real-time sensor fusion, seamless multi-domain interoperability, and advanced edge compute to ensure resilient, end-to-end cloud enabled operations.

●	Strategic Partnerships:

Our Distribution Partner Agreement (“DPA”) with Eutelsat OneWeb Group and Master Services Agreement (“MSA”) with a global U.S.-based satellite communications provider, together with our existing and future satellite operator relationships, provide access to LEO and GEO satellite networks that support the expansion of our satellite communications capabilities and commercial presence in Japan and Taiwan, while providing a foundation for potential expansion into additional markets, subject to obtaining the necessary authorizations and approvals.

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

Recent regulatory approvals, including regional satellite service spectrum permits in the Indo-Pacific region, have strengthened the Company’s position in key markets and enhanced its ability to deliver mission-critical connectivity services across high-demand sectors. In addition, the Distribution Partner Agreement (“DPA”) with Eutelsat OneWeb and the Master Services Agreement (“MSA”) with a global U.S.-based satellite communications provider have expanded the Company’s commercial reach and support the development of additional revenue opportunities in strategic markets.

Outlook

The Company intends to capitalize on opportunities across the defense, aerospace, autonomous systems, and resilient communications markets by leveraging software-defined infrastructure, systems integration expertise, and multi-domain networking capabilities. While satellite communications remain a foundational component of our platform, the Company has increasingly expanded its strategic focus toward autonomous systems enablement, edge communications infrastructure, and integrated mission architectures designed for contested and distributed operational environments. We believe the convergence of resilient communications, edge compute, AI-enabled systems, and autonomous operations presents significant long-term opportunities across both government and commercial sectors.

Our Technology and Product Overview

We are focused on delivering asset-light communications, networking, and infrastructure enablement solutions through a combination of proprietary technologies, software-defined architectures, and strategic partnerships with satellite operators, telecommunications providers, hardware manufacturers, and software providers. Our business model is designed to remain less capital intensive than many traditional aerospace and communications companies because we do not own or operate satellite constellations or large infrastructure networks.

We intend to support operations across multiple network environments and orbital architectures, including Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), Geostationary Earth Orbit (“GEO”), and Highly Elliptical Orbit (“HEO”) systems, while also supporting hybrid terrestrial, airborne, maritime, and over-the-horizon (“OTH”) operational environments. We also seek to align with evolving terrestrial wireless standards and resilient networking initiatives, including emerging 5G and future network architectures.

Through relationships with satellite service providers and strategic industry partners, we seek to provide carrier-neutral and multi-network communications capabilities that combine multiple orbital and terrestrial network layers to support resilient and flexible connectivity solutions for both government and commercial users and platforms operating on land, in the air, and at sea.

Our software-defined networking and communications architecture is intended to support dynamic and programmatically managed communications environments designed to improve flexibility, resiliency, interoperability, and operational adaptability across distributed and contested operational conditions.

We seek to integrate a broad suite of communications, networking, compute, and mission-system technologies designed to support resilient operational capabilities for customers and strategic partners across multiple domains.

We design integrated solutions that combine both proprietary technologies and third-party partner technologies, including:

●	Communications and Mission Systems Infrastructure -- We are developing carrier-neutral communications technologies, software-defined infrastructure, and integrated mission systems designed to support resilient connectivity, operational coordination, and distributed communications across multiple operational domains.

●	Next-Generation Software-Defined Non-Terrestrial Network -- We are at the forefront of implementing virtualization for satellite communications through our software-defined radios, software-defined modems and our progress towards a software-defined non-terrestrial network (NTN) that connects satellites to users and platforms across domains. This approach enhances flexibility, scalability, and efficiency, allowing for dynamic adaptation to evolving communication needs.

●	Innovative System Integrator -- Our expertise includes integrating communications systems, networking technologies, payloads, sensors, and software-defined infrastructure into unified operational architectures tailored to mission requirements across defense, aerospace, maritime, and related sectors.

One of our key system-level advantages is built on our team’s fabless semiconductor chip and panel design and engineering expertise, which allows us to remain asset-light while also developing state-of-the-art technologies. With a focus on delivering superior connectivity and mission outcomes, we believe our universal terminals for communications are poised to set a new high bar for the industry.

Our universal terminals for satellite communications incorporate:

●

Multi-orbit flat panel antenna (FPA) -- We are developing conformal and electronically steered antenna technologies designed to support connectivity across multiple orbital layers using a single antenna architecture. These technologies are intended to support resilient communications, interoperability, efficient spectrum utilization, and reduced SWaP requirements across multiple operational environments.

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

Our Markets

Satellite Industry

In recent years, the satellite industry has experienced continued growth driven by increasing global demand for broadband connectivity, mobility communications, Earth observation, defense applications, and advancements in satellite technologies, including Low Earth Orbit (“LEO”) and Medium Earth Orbit (“MEO”) satellite networks. As the satellite ecosystem continues to evolve, the Company is strategically focused on expanding its presence across the satellite ground equipment and satellite services markets, particularly in next-generation multi-orbit communications infrastructure and resilient connectivity solutions.

According to the 2026 State of the Satellite Industry Report released by the Satellite Industry Association (“SIA”), the global space economy expanded approximately 3% during 2025, generating approximately $429 billion in revenue, with the commercial satellite industry accounting for approximately $303 billion, or approximately 71% of the global space economy. The report highlighted continued growth across satellite manufacturing, launch services, satellite broadband, remote sensing, and ground infrastructure, supported by increasing demand for connectivity, mobility communications, defense modernization initiatives, and multi-orbit satellite communications technologies.

The 2026 SIA Report further indicated that a record 296 launches deployed approximately 4,434 satellites into Earth orbit during 2025, representing approximately 65% growth in deployed satellites compared to 2024. The report also noted that approximately 14,266 operational satellites were in orbit globally at the end of 2025. Worldwide commercial launch revenues increased to approximately $12.4 billion during 2025, representing approximately 33% year-over-year growth compared to 2024. Satellite manufacturing revenue increased to approximately $20.4 billion during 2025, while U.S. firms manufactured approximately 83% of commercially procured satellites launched during the year and accounted for approximately 47% of global manufacturing revenues.

According to the SIA Report, satellite services revenue totaled approximately $105.0 billion during 2025. Satellite broadband subscriber growth increased approximately 62% year-over-year to more than 10 million subscribers globally, while satellite broadband revenue increased approximately 16% during 2025. Remote sensing revenue also increased approximately 4% year-over-year, supported by increasing deployment of Earth observation satellites and expanding commercial applications.

The report further indicated that the satellite ground segment continued to represent the largest segment of the commercial satellite industry, generating approximately $165.2 billion in revenue during 2025, representing approximately 6% year-over-year growth. Continued annual growth in satellite ground network infrastructure and global navigation satellite services (“GNSS”) equipment revenues of approximately 8% and 6%, respectively, contributed to overall market expansion. The Company believes increasing adoption of High-Throughput Satellites (“HTS”), software-defined networking technologies, and multi-orbit communications architectures will continue supporting demand for advanced satellite ground equipment and connectivity solutions across enterprise, mobility, government, aerospace, and defense markets.

Source: https://sia.org/news-resources/state-of-the-satellite-industry-report

Revenue Breakdown

●	Ground Equipment:

According to the SIA Report, the satellite services segment generated approximately $105.0 billion in revenue during 2025. Growth in global satellite broadband services and remote sensing applications continued to support the segment despite ongoing declines in traditional satellite television revenues. Global satellite broadband revenue increased approximately 16% year-over-year during 2025, while global broadband subscriptions increased approximately 62%, surpassing 10 million subscribers worldwide. Remote sensing revenue also increased approximately 4% during 2025, supported by growing deployment of Earth observation satellites and expanding commercial and government applications.

●	Satellite Services:

According to the 2026 State of the Satellite Industry Report released by the Satellite Industry Association (“SIA”), the satellite services segment generated approximately $105.0 billion in revenue during 2025. Global satellite broadband revenue increased approximately 16% year-over-year during 2025, while broadband subscriptions increased approximately 62%, surpassing 10 million subscribers worldwide. Remote sensing revenues increased approximately 4% during 2025. The report indicated that growth in broadband and remote sensing services continued during 2025 despite ongoing challenges in certain traditional satellite service markets.

●	Satellite Manufacturing:

The global satellite manufacturing sector generated approximately $20.4 billion in revenue during 2025. The market continued to benefit from deployment of Low Earth Orbit (“LEO”) satellite constellations, government space programs, broadband infrastructure investments, and increasing demand for Earth observation and defense-related satellite systems. U.S. firms manufactured approximately 83% of commercially procured satellites launched globally during 2025 and accounted for approximately 47% of global satellite manufacturing revenues.

●	Launch Services:

According to the SIA Report, the global commercial launch services market generated approximately $12.4 billion in revenue during 2025, representing approximately 33% growth compared to 2024. The increase was supported by continued expansion in commercial launch activity, increasing deployment of LEO satellite constellations, and growing government and commercial investments in space infrastructure. During 2025, a record 296 launches deployed approximately 4,434 satellites into Earth orbit, representing approximately 65% growth in deployed satellites compared to the prior year. At the end of 2025, approximately 14,266 operational satellites were in orbit globally.

●	Broadband Services:

Demand for satellite broadband services continued to increase during 2025, supported by growing requirements for reliable connectivity across enterprise, mobility, government, aerospace, and defense markets. According to the 2026 State of the Satellite Industry Report released by the Satellite Industry Association (“SIA”), global satellite broadband revenue increased approximately 16% year-over-year during 2025, while broadband subscriptions increased approximately 62%, exceeding 10 million subscribers globally. Growth in broadband services was supported by increasing demand for connectivity in rural and remote areas, expansion of mobility and direct-to-device communications services, and continued deployment of High-Throughput Satellites (“HTS”) and multi-orbit satellite networks.

●	Space Sustainability Activities:

Commercial satellite sustainability activities generated approximately $500 million in revenue during 2025, representing estimated year-over-year growth of approximately 43%. Growth in the sector was supported by increasing industry focus on orbital sustainability, space situational awareness (“SSA”), satellite tracking, orbital debris monitoring, and long-term management of space-based infrastructure as global satellite deployment activity continued to expand.

The 2026 State of the Satellite Industry Report (“SSIR”) highlights continued expansion and increasing commercialization of the satellite industry, supported by growth in satellite broadband services, launch activity, satellite deployments, ground infrastructure, and space sustainability activities. The report noted continued increases in global satellite broadband subscribers, satellite services revenues, and commercial launch activity, reflecting growing demand for resilient communications infrastructure, mobility connectivity, Earth observation applications, and next-generation satellite technologies. In addition, ongoing investments in satellite ground equipment, multi-orbit communications architectures, and space sustainability activities indicate continued long-term growth opportunities across the global satellite ecosystem.

Market Outlook

The Company believes the long-term outlook for the satellite communications industry remains favorable due to increasing commercial and government investments in resilient communications infrastructure, autonomous systems, defense modernization initiatives, and next-generation satellite technologies. The continued deployment of HTS systems, LEO satellite constellations, software-defined networking technologies, and multi-orbit communications architectures is expected to support growing demand for secure, low-latency, and globally available connectivity solutions across enterprise, mobility, government, aerospace, and defense markets.

Asia-Pacific Market Opportunity

The Asia-Pacific region continues to represent one of the fastest-growing markets for satellite communications and connectivity services, supported by increasing investments in digital infrastructure, defense modernization initiatives, mobility connectivity, and broadband access across rural and remote regions. According to Grand View Research, the Asia Pacific satellite communication market generated approximately $23.5 billion in revenue during 2025 and is projected to reach approximately $56.8 billion by 2033, representing a compound annual growth rate (“CAGR”) of approximately 11.9% from 2026 to 2033. Grand View Research further indicated that Asia Pacific accounted for approximately 23.9% of the global satellite communication market in 2025 and is expected to be the fastest-growing regional market during the forecast period.

Industry analysts and investment banks project that the global space economy could reach $1 trillion by 2040, signaling a positive long-term outlook for the satellite industry, which is poised for continued expansion and increased market share in the broader space economy. (Source: SpaceNews)

Commercial Connectivity and Non-Terrestrial Networks (NTN)

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

Unmanned Defense Market

The global Counter-UAS, or counter-drone, market is expected to experience continued growth driven by increasing geopolitical tensions, expanding deployment of unmanned aerial systems, and growing demand for airspace security, electronic warfare, and integrated defense capabilities. Market research published by Grand View Research estimates that the global anti-drone market generated approximately $3.18 billion in revenue during 2025 and is projected to reach approximately $19.84 billion by 2033, reflecting an estimated compound annual growth rate (“CAGR”) of approximately 25.2% from 2026 to 2033. Market expansion is being supported by increasing defense modernization initiatives, proliferation of low-cost and autonomous drone technologies, and growing government investments in surveillance, electronic support measures (“ESM”), command-and-control systems, and integrated counter-drone solutions.

The Company believes this industry trends may create additional market opportunities for resilient communications, electronic warfare integration, multi-orbit satellite connectivity, and autonomous defense networking solutions.

Source: https://www.grandviewresearch.com/industry-analysis/anti-drone-market

Separate industry analysis from Grand View Research estimates that the global unmanned systems market generated approximately $29.3 billion in revenue during 2025 and is projected to reach approximately $67.6 billion by 2033, reflecting an estimated compound annual growth rate (“CAGR”) of approximately 11.1% from 2026 to 2033. Market growth is being supported by increasing demand for autonomous and semi-autonomous platforms across defense, surveillance, logistics, industrial automation, aerospace, and commercial applications, as well as continued investment in next-generation unmanned systems and intelligent operational technologies.

Source: https://www.grandviewresearch.com/industry-analysis/unmanned-systems-market-report

Industry forecasts further indicate that the Asia Pacific region is expected to be among the fastest-growing markets for unmanned and military drone technologies, supported by defense modernization programs, increasing regional security concerns, and growing demand for advanced surveillance, reconnaissance, and autonomous systems capabilities.

In the Asia Pacific region, the anti-drone market generated approximately $425.1 million in revenue during 2024 and is projected to grow at an estimated compound annual growth rate (“CAGR”) of approximately 29.4% from 2025 to 2033, reaching approximately $4.5 billion by 2033, based on market analysis published by Grand View Research. Regional market growth is being driven by increasing defense modernization initiatives, regional security priorities, and growing investments in counter-UAS, surveillance, and electronic warfare technologies.

Dual-use technologies continue to expand the application of satellite broadband and resilient communications infrastructure in both commercial and defense-related environments. Geopolitical conflicts, including the ongoing conflict in Ukraine, have demonstrated the operational importance of satellite-enabled connectivity when integrated with unmanned aerial vehicles (“UAVs”) and other autonomous systems. In response to increasing demand from governments and military organizations, major defense contractors in the United States, NATO member countries, and Japan are developing unmanned systems for intelligence, surveillance, and reconnaissance (“ISR”) missions, collaborative combat aircraft (“CCA”) programs, “loyal wingman” concepts, and next-generation air dominance (“NGAD”) initiatives. The Company believes its technologies are positioned to support these evolving operational requirements across manned and unmanned aerial, maritime, and land-based platforms.

Aerospace & Defense Market

In the aerospace and defense sectors, multi-network communications, including satellite, microwave, and tactical data links, play critical roles in enabling various applications, including commercial aviation, in-flight connectivity (“IFC”), and defense-related intelligence, surveillance, and reconnaissance (“ISR”) and collaborative combat aircraft (“CCA”) programs. Commercial aviation increasingly relies on satellite communications to support in-flight connectivity services, enabling passengers to access high-speed internet and other digital services during flights. The adoption of satellite-based IFC solutions is expected to increase significantly in the coming years as airlines seek to enhance passenger experience and differentiate their services in an increasingly competitive market.

The Fortune Business Insight report projects that approximately 70% of commercial aircraft will be equipped with high-throughput inflight broadband by 2030. This significant increase in adoption rates will necessitate both retrofitting and “line-fit” installations. As a result, the market for inflight broadband services is anticipated to grow from $7 billion to $21 billion, presenting lucrative opportunities for satellite communication providers.

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

Defense Market

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

Commercial Aviation Connectivity

In-Flight Entertainment and Connectivity (IFEC) Market

According to the In-Flight Internet Market report published by MarketsandMarkets, the global in-flight internet market was estimated at approximately USD 1.6 billion in 2024 and is projected to reach approximately USD 2.1 billion by 2029, representing a compound annual growth rate (“CAGR”) of approximately 5.7% during the forecast period. The market growth is primarily driven by increasing passenger demand for uninterrupted broadband connectivity, advancements in satellite communications technologies, and continued airline investments in digital aviation services and passenger experience enhancements.

Within the broader In-Flight Entertainment and Connectivity (“IFEC”) market, the in-flight internet segment continues to represent a key growth driver as airlines increasingly prioritize onboard connectivity capabilities. Modern passengers increasingly expect seamless access to internet services, streaming platforms, social media applications, and business communications while in flight. Business travelers seek continuous productivity and enterprise connectivity, while leisure travelers increasingly demand high-quality digital entertainment and real-time communications throughout their travel experience.

The continued deployment of High-Throughput Satellites (“HTS”), Low Earth Orbit (“LEO”) satellite constellations, hybrid satellite-network architectures, and next-generation onboard Wi-Fi technologies is expected to further support market expansion. In addition, advances in multi-orbit satellite communications infrastructure are enabling enhanced bandwidth capacity, lower latency performance, and broader global coverage for commercial aviation connectivity solutions.

North America is expected to maintain a significant share of the global IFEC market due to strong passenger demand, mature aviation infrastructure, and continued airline investments in connected aircraft technologies. Satellite-based connectivity systems are expected to continue dominating the IFEC market due to their ability to provide broadband connectivity across global flight routes, including remote and oceanic regions. In addition, business aviation and commercial aviation operators continue to increase adoption of advanced connectivity solutions to support operational efficiency, passenger engagement, and digital aviation services.

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

The December 2025 “IATA (International Air Transport Association) Global Outlook for Air Transport”, report that for 2026, a 4.9% YoY growth in passenger traffic (measured in Revenue Passenger Kilometer), led by the Asia Pacific region’s expansion by 7.3%. This marginal deceleration compared to 2025 is primarily driven by persistent supply-side constraints, limited aircraft availability, and labor shortages. Supply constraints continue to keep load factors at record highs, projected at 83.8%, which in turn supports yields and profits in an otherwise turbulent operating environment. Resilient traffic growth, together with stable yields should allow the industry to top the USD 1 trillion revenues for the first time in 2025.

Record high load factors and fleet utilization, together with a rapid expansion of ancillary revenues, will allow airlines to maintain a relatively healthy profit amid the headwinds, with record high net profit of USD 41 billion in 2026, and a stable net margin of 3.9%. This impressive achievement should be possible despite softening fares and continuous cost pressure.

Growth of Aviation Industry

Immediately prior to the onset of the COVID-19 pandemic, there were, according to Airbus and Boeing, more than 23,000 commercial aircraft flying globally, a number that was expected to more than double in the next 20 years.

Airbus, in their 2025 Global Market Report, highlights the following forecast for the next 20 years 2025 – 2044:

https://www.airbus.com/en/products-services/commercial-aircraft/global-market-forecast

Global Market Forecast (GMF) 2025-44 Summary

Drivers ofTtraffic Growth

●	People+1.5 bn more middle classes - the likeliest demographic to travel by air

●	GDP and commerce. Expanding economies (GDP +2.5%), world trade (+2.6%), urban population (+1.2 bn), improved infrastructure, increasing accessibility to aviation

The Growth Rates

●	Long term annual passenger traffic growth: 3.6%

●	The GMF is a long term 20 year forecast taking disruptions into account (such as tariffs)

●	Currently limited impact of tariffs on air traffic

Satisfying Global Traffic Growth

●	Sector’s 20 year requirement for 43,420 new passenger and freighter aircraft (v 42,430 GMF24)

●	34,250 typically single aisle (v 33,510 GMF24), 9,170 typically widebody (v 8,920 GMF24)

●	Global in service fleet to grow by 24,480 aircraft (from 24,730 (end 2024) to 49,210 (in 2044))

●	Some 18,930 aircraft will be retired (v 18,460 GMF24)

Emerging Traffic Flows and New Markets

●	Domestic India 8.9% is the fastest. India subcontinent to Middle East 5.8%

●	Asia Emerging to PRC 8.5%. Domestic Emerging Asia 7.6%

●	Intra Middle East 5.2%. Emerging Asia to Middle East 5.3%

●	Compared to the fastest mature market growth is 3.8% for Western Europe to Middle East, Central Europe, Asia developed and Middle East to USA.

Sustainability. A duty

●	Use less energy. Airbus invested in its commercial aircraft business €2,7 bn of R&D in 2024 mainly related to aircraft technologies such as aerodynamics, propulsion and operations (skywise, predictive maintenance, Airbus services)

●	Use decarbonized energy such as SAF, Hydrogen and hybrid

●	Today -54% of fuel per RPK compared to 1990

●	Airbus supporting 12,000 aircraft operate efficiently (500 airlines, 200 MROs): Airtac, Skywise, predictive maintenance, Customer Care Centre to keep 6 million passengers flying on Airbus aircraft every day in 2024

●	Improving aircraft end of life recyclability into the design process through Satair. The first aircraft dismantled at Airbus Life Cycle Services in China achieved an impressive 91% recycling rate.

Fleet Renewal is One Lever for Decarbonization

●	Replacing older aircraft with newer more efficient ones is the quickest way to reduce fuel burn per RPK

●	All currently produced Airbus aircraft are 50% SAF capable - rising to up to 100% by 2030.

●	34% of the global in service fleet is the latest generation aircraft. Priority is to replace the remaining 66%

●	Airbus commercial aircraft deliver at least 20% lower emissions than today’s fleet: (-25% A220; -20% A320neo, -25% A330, -25% A350; -30% A321XLR; -20-40% A350F).

●	Decarbonization also requires a multitude of solutions: improving operations and infrastructure, SAF, disruptive technologies (Hydrogen as a fuel, for fuel cells and to produce SAF) and market based measures.

The GMF Modeling

●	GMF 2025 connects the drivers for air transport demand (macroeconomic, demographics…) with existing and future measures related to decarbonization of the sector such as SAF usage and CO2 prices

●	The GMF reflects future demand for air travel

●	The GMF is aircraft agnostic and does not forecast deliveries per aircraft model but demand by aircraft size

Boeing, in their Commercial Market Outlook, issued in June 2025, also predict that airlines will need over 43,000 new airplanes over the next 20 years.

https://www.boeing.com/content/dam/boeing/boeingdotcom/market/assets/downloads/2025-commercial-market-outlook.pdf?update=1225

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

Civilian Telecommunications

As the telecommunications industry advances toward 5G Advanced and prepares for the eventual adoption of 6G standards defined by the 3rd Generation Partnership Project (3GPP), the importance of Non-Terrestrial Networks (NTN) continues to grow. These networks—leveraging satellite systems across Low Earth Orbit (LEO), Medium Earth Orbit (MEO), Geostationary Earth Orbit (GEO), Highly Elliptical Orbit (HEO), and High-Altitude Platform Stations (HAPS)—are increasingly seen as essential to extending coverage to underserved and remote environments, including maritime, aviation, and rural regions.

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

Our Strategy

Spotlight: Communications and Networking Infrastructure for Autonomous Platforms

The Company is focused on advancing resilient communications, networking, and infrastructure capabilities designed to support unmanned and autonomous platforms operating across airborne, maritime, terrestrial, and distributed operational environments. Our technologies are intended to support secure and flexible connectivity architectures across multiple operational domains while optimizing size, weight, and power (“SWaP”) requirements for autonomous and mobile platforms.

Today: Challenges of Current UAV Connectivity with GEO Satellites

We are developing communications and networking technologies designed to support operations across multiple orbital layers, terrestrial network environments, and contested operational conditions. Our software-defined and carrier-neutral approach is intended to support interoperability across a broad range of satellite operators, network providers, platforms, and mission systems.

We are developing communications and networking technologies designed to support operations across multiple orbital layers, terrestrial network environments, and contested operational conditions. Our software-defined and carrier-neutral approach is intended to support interoperability across a broad range of satellite operators, network providers, platforms, and mission systems.

Current Operational Challenges for Autonomous Platform Connectivity

Autonomous and unmanned systems increasingly rely on resilient communications, networking, and data transport capabilities to support operational coordination, remote control, sensor transmission, mission planning, and distributed operations. Existing communications architectures may present operational limitations in certain environments, including:

●	Line-of-Sight Limitations: One of the key reasons that satellite communications have been a critical addition to connectivity over the last two decades is to eliminate the reliance on line-of-sight (LOS) communications, not just for take-off and landing, but also for the full mission autonomy. For unmanned platforms without satellite communications, operations are restricted to areas where direct visibility to the base is maintained, limiting their flexibility and operational range as well as their operational altitude. For example, as the UAV flies further away from the base, even if it can maintain a line-of-sight communication link with the base, due to the curvature of the Earth, the UAV will gradually fly at a higher and higher altitude, resulting in limited operational capability, especially for intelligence, surveillance and reconnaissance (ISR) missions where the UAV may need to fly close to the ground for its cameras and sensors to provide intelligence with sufficient resolution to be informative, usable or actionable. For land or maritime platforms, the issue is compounded because the platform is by nature on the surface of the land or sea, and has to overcome unanticipated movement due to the sea or restrictions from overhead canopies or LOS limitations caused by terrain features.

●	High-Latency Limitations: One of the weaknesses of unmanned platform connectivity over GEO/GSO satellites is the significant latency, estimated at approximately 600 milliseconds, which is too long for example to remotely control a UAV during critical mission phases, such as take-off and landing, evasive maneuvers and, in some cases, very low altitude flight. Although certain unmanned platforms include software features for automatic take-off and automatic landing, most unmanned platforms still rely on line-of-sight antennas for takeoff and landing operations, which pose additional vulnerabilities related to dependency on the ground infrastructure, noted below. The high latency of the link over GEO/GSO satellites delivers senor data and camera data with approximately a half second of delay, which similarly delays responsiveness to rapidly unfolding situations in the field. In critical moments, such a delay can lead to a loss of the mission or a failure of mission objectives.

●	Dependency on Ground Infrastructure and Ground Crew: The persistent dependency on line-of-sight antennas can require significant numbers of forward-deployed personnel to handle the take-off and landing operations on site, and this can place more personnel in the literal line of fire. Similarly, if the line-of-sight antennas are damaged, destroyed or jammed, all unmanned platforms airborne at that time that require line-of-sight communications to land are likely to be lost. This introduces a single-point-of-failure on the ground infrastructure making the UAV base a high-value target, which puts the ground crew personnel at high risk.

●	Vulnerability to Jamming: In scenarios where the gateway station communicating to the GEO/GSO satellite is disrupted by on-orbit jammers or the GEO/GSO satellite itself is disabled by terrestrial jammers, the unmanned platform may lose its communication link and be rendered unable to perform its mission effectively. Because a GEO/GSO satellite is geo-stationary by design, it becomes a relatively easy target for terrestrial jamming. This dependency on GEO/GSO satellites introduces multiple single points-of-failure and compromises the reliability and resilience of unmanned platform operations.

●	Mission Disruption: The loss of communication link between the unmanned platform and the GEO/GSO satellite not only halts ongoing missions but also jeopardizes the safety and security of the platform and its payload. Without real-time communication capabilities, the platform may be unable to receive commands or transmit critical data leading to mission failure and potential loss of assets.

While unmanned platforms have brough compelling capabilities to militaries and governments over the last two decades, in the last two years with the conflict involving Ukraine, the urgent need for the capabilities of unmanned platforms to continue to evolve has become evident.

Multi-Path and Multi-Domain Communications Architecture

Aerkomm’s Solution: “Multi-Path ^6” (domain, orbit, beam, carrier, frequency, satellite)

The Company is developing software-defined communications and networking architectures intended to support resilient operations across multiple communication paths, network environments, orbital layers, and operational domains. Our approach is designed to support flexible and distributed operational architectures capable of adapting to degraded or contested communications conditions.

Our technologies are intended to support:

●	Enhanced Connectivity: Our communications infrastructure is designed to support connectivity across Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), and Geostationary Earth Orbit (“GEO”) satellite architectures, as well as hybrid terrestrial and over-the-horizon (“OTH”) network environments.

●	Resilient Communication: In the face of adversary actions such as satellite jamming, our technology aims to ensure mission continuity and resilience through multi-beam and multi-orbit connectivity. By connecting to different friendly satellites simultaneously, our antennas aim to provide redundancy and alternate communication paths, enabling unmanned platforms to maintain operational effectiveness even in challenging environments.

●	Mission Continuity: Our technologies are intended to support dynamic network management, communications redundancy, and flexible routing architectures designed to improve operational continuity in degraded or contested environments.

●	Secure Communication: Leveraging advanced features such as Low Probability of Intercept (LPI) and Low Probability of Detection (LPD), our multi-beam antennas aim to keep unmanned platforms and other manned platforms such as, ships, airplanes, and ground command centers securely connected. Our approach aims to ensure that critical communication remains confidential and protected from hostile interference, enhancing overall mission security and effectiveness.

●	Jamming Capabilities: As an additional feature, we aim to enable one or more of the multiple beams of our universal terminal for defense to be used in a jamming mode to disrupt adversary communications or operations. Due to the high transmit power capability that we aim to deliver with our multi-orbit system design, our antennas aim to provide sufficient signal strength to disrupt or impair adversary communications and operations across domains: satellites in all orbits and airborne, maritime and land-based manned and unmanned platforms. For example, our approach aims to make our antennas capable to disrupt the guidance navigation and control systems of adversary manned and unmanned platforms, potentially providing a nimble and cost-effective approach to handling inbound ballistic and drone-based projectiles to complement traditional missile defense systems in the future.

●	Edge Infrastructure and Platform Integration: The Company’s technologies are designed to support integration with unmanned systems, airborne platforms, maritime systems, tactical edge deployments, ISR architectures, and distributed operational environments.

The Company believes resilient communications, distributed networking, and interoperable infrastructure will remain increasingly important components of future autonomous systems and multi-domain operational architectures.

In addition to communications technologies, the Company’s systems integration capabilities enable the integration of networking technologies, mission systems, payloads, sensors, and communications infrastructure into unified operational architectures designed to support evolving customer and mission requirements across defense, aerospace, and related sectors.

Our Solutions and Business Models

Aerospace & Defense

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

3. Systems Integrator for Militaries, Governments and Defense Contractors

Our customers, militaries and governments, may require custom, proprietary or classified system level integrations on the manned and unmanned platforms onto which they want our communications solutions to be installed, and may request that we provide wrap-around system integrator services to perform such installations and integrations. Similarly, some of our defense contractors’ partners may, from time to time, require additional system integrator support from our team due to the complex design of contemporary manned and unmanned systems. In some situations, we expect the installation of third-party payloads onto the manned and unmanned systems may still be done by the manufacturer of the manned or unmanned platforms in production, but with close supervision by and certification by our team.

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

Commercial Aviation Connectivity and Entertainment Market Business Models

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

Contracts with Satellite Partners

Effective as of September 26, 2024, the Company entered into a Distribution Partner Agreement (“DPA”) with Eutelsat OneWeb Group, a global satellite communications operator providing Low Earth Orbit (“LEO”) connectivity services. Pursuant to the agreement, the Company’s subsidiary, Aerkomm Japan, was granted distribution rights for Eutelsat OneWeb’s LEO connectivity services in Japan for the commercial fixed and land mobile sectors, as well as in Taiwan for the commercial land mobile market.

The partnership is intended to support the Company’s strategy of expanding its next-generation multi-orbit communications capabilities and strengthening its position in broadband connectivity, mobility communications, and aerospace and defense-related applications throughout the Asia-Pacific region. The Company believes the collaboration with Eutelsat OneWeb may enhance its ability to provide integrated satellite communications solutions and support growing regional demand for resilient and globally available connectivity services.

The Company may continue to explore additional opportunities for technical, commercial, and strategic collaboration with Eutelsat OneWeb in the future. However, the Company cannot assure you that the relationship with Eutelsat OneWeb will result in additional definitive agreements, increased service commitments, or future revenues or product sales.

Effective as of May 26, 2026, the Company entered into a Master Services Agreement (“MSA”) with a global U.S.-based satellite communications provider offering broadband, mobility, and satellite networking services across maritime, aviation, and land-based markets. Pursuant to the agreement, the provider authorized the Company to provide satellite communications products and related services for the maritime, aviation, and land sectors in Japan and Taiwan, including user terminals and Ka-band and L-band airtime products.

The agreement is intended to support the Company’s strategy of expanding its satellite communications service offerings and strengthening its position in mobility communications, broadband connectivity, and aerospace and defense-related applications within its authorized markets. The Company believes the collaboration with a global U.S.-based satellite communications provider may enhance its ability to offer satellite communications products and services across maritime, aviation, and terrestrial environments.

The Company may continue to pursue additional technical, commercial, and strategic collaboration opportunities with the provider in the future.

Contract with Japan Defense Contractor

Effective as of April 29, 2026, the Company entered into a Co-Development and Collaboration General Agreement with a Japan-based defense prime contractor and trusted service provider to the Japan Ministry of Defense. Pursuant to the General Agreement, the parties will collaborate on the development, manufacturing, and commercialization of Unmanned Aerial Systems (UAS) related products.

The General Agreement establishes the intent of joining a local manufacturing facility within Japan to localize production, assembly, and maintenance, subject to applicable local regulatory, export control, and defense supply chain requirements. This collaboration is intended to support the Company’s strategy of expanding its defense-related applications and its commercial footprint within the Asia-Pacific aerospace and defense sectors.

The Company may continue to pursue additional technical, commercial, and strategic collaboration opportunities with the partner in the future.

Contract with Satellite Communication Terminals Manufacturer

Effective as of September 1, 2025, the Company entered into a Distribution Agreement with Global Comms Exchange LLC, doing business as VolitionRF. VolitionRF specializes in the design of satellite communication hardware optimized for low Size, Weight, and Power (SWaP) profiles, operational performance, and system integration capabilities.

Pursuant to the Distribution Agreement, the Company was appointed as an authorized distributor with the rights to market, sell, and distribute VolitionRF’s satellite communication terminals and associated hardware within the designated territories of Taiwan and Japan.

The arrangement is structured to expand the Company’s product offerings in multi-band satellite connectivity solutions for aerospace and defense applications across the Asia-Pacific region. The authorized product portfolio encompasses dual-band antenna systems, including Ku/Ka-band configurations and X/Ka-band satellite antennas.

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

These terminals may incorporate antennas capable of transmitting and receiving in one or more of the key frequency bands—primarily Ka and Ku—commonly used for high-throughput satellite communications. These bands are supported across multiple orbital regimes, including Geostationary Earth Orbit (GEO), Medium Earth orbit (MEO), and Low Earth orbit (LEO) satellites.

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

In May 2026, we entered into a Master Services Agreement (“MSA”) with a global U.S.-based satellite communications provider. Pursuant to the agreement, the Company is authorized to provide satellite communications products and related services for the Maritime, Aero, and Land sectors in Japan and Taiwan, including user terminals and Ka-band and L-band airtime products. The MSA broadens our satellite communications service portfolio and represents an important milestone in expanding our service capabilities within our authorized markets.

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

Competition

We operate in the rapidly evolving communications technology industry, where innovation, regulatory developments, and emerging customer needs continually shape the competitive landscape. As of 2024, the market for multi-orbit satellite connectivity—encompassing Low Earth Orbit (LEO), Medium Earth Orbit (MEO), and Geostationary Earth Orbit (GEO)—continues to grow, driven by increasing demand for secure, resilient, and high-throughput connectivity across the defense, aerospace, and civilian telecommunications sectors.

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

We continue to pursue a partnership-focused business strategy. During 2024 and 2026, we expanded our relationships with satellite operators and service providers, including Eutelsat OneWeb and a global U.S.-based satellite communications provider, while continuing discussions with other satellite operators regarding potential commercial opportunities. These relationships enhance our ability to offer satellite communications products and services utilizing LEO, MEO, and GEO satellite networks. By leveraging third-party satellite infrastructure rather than owning and operating satellite assets, we seek to maintain a carrier-neutral approach and provide connectivity solutions tailored to customer requirements. As satellite operators continue to expand network coverage and capacity, we believe these relationships may support additional commercial opportunities and service offerings in our authorized markets.

The Company operates in a rapidly evolving satellite communications market that includes satellite operators, communications service providers, and equipment manufacturers. Starlink, which operates one of the world’s largest LEO satellite constellations, may serve as both a competitive alternative and a potential commercial partner, depending on the market, customer requirements, and commercial arrangements involved. Other emerging satellite operators, including Telesat (Lightspeed) and Amazon’s Project Kuiper, may similarly represent future partnership opportunities or competitive alternatives. The Company seeks to differentiate itself by offering carrier-neutral and interoperable communications solutions designed to support connectivity across multiple satellite networks and orbital architectures, including LEO, MEO, and GEO systems.

The emergence of electronically steered array (“ESA”) terminals has increased competition within the satellite communications terminal market. ESA technologies, including those utilized by certain Low Earth Orbit (“LEO”) satellite operators, have gained market adoption due to their low-profile form factors, mobility capabilities, and ability to support broadband connectivity across a variety of applications. At the same time, established satellite communications equipment providers, including KVH Industries, Intellian Technologies, and Cobham SATCOM, continue to maintain significant market presence, long-standing customer relationships, and extensive global distribution networks.

The Company seeks to differentiate itself by providing carrier-neutral and interoperable communications solutions designed to support connectivity across multiple satellite networks and orbital architectures, including Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), and Geostationary Earth Orbit (“GEO”) systems. The Company believes demand for multi-network and multi-orbit connectivity solutions may continue to increase as customers seek greater flexibility, redundancy, and network resiliency. Through its focus on interoperability, network flexibility, and multi-orbit connectivity, the Company seeks to address the evolving communications requirements of commercial, enterprise, government, and defense-related customers.

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

Government Procurement

Substantial portions of our current and future revenues are and will be generated from contracts and subcontracts with government agencies. Such contracts are subject to a competitive bid process and are awarded based on technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas. Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditure for the products and services we provide, and other risks generally associated with federal government contracts.

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

We cannot be sure that we will be able to integrate successfully any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future. Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.

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

Excluding non-recurring revenues that we earned from affiliates and one non-affiliate in 2021 and in the second quarter of fiscal 2019, we have incurred operating losses since our inception in 2014, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued development and future expansion of our business. The amount and timing of these costs are subject to numerous variables, and such initiatives may require additional funding.

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

Our company has a limited operating history in its current business focus and evolving operational scale, which may make it difficult to evaluate our business and predict our future performance.

Our company operates in rapidly evolving defense technology, communications, and autonomous systems markets, and we continue to face the risks and uncertainties associated with scaling an emerging business in dynamic and competitive industries. While we are advancing commercialization, customer engagement, deployment activities, and operational expansion, our limited operating history in our current strategic focus may make it difficult to accurately evaluate our business and predict future performance.

Any assessments of our current business and predictions that we or investors make regarding our future success, operational execution, or long-term viability may not be as accurate as they would be if we had a longer operating history at our current scale. We have encountered and expect to continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to scaling operations, integrating technologies, managing strategic partnerships, securing customer adoption, and expanding deployment capabilities.

In addition, the size, timing, and nature of our market opportunities may continue to evolve as defense modernization priorities, autonomous systems adoption, satellite communications architectures, and operational requirements change over time. If we are unable to successfully address these risks and uncertainties, our business, financial condition, and results of operations could be materially adversely affected.

We expect to rely on a few key customers for all our initial revenue.

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

We may not be able to grow our business with our current and potential satellite and satellite constellation partners or to successfully negotiate agreements with satellite and satellite constellation partners whose bandwidth and services we do not currently resell or otherwise distribute.

Currently, our satellite partners include Eutelsat Group (including Eutelsat Communications, Eutelsat SA, and Eutelsat OneWeb) and a global U.S.-based satellite communications provider. We also engage with, and may pursue commercial opportunities involving, other satellite operators and service providers, including Intelsat S.A., Rivada Space Networks, Astranis Space Technologies Corp., Telesat Corp., and others. We seek to maintain the technical capability to support connectivity across multiple satellite networks and constellations, subject to applicable commercial arrangements and regulatory approvals. However, there can be no assurance that discussions with existing or prospective operators and service providers will result in definitive agreements, expanded authorizations, favorable commercial terms, or additional revenue opportunities.

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

We may not be able to grow our business with our current and potential aerospace and defense partners or to successfully negotiate agreements with aerospace and defense partners to which we do not currently provide our technologies or services.

Our primary potential aerospace & defense partners include prime contractors like Kratos Defense, Lockheed Martin, Anduril, Shield.AI, Boeing Defense, Airbus Defense, Northrop Grumman, General Atomics and RTX, although we do not yet have in place binding agreements to serve as a joint venture partner, mentor-protégé partner, subcontractor, vendor, or system integrator with these prime contractors. We are currently in discussions with certain of our potential aerospace & defense partners to enter into binding contracts together. Currently, we also have a number of potential aerospace& defense customers, including militaries and governments, regarding providing our products and services to meet their classified programs and missions.

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

Negotiations with prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations, and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different than the terms included in our existing agreement with Hong Kong Airlines. To the extent that any negotiations with current or future potential airline partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

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

We may experience network capacity constraints in our future operations regions, and we expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to acquire and maintain sufficient network capacity and our business could be materially and adversely affected.

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

We are currently developing a host of in-flight entertainment and connectivity service offerings to deliver to our future customers. We plan to offer a number of services to our customers, and no assurance can be given that we will ultimately be able to launch any service. Additionally, we plan to generate a revenue stream from our video on demand and other in-flight entertainment services. If we are unable to generate revenue from our services or if other entertainment services do not ultimately develop, our growth and financial prospects would be materially adversely impacted.

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

We may be party to government and commercial contracts involving the development of new products. We derived 100% of our total revenues for fiscal year 2025 from one such development contract. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our current and future customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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

We have a significant amount of indebtedness. As of December 31, 2025, the aggregate principal amount of our total outstanding indebtedness was approximately $33.2 million, which was comprised of approximately $23.2 million in principal amount of our Convertible Note (as defined below) and approximately $10.0 million in principal amount of our SAFE Note (as defined below). Our high level of indebtedness could have important consequences. For example, it could:

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

We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures or refinance our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch, and improper orbital placement, any of which could result in significant additional costs or materially impair the useful life, capacity, coverage, or operational capabilities of a satellite. The technologies incorporated into our partners’ satellite systems are highly complex, and there can be no assurance that such technologies will perform as expected or that our partners will realize all anticipated benefits. The identification of construction-related issues, deployment anomalies, and operational challenges is not uncommon within the satellite industry. In addition, our satellite partners have experienced delays in satellite construction, deployment, and launch schedules resulting from supply chain disruptions, pandemic-related impacts, launch scheduling constraints, adverse weather conditions, and other factors beyond their control. If satellite construction schedules are not met or other events prevent a satellite from being launched on schedule, a suitable launch opportunity may not be available when the satellite is ready for launch.

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

We are entitled under our articles of incorporation to issue up to 90,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of the date of this annual report, we have issued and outstanding 19,653,886 shares of common stock, no shares of preferred stock, and we have 6,083,929 shares of common stock reserved for issuance under our 2017 and 2023 Equity Incentive Plans, of which 289,397 shares remain available for issuance. As of December 31, 2024, we had no shares of preferred stock issued and outstanding. Accordingly, at the date of this annual report, we could issue up to 430,361,151 additional shares of common stock (including shares reserved under our 2017 Equity Incentive Plan) and 50,000,000 shares of “blank check” preferred stock.

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

We operate in a highly dynamic industry, and our future quarterly operating results may fluctuate significantly. Our future revenue and operating results may vary from quarter to quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts or investors, the future trading price of our common stock may be adversely affected. In addition, due to generally lower demand for business travel during the summer months and holiday periods, and leisure and other travel at other times during the year, our quarterly results may not be indicative of results for the full year. Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Aerkomm Inc. (the “Company”) recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. The Company has implemented a cybersecurity risk management program that is integrated into its overall enterprise risk management framework. This program is designed to identify, assess, and mitigate cybersecurity risks that could materially affect the Company’s business operations, financial condition, or results of operations.

The Company’s cybersecurity risk management program includes the following key elements:

1.	The Company conducts periodic risk assessments to identify cybersecurity threats and vulnerabilities across its information technology infrastructure, including its in-flight connectivity platforms, proprietary systems, and corporate networks. These assessments inform the Company’s risk mitigation strategies and are updated as the threat landscape evolves.

2.	The Company maintains technical safeguards, including firewalls, intrusion detection systems, encryption protocols, access controls, and endpoint protection measures. These safeguards are regularly reviewed and updated to address emerging threats and changes to the Company’s technology environment.

3.	The Company has established an incident response plan that outlines procedures for detecting, containing, and remediating cybersecurity incidents. The incident response plan is designed to facilitate timely notification to appropriate internal personnel, the Board of Directors, and, where required, regulatory authorities and affected parties.

4.	The Company provides cybersecurity awareness training to its employees on a periodic basis to help personnel identify and respond to potential cybersecurity threats, including phishing, social engineering, and other common attack vectors.

5.	The Company engages third-party service providers in certain aspects of its cybersecurity program, including vulnerability assessments, penetration testing, and monitoring services. The Company also maintains processes to evaluate and oversee the cybersecurity practices of its key third-party vendors and service providers whose systems interact with Company data or networks.

As of the date of this Annual Report on Form 10-K, the Company has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. However, despite the Company’s efforts, there can be no assurance that its cybersecurity risk management program will prevent all cybersecurity incidents. The Company continues to invest in and enhance its cybersecurity capabilities in response to the evolving threat environment. For additional information regarding cybersecurity risks facing the Company, see “Item 1A. Risk Factors.”

Governance

The Company’s Board of Directors (the “Board”) maintains oversight of the Company’s cybersecurity risk management program. The Board receives periodic reports from management regarding the Company’s cybersecurity posture, including updates on material cybersecurity risks, the status of ongoing initiatives to strengthen the Company’s cybersecurity defenses, and any significant cybersecurity incidents.

The Board has delegated primary responsibility for the oversight of cybersecurity risk to the Audit Committee. The Audit Committee receives regular briefings from management on cybersecurity matters, including risk assessments, mitigation efforts, and incident reports. The Audit Committee reports to the full Board on cybersecurity matters as appropriate.

At the management level, the Company’s Chief Executive Officer, in coordination with the Company’s information technology leadership, is responsible for the day-to-day management of cybersecurity risks. Management is responsible for implementing and maintaining the Company’s cybersecurity risk management program, including the development of policies and procedures, the allocation of resources, and the coordination of incident response activities. Management personnel responsible for cybersecurity possess relevant experience in information technology and security matters gained through a combination of professional experience, education, and industry certifications.

In the event of a cybersecurity incident determined to be potentially material, the Company’s incident response plan provides for escalation to senior management and the Board or Audit Committee, as appropriate, to ensure timely and informed decision-making regarding disclosure obligations and remediation efforts.

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

Approximate Number of Holders of Our Common Stock

As of April __, 2026, there were approximately [78] holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2025 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2025 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2025.

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Company’s financial condition as of December 31, 2025, and its results of operations for the years ended December 31, 2025 and 2024.

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

Our sales were $0 for the year ended December 31, 2025, as compared to $1,342,931 for the year ended December 31, 2024. Our total revenue was $0 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, which consisted of the sales of ground antenna and other equipment units of $1,294,202 to a related party, and service sales of $48,729 provided to others. These figures reflect ongoing investment in product development, regulatory positioning, and commercial readiness to support future growth and deployment at scale.

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

Commercial Aviation Business Environment and Trends

In 2024, global air traffic continued its strong recovery from the COVID pandemic, with both domestic and international travel showing sustained growth, surpassing pre-pandemic levels. International travel has mostly recovered, and the wide-body market continues to be paced by the international travel recovery. Notably, outbound international air travel from China has gained momentum throughout 2024, helping to normalize global capacity and demand dynamics. Aircraft manufacturers are reporting strong order books as airlines seek to modernize fleets and expand capacity to meet sustained demand.

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

Growth in Mobile and Broadband Connectivity

The global adoption of 5G is projected to reach between 3.2 billion and 4.8 billion by the end of 2026. This rapid expansion represents a significant shift in mobile technology, with one projection suggesting 5G will constitute over one-third of all global mobile connections by 2026, with significant growth led by nations such as Japan, South Korea, China, and India. This adoption is paving the way for the development of 6G technologies, with government and private sector investments already underway in research, standardization, and early-stage development. Alongside 5G, there is an accelerating demand for enterprise and industrial connectivity solutions, particularly in the form of private 5G networks and satellite-enabled backhaul services. These developments reflect the growing need for robust, scalable, and flexible networks that can meet the demands of a rapidly evolving digital landscape.

Infrastructure Vulnerabilities and Geopolitical Risks

As telecommunications infrastructure expands, the global submarine cable ecosystem faces an escalating threat environment driven by geopolitical tensions, limited repair capacity, and insufficient legal frameworks. There are currently approximately 597 subsea cables in operation or under construction worldwide, carrying an estimated 99% of international data traffic and underpinning trillions of dollars in daily financial transactions. An average of 150 to 200 cable faults occur globally each year, with the most common causes being ship anchors and fishing equipment contacting cables at depths of less than 200 meters. However, the risk of deliberate or state-linked interference has risen sharply, and the distinction between accidental damage and intentional sabotage has become increasingly difficult to draw.

In the Baltic Sea, a concentrated series of suspicious incidents has fundamentally altered the security landscape for undersea infrastructure. Since October 2023, at least eleven submarine cables have been damaged in the region, along with a gas pipeline and an underwater power cable. These incidents have included damage to the Balticconnector gas pipeline between Finland and Estonia in October 2023 by the Hong Kong-flagged vessel Newnew Polar Bear; the severing of two fiber-optic data cables connecting Finland-Germany and Sweden-Lithuania in November 2024, attributed to the Chinese-flagged bulk carrier Yi Peng 3; the cutting of the Estlink 2 power cable and multiple data cables between Finland and Estonia on Christmas Day 2024 by the Cook Islands-flagged tanker Eagle S, suspected of belonging to Russia’s “shadow fleet”; and a fiber-optic cable rupture connecting Latvia and Sweden in January 2025. In December 2025, Finnish authorities boarded and seized another vessel, the Fitburg, sailing from St. Petersburg after detecting that it was dragging its anchor along the seabed and had damaged telecommunications cables between Finland and Estonia. Fourteen crew members, including several Russian nationals, were taken into custody.

In the Asia-Pacific region, Taiwan has emerged as a focal point for suspected subsea cable sabotage. Between January and February 2025, Taiwan experienced four incidents of submarine cable disruptions, including two suspected acts of vessel sabotage. In January 2025, the Xingshun 39, a Tanzania-flagged vessel controlled by a Chinese entity, severed a key link in the Trans Pacific Express Cable System near Keelung; the vessel had previously operated under alias names and switched its AIS transponder signals when approached by Taiwan’s coast guard. In February 2025, the Hongtai 58, a Togolese-registered cargo vessel with a Chinese crew, severed an undersea cable connecting Taiwan and the Penghu Islands. Investigation of the Hongtai 58 revealed a pattern of systematic identity manipulation, with the vessel having frequently changed its name and registration across multiple maritime registries. In June 2025, a Taiwanese court sentenced the Chinese captain of the Hongtai 58 to three years in prison for intentionally damaging undersea cables, marking the first criminal conviction in the recent wave of cable incidents. Prosecutors argued that electronic charts on the ship clearly showed the cable’s location, and coast guard analysis demonstrated the vessel had dragged its anchor in a straight line across the seabed in a zigzag pattern around the cable, inconsistent with normal anchoring behavior. China subsequently claimed that two Taiwanese citizens had controlled the vessel as part of a smuggling operation, a characterization rejected by Taiwan’s Mainland Affairs Council as “cross-border repression and political manipulation.”

The potential for Sino-Russian collaboration on undersea cable operations has further heightened concerns. Analysts have identified suspicious activities by the Xingshun 39 north of Taiwan and a Russian vessel, the Vasili Shukshin, south of Taiwan in early 2025, suggesting possible coordination between Chinese and Russian merchant ships in reconnaissance and sabotage of undersea communications cables. These activities follow from suspected undersea infrastructure sabotage operations conducted by Chinese merchant vessels in the Baltic Sea in 2023 and 2024, with strong indications of Russian assistance and coordination.

The development of dedicated cable-cutting technology has escalated these risks. In April 2026, a Chinese research vessel tested a new device capable of slicing through submarine data cables at a depth of 3,500 meters during a deep-sea science expedition. The technology relies on an electro-hydrostatic actuator enabling a diamond-coated grinding wheel to cut through cables armored with layers of steel, rubber, and polymer, and is compact enough to fit aboard remotely operated underwater vehicles. While Chinese researchers have characterized the tool as intended for civilian “marine resource development,” security analysts have noted that it could pose a significant threat to fiber-optic cables linking Pacific islands, including Guam, and could further amplify Chinese military pressure on Taiwan, which relies on only 24 major cables for its global connectivity.

The Red Sea has also experienced significant cable disruptions, compounding global infrastructure risks. In February 2024, three submarine cables were damaged by a vessel hit by Houthi-fired missiles, disrupting 25% of data traffic between Asia, Europe, and the Middle East. On September 6, 2025, multiple submarine cables near Jeddah, Saudi Arabia — including the SEA-ME-WE 4, IMEWE, and FALCON GCX systems — were severed, causing widespread internet disruptions across India, Pakistan, Saudi Arabia, the UAE, and Kuwait. Experts attributed the damage to commercial shipping activity, likely a vessel dragging its anchor, though the area’s geopolitical sensitivity amid ongoing Houthi attacks on Red Sea shipping has made attribution and repair particularly challenging.

Three structural factors amplify the risk of severe outcomes from cable damage: lack of redundancy in cable networks, lack of diversity of cable routes, and limited global repair capacity. Regions with limited alternate routing options — including parts of West and Central Africa, isolated Pacific islands, and certain secondary European routes — are disproportionately vulnerable. Globally, approximately 80 vessels are dedicated to maintaining submarine cable infrastructure, and the average repair time has trended upward, reaching approximately 40 days in 2023. Regulatory hurdles, such as complex permitting processes that vary by national territory, and geopolitical factors such as conflict zones denying access to repair vessels, further prolong restoration timelines.

International and multilateral responses have intensified. In January 2025, NATO launched “Baltic Sentry,” a multi-domain mission involving frigates, maritime patrol aircraft, and naval drones to strengthen surveillance and deterrence against threats to critical undersea infrastructure in the Baltic Sea. NATO Secretary General Mark Rutte emphasized that “ship captains must understand that potential threats to our infrastructure will have consequences, including possible boarding, impounding, and arrest.” By late 2025, the Baltic Sea had not experienced any further suspicious undersea incidents since January 2025, suggesting the deterrent effect of enhanced patrols. The European Union adopted an Action Plan on Cable Security in February 2025, with measures to be implemented between 2025 and 2026 to expand the EU’s subsea cable resilience through investments in new technology, enhanced surveillance capabilities, and improved intelligence-sharing. Estonia also passed legal amendments granting its defense forces authority to take action against vessels threatening critical underwater infrastructure. Taiwan, for its part, has deployed a Submarine Cable Automatic Warning System, designated 10 domestic cables as critical infrastructure, amended its Telecommunications Management Act to increase penalties for damaging communications infrastructure, and blacklisted 96 suspicious vessels for close monitoring.

Despite these efforts, the existing international legal framework remains inadequate. The UN Convention on the Law of the Sea does not automatically give coastal states authority to board and search foreign vessels suspected of damaging submarine cables in their exclusive economic zones and does not impose an express international law obligation on states not to deliberately interfere with cables. The difficulty of attributing cable damage to state-sponsored sabotage, combined with jurisdictional limitations and the use of vessels registered under flags of convenience with opaque ownership structures, continues to undermine enforcement. As reliance on submarine cables grows — driven by AI, cloud computing, and the energy transition — the vulnerability of these critical arteries to both accidental damage and deliberate interference represent an escalating risk to global communications, financial systems, and national security.

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

Economic Impact and Future Innovations

Mobile technologies and services continue to play a crucial role in global economic development, contributing an estimated 6.4% of global GDP in 2025, with reports indicating this substantial impact continued into early 2026 as the sector generated $7.6 trillion in economic value added. This contribution is projected to grow to 8.4% of global GDP by 2030, with the total economic impact expected to reach $11.3 trillion. Looking to the future, innovations in AI-driven network optimization, edge computing, and secure mobile backhaul are expected to further drive the adoption of mobile services across various critical sectors, including energy, transportation, and disaster response. These advancements will be pivotal in ensuring the continued resilience and growth of global telecommunications infrastructure.

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

Market Size and Growth

Based on reports covering the Business Continuity Management (BCM) Solutions market, the global market was valued at approximately $2.33 billion to $2.60 billion in 2026 and is projected to reach a CAGR of 16.33% from 2025 to 2032 (P&S Intelligence). Market expansion is led by heightened awareness of business continuity risks and increasing regulatory pressures across key industries.

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

Regional Insights

North America

●	2023 Market Contribution: North America accounted for approximately 40% of the total revenue in the BCM solutions market (Verified Market Reports).

●	2030 Market Projection: The market is expected to reach $2.39 billion by 2033, reflecting a CAGR of 14.6% from 2023 to 2033.

Asia-Pacific Region

●	Market Size: Based on data from 2026, the Asia-Pacific Body Control Module (BCM) market is experiencing significant growth, with market estimates indicating a valuation of approximately USD 14 billion, up from USD 13 billion in 2025, driven by rising vehicle electrification and demand for advanced electronics in the region.

Country-Specific Projections (2023-2030)

●	China: Valued at USD 323.46 million in 2023, growing at a 18.3% CAGR.

●	Japan: Valued at USD 99.19 million in 2023, growing at a 17.3% CAGR.

●	India: Valued at USD 86.26 million in 2023, growing at a 20.6% CAGR.

●	South Korea: Valued at USD 71.88 million in 2023, growing at a 17.9% CAGR.

●	Australia: Valued at USD 37.38 million in 2023, growing at a 18.5% CAGR.

●	Southeast Asia: Valued at USD 49.60 million in 2023, growing at a 19.8% CAGR

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

●	Market Growth Projection: The U.S. Business Continuity Planning (BCP) and management market is projected to experience substantial growth by 2030, with forecasts indicating a compound annual growth rate (CAGR) ranging from 10.1% to over 15% throughout the 2020s. This surge reflects sustained, high-priority investment in digital resilience, driven by increasing cyber threats, climate-related disruptions, and a shift from traditional, manual planning to AI-powered, cloud-native recovery solutions.

Japan and Canada

Both Japan and Canada are experiencing steady growth in BCM investments.

●	Japan: The market is projected to grow at a CAGR of 6.1%, driven by increasing regulatory requirements and resilience initiatives.

●	Canada: The BCM market in Canada is expected to expand at a CAGR of 7.8%, reflecting a growing emphasis on business continuity strategies. (Source: Enterprise Storage Forum)

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

Our Business Potential

The Company is strategically positioned within the rapidly growing satellite communications sector. In addition to being licensed as a telecommunications operator in Japan and Taiwan, the Company secured a regional satellite service spectrum usage permit in Taiwan on April 27, 2023. Furthermore, as a distribution partner for Eutelsat OneWeb’s Low Earth Orbit (“LEO”) satellite services, effective September 26, 2024, and through its Master Services Agreement with a global U.S.-based satellite communications provider, effective May 26, 2026, the Company has expanded its access to satellite connectivity solutions across both LEO and Geostationary Earth Orbit (“GEO”) networks. These relationships enhance the Company’s ability to support commercial, government, and enterprise initiatives requiring resilient communications infrastructure and strengthen its position in addressing growing demand for satellite-enabled connectivity within its authorized markets.

These authorizations enable the Company to provide broadband satellite communications services across multiple sectors, including mobile backhaul, enterprise communications, maritime, aero, land mobility, and defense-related applications. In response to increasing demand for resilient communications infrastructure, the Company offers SATCOM Business Continuity Planning (“BCP”) and Network Resilience Solutions, initially focused on the Asia-Pacific region. Japan and Taiwan, given their strategic importance and increasing emphasis on communications resilience, represent key markets for these offerings.

Strategic Investment in Network Resilience: Japan and Taiwan’s Response to Emerging Threats

In response to escalating geopolitical tensions and vulnerabilities in undersea communications infrastructure, both Taiwan and Japan have increased investments in network resilience. These initiatives reflect a broader commitment to strengthening communications infrastructure, enhancing national preparedness, and mitigating risks associated with cyberattacks, infrastructure disruptions, and natural disasters.

As a distribution partner of Eutelsat OneWeb’s Low Earth Orbit (“LEO”) satellite services and through its Master Services Agreement with a global U.S.-based satellite communications provider for satellite communications products and services in Japan and Taiwan, the Company is positioned to support these resilience initiatives. The Company’s solutions include enterprise network redundancy, server load balancing, and disaster recovery infrastructure designed to support communications continuity objectives in Taiwan, Japan, and other regional markets. In addition, the Company’s SATCOM Business Continuity Planning (“BCP”) solutions serve both enterprise and consumer markets. By deploying mobile and vehicle-based SATCOM systems leveraging both LEO and GEO connectivity, the Company seeks to provide communications capabilities for disaster recovery, emergency response, and other scenarios in which terrestrial networks may be unavailable or disrupted.

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

2. Taiwan’s Network Resilience and SATCCOM BCP and Strategy

2.1 Context and Geopolitical Risk

Taiwan continues to face cybersecurity, infrastructure, and geopolitical risks associated with increasing regional tensions. During 2024 and 2025, Taiwan reported multiple incidents involving damage or disruption to undersea communications cables, including several cases that prompted investigations into potential deliberate interference. These incidents highlighted the vulnerability of critical communications infrastructure and reinforced the importance of network resilience, redundancy, and alternative connectivity solutions for both government and commercial users.

2.2 Satellite Communication Initiatives

To address these threats, Taiwan has launched a comprehensive 10-year plan to establish an independent, resilient satellite internet system. The plan includes:

●	Initial budget of US$790 million, focused on developing Taiwan’s own low Earth orbit (LEO) satellite constellation.

●	Strategic collaboration with Eutelsat OneWeb and a global U.S.-based satellite communications provider to support resilient communications, emergency response capabilities, and broadband internet access.

●	Development of over 700 satellite ground stations across Taiwan to support seamless integration and redundancy.

●	Launch of Taiwan-made LEO satellites, with the first deployment expected by 2026–2027.

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

National Budget for SATCOM BCP

Japan’s FY2026 budget boosts defense spending to a record over $58 billion, with roughly $500 million earmarked for intelligence and communication satellites to strengthen space-based capabilities. Taiwan is developing a massive $1.25 trillion NT ($39B+) eight-year special budget (2026–2033) for weapons and joint U.S. projects, emphasizing regional security

A Shared Vision for a Secure, Connected Future

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the domestication to Delaware of IXAQ, Merger Sub will merge with and into the Company (the “Merger”), after which the Company will be the surviving corporation and a wholly-owned subsidiary of IXAQ. In connection with the Merger, IXAQ will be renamed “AKOM Inc.” The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger. The Merger is expected to close prior to September 30, 2026.

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

Planned Merger with Ejectt

On July 28, 2023, we and Ejectt, Inc., a Taiwan-based company principally engaged in the manufacture and sale of aluminum foil and the installation and operation of solar power plants, signed a non-binding letter of intent with respect to a possible merger between Aerkomm Taiwan and Ejectt. At a January 30, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved pursuing a merger with Ejectt, under which Aerkomm Taiwan would be the surviving company, and delivery of a notice and merger contract to Ejectt, which were delivered to Ejectt on February 1, 2024. At a May 23, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved the terms of the merger plan and agreement and its being signed by the chairperson of Aerkomm Taiwan. On the same day, the shareholders of Ejectt approved the proposed merger and the merger agreement was then signed by the parties on May 23, 2024. Under the merger agreement and contingent only on the merger’s receiving necessary governmental approvals, the merger will be consummated, and the surviving company of the merger will be Aerkomm Taiwan.

On March 11, 2026, Aerkomm Taiwan completed the previously announced merger (the “Merger”) with Ejectt. Before consummation of the Merger, Aerkomm Taiwan was owned 49% by the Company but was treated by the Company as a consolidated subsidiary because the Company had de facto voting, governance and economic control of Aerkomm Taiwan. As previously announced, on July 28, 2023, Aerkomm Taiwan and Ejectt signed a non-binding letter of intent with respect to a possible merger between Aerkomm Taiwan and Ejectt. At a January 30, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved pursuing a merger with Ejectt, under which Aerkomm Taiwan would be the surviving company, and an offer of merger was delivered to Ejectt on February 1, 2024. The proposed merger was approved by the respective shareholders of Aerkomm Taiwan and Ejectt in shareholder meetings held on May 23, 2024 and an Agreement and Plan of Merger (the “Merger Agreement”) was signed by the two companies effective as of that date.

Under Taiwanese law, the Merger was subject to approval of the Taiwan Department of Investment Review, to which an application was submitted on July 10, 2024. The Merger became effective on March 11, 2026 (the “Effective Time”) pursuant to the recently received official approval notice from the Taiwan Depository & Clearing Corporation confirming that Ejectt’s scripless share registration was terminated as of March 11, 2026

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

Results of Operations

The discussion below relates to our two fiscal years ended on December 31, 2025 and 2024.

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Change
	2025	2024	$	%
Sales	$-	$1,342,931	$(1,342,931)	(100.0)%
Cost of sales	-	1,145,163	1,145,163	(100.0)%
Operating expenses	15,202,129	24,117,347	(8,915,218)	(37.0)%
Loss from operations	(15,202,129)	(23,919,579)	8,717,450	(36.4)%
Net non-operating loss	(3,070,144)	(5,272,872)	2,202,728	(41.8)%
Loss before income taxes	(18,272,273)	(29,192,451)	10,920,178	(37.4)%
Income tax expense	2,400	2,400	-	-%
Net Loss	(18,274,673)	(29,194,851)	10,920,178	(37.2)%
Other comprehensive income	120,881	300,660	(179,779)	(59.8)%
Total comprehensive loss	$(18,153,792)	$(28,894,191)	$10,740,399	(37.2)%

Revenue. Our total revenue was $0 for the year ended December 31, 2025, as compared to the sales of ground antenna and other equipment units of $1,294,202 to a related party, and service sales of $48,729 provided to others for the year ended December 31, 2024.

Cost of sales. Our cost of sales includes the direct costs of our raw materials and component parts, as well as the cost of labor and overhead. Our cost of sales was $0 and $1,145,163 for the years ended December 31, 2025 and 2024, respectively. The cost of sales for the year ended December 31, 2024 consisted of cost of ground antenna and other equipment units purchased from a related party and others in the amount of $1,021,563 and $123,600, respectively.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $8,915,218 to $15,202,129 for the year ended December 31, 2025, from $24,117,347 for the year ended December 31, 2024. Such operating expense decrease was mainly due to the decrease in R&D expense, stock-based compensation, salaries expense, and professional fee in the amount of $4,438,652, $3,018,688, $1,946,312 and $368,490, respectively, which was offset by the increase in other operation expenses in the amount of $908,951, respectively.

Net non-operating loss. We had $3,070,144 and $5,272,872 net non-operating loss for year ended December 31, 2025, and 2024, respectively. Net non-operating loss for the year ended December 31, 2025, primarily consisted of interest expense of $1,428,168, loss from change in fair value of SAFE liabilities of $610,000, and foreign currency loss of $516,590.

Loss before income taxes. Our loss before income tax is $18,272,273 for the year ended December 31, 2025, as compared to the loss of $29,192,451 for the year ended December 31, 2024, a decrease of $10,920,178, or 37.4%, as a result of the factors described above.

Income tax expense. Income tax expense for the year ended December 31, 2025, and 2024 were $2,400. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $10,740,399, or 37.2%, to $18,153,792 for the year ended December 31, 2025, from $28,894,191 for the year ended December 31, 2024.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of December 31, 2025, we had cash outflow from operating activities of $5,635,927 and had cash and restricted cash of $72,579. Our working capital deficit was $70,539,468 as of December 31, 2025. These conditions give rise to substantial doubt and uncertainty regarding our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of December 31, 2025, we had received Loans totaling NT$131,769,729 (approximately $4.2 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,799,499 of the $20 million in aggregate loan commitments from the two Lenders was still available as of December 31, 2025.

In connection with the planned Merger with IXAQ, we have obtained $35 million in private investment in public equity (“PIPE”) investment commitments to be funded before closing of the Merger. Further, us and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to us (including attaining research coverage, assisting in roadshows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by us. In connection with the arrangement with Benchmark, we are targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $8.9 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of December 31, 2025, we expect approximately $23.2 million convertible notes and approximately $10.0 million SAFE can be converted into equity upon Merger.

We also expects to begin generating significant recurring revenues in first quarter 2027, including in connection with the OneWeb Distribution Partner Agreement entered into between Aerkomm Japan, as Distribution Partner, and OneWeb on October 1, 2024, pursuant to which Aerkomm Japan was appointed as a distributor for OneWeb in Japan and Taiwan and we had made our first delivery of a certain classified radar system to a governmental defense customer on October 24, 2024.

We believe it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. This assessment considers our current available cash, approximately $15.8 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $33.2 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the our capital resources and reduce cash obligations. We also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, we believe its working capital will be adequate to sustain our operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, we expect to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.8 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are our existing investors and have a strong interest in its success), slowing the pace of hiring and other investments that we would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales. In conclusion, per the non-binding term sheet agreement aforementioned, we will be able to fund the operations and development for the next 12 months.

The following table provides detailed information about our net cash flow:

	Years Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(5,635,927)	$(5,649,924)
Net cash provided by (used in) investing activities	196,688	(2,292,336)
Net cash provided by financing activities	5,027,678	895,228
Net increase (decrease) in cash and restricted cash	(411,561)	(7,047,032)
Cash and restricted cash at beginning of year	109,227	7,428,702
Foreign currency translation effect on cash and restricted cash	374,913	(272,443)
Cash and restricted cash at end of year	$72,579	$109,227

Operating Activities

Net cash used in operating activities was $5,635,927 for the year ended December 31, 2025, as compared to $5,649,924 for the year ended December 31, 2024. In addition to the net loss of $18,274,673, the decrease in net cash used in operating activities during the year ended December 31, 2025 was mainly due to decrease in accounts payable and operating lease liability of $300,099 and $145,783, respectively, offset by non-cash items of $5,961,248, which consisted of depreciation and amortization, stock-based compensation, loss from disposal equipment, change in fair value of SAFE liabilities, impairment loss on investment, loss on inventories write off, loss on disposal of subsidiaries, and gain on settlement of accounts payable. The decrease also offset by increase in accrued expense and other payable of $5,016,463 and $2,135,460, respectively.

Net cash provided by and used in operating activities was $5,649,924 for the year ended December 31, 2024, as compared to $2,145,787 for the year ended December 31, 2023. In addition to the net loss of $29,194,851, the decrease in net cash used in operating activities during the year ended December 31, 2024 was mainly due to increase in inventories, other receivable, and prepayment from customer – related party of $567,443, $269,882, and $644,570, respectively, offset by non-cash items of $12,179,923 which consisted of depreciation and amortization, stock-based compensation, non-cash R&D expense, change in fair value of SAFE liabilities, and impairment loss on investment. The decrease also offset by decrease in prepayment for equipment and intangible assets – customer projects, increase in account payable, increase in accrued expense, and increase in other payable of $3,952,458, $611,213, $5,461,682 and $2,483,498, respectively.

Investing Activities

The net cash provided by investing activities for the year ended December 31, 2025 was $196,688 as compared to $2,292,336 net cash used in investing activities for the year ended December 31, 2024. Net cash provided by investing activities for the year ended December 31, 2025 was mainly due to disbursement for other receivable - related parties loans of $92,149 and proceeds from other receivable-related parties loans of $123,761, offset by purchase of property and equipment of 16,484 and cash outflow from disposal of subsidiaries of $2,738.

The net cash used in investing activities for the year ended December 31, 2024 was $2,292,336 as compared to $8,096,308 for the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2024 was mainly due to disbursement for other receivable - related parties loans of $2,203,619, and purchase of property and equipment of $88,717.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $5,027,678 compared to $895,228 for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2025, was mainly attributable to the proceeds from SAFE notes of $4,000,000 and proceeds from short-term loan of $2,953,872, offset by the repayment of short-term loan of $1,929,563.

Net cash provided by financing activities for the year ended December 31, 2024 was $895,228 compared to $8,430,528 for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 was mainly attributable to the net proceeds from injection of subscribed capital of $527,782, proceeds from issuance of common stock of $3,894,000, proceeds from SAFE notes of $4,997,200, proceeds from other payable-related parties of $172,675, and proceeds from short-term loan of $606,544 offset by the repayment of short-term loan of $960,731, and repayment of convertible long-term bonds payable of $8,330,160.

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

Capital expenditures for the years ended December 31, 2025 and 2024 were $16,484 and $88,717, respectively.

We anticipate an increase in capital spending in fiscal year 2026 and estimate that capital expenditures will range from $6 million to $10 million as we will continue to advance our semiconductor designs, our software-defined platforms and continue to execute our network expansion strategy. We expect to be able to raise these required funds in connection with our planned Merger with IXAQ although we cannot provide assurance that we will be successful in this effort.

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

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 16, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of December 31, 2025, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $10,020,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $12.20, a risk-free rate of 3.77%, and an annualized volatility of 50.2%. The Company had received aggregate proceeds of $8,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the year ended December 31, 2025, was $610,000.

Goodwill Impairment

Management evaluates goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

During 2023, management evaluated the carrying value and expected future economic benefits associated with acquisitions completed in 2022 and prior periods. Based on this evaluation, including the Company’s strategic repositioning, evolving operational focus, commercialization timeline, and revised expectations regarding the future economic contribution of certain acquired assets and operations, management determined that an impairment charge of $4,561,037 was appropriate for goodwill associated with those prior acquisitions.

Management subsequently evaluated goodwill associated with acquisitions completed after 2023 and determined that no impairment existed for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, goodwill was $4,573,819.

Impairment of long-term investment.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the year ended December 31, 2025 and 2024, the Company recorded $299,069 and $3,699,278 impairment charges for its investments, respectively.

Recent Accounting Pronouncements

See Note 3 of the notes to the consolidated financial statements included elsewhere in this annual report for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2025 and 2024 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2025, our internal control over financial reporting was not effective due to the following material weakness:

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

There have been no changes in our internal control over financial reporting during the fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2025 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Annual Report:

Name	Age	Position
Louis Giordimaina	69	Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Chairman
Georges Caldironi	69	Chief Operating Officer
Richmond Akumiah	71	Director
Chih-Ming (Albert) Hsu	49	Director
Robert McGuire	61	Director
Jan-Yung Lin	64	Secretary and former Director
Jeff T. C. Hsu	62	Director
Jeffrey Wun	61	President and Chief Technology Officer and Director

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

On February 3, 2025, at a meeting of the Board, the Board appointed Mr. Robert McGuire to become an independent member of the Board effectively immediately, to fill one of the vacancies recently created by the resignation of two of the Company’s independent directors, Mr. Colin Lim and Mr. Raymond Choy. Also at this Board meeting, the Board took the following additional actions:

●	Appointed Mr. McGuire as a member of, and Chairman of, the Company’s Compensation Committee (this position formerly held by Mr. Colin Lim);

●	Appointed Louis Giordimaina as the interim Chairman of the Board; (this position formerly held by Mr. Jeffrey Wun) and

●	Appointed Richmon Akumiah as Chairman of the Company’s Audit Committee (this position formerly held by Mr. Raymond Choy).

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

Among other matters, our governance and nominating committee will:

●	Review the desired experience, mix of skills and other qualities to assure appropriate board composition, taking into account the current members of our board of directors and the specific needs of our company and our board of directors;

●	Conducts candidate searches, interviews prospective candidates and conducts programs to introduce candidates to our management and operations, and confirms the appropriate level of interest of such candidates;

●	Recommend qualified candidates who bring the background, knowledge, experience, independence, skill sets and expertise that would strengthen and increase the diversity of our board of directors; and

●	Conduct appropriate inquiries into the background and qualifications of potential nominees.

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

To our knowledge and except as otherwise indicated below, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that, except with respect to option grants received by our executive officers and directors during the 2024 fiscal year with respect to which Forms 5 have not yet been filed,  all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the reporting period ended December 31, 2025 were timely filed. Additionally, one of our greater-than-ten-percent beneficial owners may be late in filing a Form 5 update report.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Louis Giordimaina,	2025	631,800	239,400		871,200
Chief Executive Officer and Interim Chief	2024	584,672	199,725		784,397
Financial Officer (2)	2023	584,672	662,370	28,692	1,275,734
Georges Caldironi (3)	2025	324,818	-	-	-
	2024	324,818	-	-	-
	2023	324,818	64,750	-	389,568
Jeffrey Wun,	2025	384,000	-	-	384,000
President and Chief Technology Officer (4)	2024	384,000	-	-	384,000
	2023	384,000	1,869,980	-	2,253,980

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	Mr. Giordimaina, a former consultant to us, became a full-time employee on May 25, 2018 and was appointed, as of that date, Chief Operating Officer – Aviation. On March 22, 2020, Mr. Giordimaina was appointed as our Chief Executive Officer. On August 29, 2022, Mr. Giordimaina was also appointed as our interim Chief Financial Officer.

(3)	Mr. Caldironi, a former consultant to us, became a full-time employee and was appointed as our Chief Operating Officer on March 22, 2020. The option awards were granted to AA Twins, which is controlled by Mr. Caldironi, according to the consulting agreement.

(4)	Mr. Wun has served as our President since December 31, 2017 and as our Chief Technology Officer since March 22, 2020.

Employment Agreements

Louis Giordimaina

Pursuant to the terms of his employment agreement, we agreed to pay Mr. Giordimaina an annual salary of €540,000, or $631,800 based on the current Euro to US$ Rate of Exchange of 1.17. A bonus will be considered, comparable to those that may be offered to other executives once a satisfactory revenue stream is established at Aerkomm as a result of Mr. Giordimaina’s efforts. Mr. Giordimaina was granted options on 18,750 shares of common stock of the Company each calendar quarter, at the prevailing market price on Euronext at the time of grant in accordance with the equity incentive plan of the Company. These options will vest when issued. We will cover and pay any premium up to a maximum of €2,500, or $2,925 , per annum for any international private health insurance which Mr. Giordimaina may have in place from time to time covering Mr. Giordimaina and his wife; we will pay Mr. Giordimaina the sum of €6,000, or $7,020, per year to any private pension fund scheme/s designated by Mr. Giordimaina, we will pay Mr. Giordimaina €18,000, or $21,060, per annum as an allowance for a leased car and fuel expenses, to be paid in equal monthly instalments, we will provide Mr. Giordimaina with a mobile telephone for his business use, as well as a lap top computer and an iPad, and we will reimburse Mr. Giordimaina for all actual, necessary and reasonable expenses incurred by him in the course of his performance of services for the Company. The employment agreement contains customary confidentiality provisions and covenants prohibiting Mr. Giordimaina from competing with us during his employment, and from soliciting any of our employees or consultants for a period of one year after his employment end. If Mr. Giordimaina’s employment is terminated by us without cause, he shall be entitled to one-half of his full salary for the remainder of the initial three-year term of his agreement.

Outstanding Equity Awards Fiscal Year Ended December 31, 2025, 2024 and 2023

As of December 31, 2025 and 2024, Mr. Wun had options outstanding and exercisable for 745,141 and 745,141 shares of our common stock at an average exercise price of $10.59 and $10.59 per share, respectively. As of December 31, 2025 and December 31, 2024, Mr. Giordimaina had options outstanding and exercisable for 766,849 and 691,849 shares of our common stock at an average exercise price of $4.88 and $5.24 per share. As of December 31, 2025 and 2024, Mr. Caldironi had options outstanding and exercisable for 124,676 and 124,676 shares of our common stock at an average exercise price of $8.53 and $8.53 per share, respectively.

Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Louis Giordimaina	December 31, 2025	18,750	-	-	$3.19	2035/1/12
	December 31, 2025	18,750	-	-	$3.19	2035/1/9
	December 31, 2025	18,750	-	-	$3.19	2035/1/6
	December 31, 2025	18,750	-	-	$3.19	2035/1/3
	December 31, 2024	18,750	-	-	$2.58	2034/1/12
	December 31, 2024	18,750	-	-	$2.58	2034/1/9
	December 31, 2024	18,750	-	-	$2.58	2034/1/6
	December 31, 2024	18,750	-	-	$2.91	2034/1/3
	December 31, 2023	18,750	-	-	$2.58	2033/1/12
	December 31, 2023	18,750	-	-	$2.58	2033/1/9
	December 31, 2023	175,750	-	-	$2.59	2033/1/6
	December 31, 2023	18,750	-	-	$2.89	2033/1/6
	December 31, 2023	18,750	-	-	$3.00	2033/1/3
Georges Caldironi	December 31, 2025	-	-	-	-	-
	December 31, 2024	-	-	-	-	-
	December 31, 2023	25,000	-	-	$2.59	06/13/2033
Jeffrey Wun	December 31, 2025	-	-	-	-	-
	December 31, 2024	-	-	-	-	-
	December 31, 2023	722,000	-	-	$2.59	06/13/2033

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 23, 2026 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 44043 Fremont Blvd., Fremont, CA 94538.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jeffrey Wun, Chairman, President and Chief Technology Officer(3)	Common Stock	1,375,894	7.66%
Louis Giordimaina, Chief Executive Officer and Director(4)	Common Stock	787,048	4.38%
Georges Caldironi, Chief Operating Officer(5)	Common Stock	99,676	* %
Richmond Akumiah, Director(6)	Common Stock	45,630	* %
Chih-Ming (Albert) Hsu, Director(8)	Common Stock	856,698	4.77%
Jan-Yung Lin, Secretary (10)	Common Stock	482,008	2.68%
Jeff T. C. Hsu, Director(13)	Common Stock	339,319	1.89%
All officers and directors as a group	Common Stock	4,520,570	25.17%
dMedia Inc (11)	Common Stock	2,237,428	12.46%
Sheng-Chun Chang(12)	Common Stock	1,320,284	7.35%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 17,962,613 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 15, 2024. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 579,687 shares of our common stock held directly; (ii) 120,914 shares of our common stock which Mr. Wun has the right to acquire within 60 days through the exercise of vested options; and (iii) 2,237,428 shares of our common stock owned by dMedia Holding LP. Through his ownership interest in dMedia Holding LP, Mr. Wun indirectly beneficially owns 348,721 shares of our common stock held by dMedia Holding LP. Mr. Wun disclaims beneficial ownership of the remaining 1,888,707 shares of our common stock held by dMedia Holding LP.

(4)	Consists of 787,048 shares of our common stock which Mr. Giordimaina has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 93,676 shares held directly and 6,000 shares of common stock which AA TWIN ASSOCIATES LTD has the right to acquire within 60 days through the exercise of vested options. Mr. Caldironi is the principal of AA TWIN ASSOCIATES LTD and has voting and dispositive control of the securities held by AA TWIN ASSOCIATES LTD.

(6)	Consists of 45,630 shares of our common stock which Mr. Akumiah has the right to acquire within 60 days through the exercise of vested options but does not include 334 shares of our common stock issuable upon the exercise of options not exercisable within 60 days.

(7)	Represents (i) 3,312 shares of our common stock held directly by Mr. Hsu and (ii) 156,217 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options (iii) 2,237,428 shares of our common stock owned by dMedia Holding LP. Through his ownership interest in in dMedia Holding LP, Mr. Hsu indirectly beneficially owns 697,169 shares of our common stock held by dMedia Holding LP. Mr. Hsu disclaims beneficial ownership of the remaining 1,540,259 shares of our common stock held by dMedia Holding LP.

(8)	Includes 462,403 shares of our common stock owned by Mr. Lin directly and 19,605 shares of our common stock which Mr. Lin has the right to acquire within 60 days through the exercise of vested options. Does not include 348,731 shares of our common stock owned by Mr. Lin through his approximately 15.57% ownership interest in dMedia Holding LP, as Mr. Lin does not, directly or indirectly, have voting or dispositive power over these shares although he does own a pecuniary interest in them.

(9)	dMedia Inc. (formerly named dMedia Holding LP) was changed to C Corporation in 2022. Therefore, it is no longer that Mr. Wun has sole voting and dispositive power over these shares of our common stock.

(10)	Consists of (i) 881,500 shares of common stock held by Well Thrive Limited; (ii) 65,281 shares of our common stock owned directly by Mr. Sheng-Chun Chang; and (iii) 373,503 of our common stock which Mr. Chang has the right to acquire within 60 days through the exercise of vested warrants (but does not include 451,127 shares of our common stock issuable upon the exercise of warrants not exercisable within 60 days). Mr. Chang is the Chief Executive Officer and owner of Well Thrive Limited and has voting and dispositive power of the securities held by it. Mr. Chang disclaims beneficial ownership of the shares held by Well Thrive Limited. The address of Well Thrive Limited is No 79, Heng Yang Road, Taipei City, Taiwan.

(11)	Consists of 339,319 shares of our common stock which Mr. Hsu has the right to acquire within 60 days through the exercise of vested options.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of December 31, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Audit Fees	$140,000	$140,000
Audit-Related Fees	150,000	150,000
Tax Fees	35,000	35,000
All Other Fees	40,000	40,000
TOTAL	$365,000	$365,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by WWC, P.C. for our financial statements as of and for the year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 26, 2013, between Aerkomm Inc. and Maple Tree Kids LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on November 5, 2013)
2.2	Form of Share Exchange Agreement, dated February 13, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and the shareholders of Aircom Pacific, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 14, 2017)
2.3*	Description of Registered Securities
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2017)
3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 16, 2019)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 30, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
4.2	Convertible Bond dated December 7, 2022 issued to World Praise Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2022)
4.3	2017 Aerkomm Inc. Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Annual report on Form 10-K/A filed on September 4, 2024).

4.4	2023 Aerkomm Inc. Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Annual report on Form 10-K/A filed on September 4, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1/A filed on March 30, 2018)
10.2	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2017)
10.3	Stock Purchase Agreement, dated as of December 28, 2016, among Irina Goldman, Aircom Pacific, Inc. and Aerkomm Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)
10.4	Stock Purchase Agreement, dated May 15, 2015, between Chi Kong Wu and Aircom Pacific, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2017)
10.5	Agreement for the Purchase and Sale of Shares, dated December 12, 2016, between Capricorn Union Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on August 29, 2017)
10.6	SKY Perfect JSAT Master Service Agreement, dated March 15, 2017, between Aircom Pacific, Inc. and SKY Perfect JSAT Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.7	Digital Transmission Service Agreement, dated July 25, 2015, between Asia Satellite Telecommunications Company Limited and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2017)
10.8	Statement of Work, dated January 15, 2015, between Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 14, 2017)
10.9	Purchase Agreement for Ground Station Equipment, dated as of October 15, 2014, between dMobile System Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 14, 2017)
10.10	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and dMobile System Co. Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.11	Development Agreement, dated February 10, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 14, 2017)
10.12	First Amendment to Development Agreement, dated July 17, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 14, 2017)
10.13	Second Amendment to Development Agreement, dated August 18, 2015, between Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 14, 2017)
10.14	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay.com, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.15	Settlement Agreement and Mutual Release, dated March 31, 2017, among Aerkomm Inc., Aircom Pacific, Inc. and Priceplay Taiwan Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 27, 2017)
10.16	Purchase Agreement for Ground Station Equipment, dated as of December 15, 2015, between Blue Topaz Consultants, Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 14, 2017)
10.17	Purchase Agreement for Aircom Onboard Equipment, dated as of March 9, 2015, between LUXE Electric Co., Ltd. and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 14, 2017)
10.18	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.19	Strategic Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Guang Dong Tengnan Internet Information Technology Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)

10.20	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.21	Cooperation Framework Agreement, dated June 20, 2018, between Aerkomm Inc. and Shenzhen Yihe Culture Media Co., Ltd. (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.22	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Official Chinese Version) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 12, 2018)
10.23	Letter of Commitment, dated May 1, 2018, between Aerkomm Inc. and Metro Investment Group Limited (Unofficial English Translation) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 12, 2018)
10.24	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2018)
10.25	Real Estate Sales Contract, dated July 10, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2018)
10.26	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2018)
10.27	Amendment No. 1 to Real Estate Sales Contract, dated July 30, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2018)
10.28	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)
10.29	Amendment No. 2 to Real Estate Sales Contract, dated September 4, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2018)
10.30	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 5, 2018)
10.31	Amendment No. 3 to Real Estate Sales Contract, dated November 2, 2018, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2018)
10.32	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Chinese Version) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 15, 2019)
10.33	Amendment No. 4 to Real Estate Sales Contract, dated January 3, 2019, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 15, 2019)
10.34	Agreement, dated November 29, 2018, between Airbus SAS and Aircom Pacific, Inc. for AERKOMM K++ Band System Certification and Installation (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018)
10.35	Product Purchase Agreement, dated November 30, 2018, between Republic Engineers Pte. Ltd. and Aircom Telecom LLC (Confidential Treatment has been Requested) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2018)
10.36	Standard Industrial/Commercial Multi-Tenant Lease, dated April 26, 2016, between Global Venture Development, LLC and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 14, 2017)
10.37	Consulting Agreement, dated November 15, 2017, between Aerkomm Inc. and Integra Consulting Group, LLC, as supplemented (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 20, 2017)
10.38	Reserved

10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on February 2, 2018)
10.40	General Terms Agreement between Aircom Pacific, Inc. and MJet GMBH dated March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2019)
10.41	Loan Commitment by and between Aerkomm Inc. and the Lenders, dated May 9, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41a	Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated May 10, 2019 (incorporated by reference to Exhibit 10.2a to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.41b	Amendment No 2 to Loan Commitment Amendment by and between Aerkomm Inc. and the Lenders, dated April 25, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 22, 2022)
10.42	Letter of Commitment No. 1 by and between Aerkomm Inc., Aerkomm Taiwan Inc. and Metro Investment Group Limited dated May 9, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 14, 2019)
10.43†	Employment Agreement dated May 25, 2018 by and between Louis Giordimaina and Aircom Pacific, Inc. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 30, 2020)
10.44	Independent Contractor Agreement dated January 2, 2019 by and between Aircom Pacific, Inc. and AA TWIN ASSOCIATES LTD (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2020)
10.45	Letter of Undertaking dated July 16, 2019 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 16, 2019)
10.46	Definitive Agreement between the Registrant and MJet GMBH dated June 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2019
10.47	Consultant Agreement dated February 16, 2020 be and between the Registrant and Daniel Shih. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020)
10.48	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Official Chinese Version) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2018)
10.49	Lease Memorandum of Understanding dated May 1, 2018 by and between the Registrant and Golden Plate Limited (Unofficial English Translation) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2018)
10.50	Liquidity Contract dated September 9, 2019 by and between the Registrant and Invest Securities (incorporated by reference to Exhibit 10.50 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on July 29, 2020)
10.51	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (Original) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.52	Loan Agreement by and between Aircom Pacific, Inc. and Well Thrive Limited (English Translation) (incorporated by reference to Exhibit 10.1a to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.53	Unsecured Loan Agreement by and between Aircom Pacific, Inc. and EESquare Superstore Corp. dated April 16, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 7, 2020)
10.54	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.54 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.55	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated May 11, 2020 (English Translation) (incorporated by reference to Exhibit 10.55 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.56	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (Chinese Original) (incorporated by reference to Exhibit 10.56 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.57	In-flight Entertainment Equipment Purchase Agreement by and between Yuanjiu Inc. and Aircom Telecom, LLC dated July 15, 2020 (English Translation) (incorporated by reference to Exhibit 10.57 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on October 21, 2020)
10.58	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Official Document) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 13, 2020)

10.59	Amendment No. 5 to Real Estate Sales Contract, dated November 10, 2020, among Tsai Ming-Yin, Sunty Development Co., Ltd., Aerkomm Inc. and Aerkomm Taiwan Inc. (Unofficial English Translation) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 13, 2020)
10.60	Purchase Agreement dated November 27, 2020 by and between Aerkomm, Inc. and Yuanta Securities (Hong Kong) Co. Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2020)
10.61	Credit Enhanced Bonds Indenture Dated December 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 4, 2020)
10.62	Coupon Bonds Indenture dated December 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 4, 2020)
10.63	Guarantee Agreement by the Company and Bank of Panhsin Co., Ltd. Dated December 2, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2020)
10.64	Joint Venture Agreement between the Company and Sakai Display Products Corporation dated January 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2022)
10.65	Independent Contractor Agreement with Y. Tristan Kuo dated August 29, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2022)
10.66	Stock Purchase Agreement dated September 4, 2022 by and between Aerkomm Inc. and Sakai Display Products Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.67	Subscription Agreement dated June 28, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.68	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.69	Subscription Agreement dated September 14, 2022 between the Registrant and the Investor referenced therein (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 20, 2022)
10.70	Investment Conversion and Bond Purchase Agreement dated December 7, 2022 by and between Aerkomm Inc. and World Praise Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022)
10.71	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on July 10, 2023)
10.72	Equity Sales Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed on July 10, 2023)
10.73	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed on July 10, 2023)
10.74	Equity Pledge Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed on July 10, 2023)
10.75	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Official Agreement) (Incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on July 10, 2023)
10.76	Trust Agreement dated December 29, 2022 by and between Aerkomm Inc. and dMobile System Co., Ltd. (Unofficial English Translation) (Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed on July 10, 2023)
10.77	Nonbinding Cooperation Agreement between New Sky Satellites B.V. (SES) and Aerkomm Inc. dated January 10, 2022(Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed on July 10, 2023)
10.78	Letter of Intent between Aerkomm Inc. and Ejectt Inc. dated July 28, 2023. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 31, 2023)

10.79	Form of common stock subscription agreement entered into on July 20, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023)
10.80	Share Purchase Agreement dated July 31, 2023 by and among Aerkomm Inc., Mesh Technology Taiwan Limited and Mixnet Technology Limited. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2023)
10.81	Merger Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AKOM Merger Sub, Inc., AERKOMM Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.82	Sponsor Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Sponsor LLC, IX Acquisition Corp. and AERKOMM Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2024)
10.83	Company Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AERKOMM Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 4, 2024)
10.84	Form of Amended and Restated Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 4, 2024)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Transition Report on Form 10-KT filed on April 30, 2018)
14.2	Code of Professional Conduct for Chief Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.2 to the Transition Report on Form 10-KT filed on April 30, 2018)
21.1*	List of Subsidiaries
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Taiwan MODA Satellite License (Original) (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on July 10, 2023)
99.2	Taiwan MODA Satellite License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed on July 10, 2023)
99.3	Taiwan National Communications Commission License (Original) (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on July 10, 2023)
99.4	Taiwan National Communications Commission License (Unofficial English Translation) (Incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed on July 10, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive Compensation Plan or Agreement

ITEM 16. FORM 10-K SUMMARY

None.

AERKOMM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and stockholders of Aerkomm Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aerkomm Inc. and subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities during the year ended December 31, 2025. The Company had a working capital deficit as of December 31, 2025. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Prepayments for Land

We assessed valuation and rights and obligations of the prepayments for land as a critical audit matter. As discussed in Note 7 to the consolidated financial statements, as of December 31,2025, the Company’s total of prepayments for land was $40.42 million which was quantitatively material to the consolidated financial statements as a whole. The auditing of prepayments for land required challenging, subjective and complex judgment and assumptions regarding the estimation of the land’s value to determine that the balance is reasonable and not materially misstated, and the status of the title is appropriately disclosed.

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

Intangible Assets

We assessed the valuation of intangible assets as a critical audit matter. As discussed in Note 9, as of December 31, 2025 the Company’s intangible assets were $9.62 million which was quantitatively material to the consolidated financial statements as a whole. The auditing of intangible assets required challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows derived from intangible assets to assess whether the carrying amounts were recoverable.

The principal audit procedures performed to address this critical audit matter included the following, among others:

●	Reviewed management’s assessment of qualitative and quantitative factors.

●	Performed a sensitivity analysis on management’s qualitative and quantitative impairment assessment. Obtained an understanding of the underlying methodology and evaluated significant assumptions and estimates associated with cash flow projections particularly those related to future revenue, cost of sales and operating expenses to assess the impact of changes in assumptions on fair values.

●	Assessed the reasonableness of future sales to third-party potential buyer with updated government budget to support management’s claim on sales forecasts.

●	Assessed the reasonableness between estimated cost of sales by comparison with historical vendor invoice or contract.

●	Examined the amortization method and remaining useful life and recalculated the net value.

Goodwill

We assessed the valuation of goodwill as a critical audit matter. As discussed in Note 10, as of December 31, 2025 the Company’s goodwill was $4.57 million which was quantitatively material to the consolidated financial statements as a whole. The auditing of goodwill required challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows of the reporting unit to assess whether the carrying value of the reporting unit exceeded its fair value.

Our principal audit procedures performed to address the carrying value of the goodwill and related impairment, included the following:

●	Assessed management’s analysis of the allocation of goodwill to the appropriate reporting unit.

●	Reviewed management’s assessment of qualitative and quantitative factors.

●	Performed a sensitivity analysis on management’s qualitative and quantitative impairment assessment. Obtained an understanding of the underlying methodology and evaluated significant assumptions and estimates associated with cash flow projections particularly those related to future revenue, cost of sales, operating expenses, and the discount rate to assess the impact of changes in assumptions on fair values.

●	Assessed the reasonableness of future sales to third-party potential buyer with updated government budget to support management’s claim on sales forecasts.

●	Assessed the reasonableness between estimated cost of sales by comparison with historical vendor invoice or contract.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, CA

May 28, 2026

We have served as the Company’s auditor since 2022.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$55,285	$93,974
Inventories, net	969,039	1,007,461
Prepaid expenses	226,714	195,633
Other receivable - related parties	4,124,080	4,155,511
Other receivable	458,824	383,216
Deferred merger transaction costs	614,880	-
Other current assets	99,796	90,758
Total Current Assets	6,548,618	5,926,553
NON-CURRENT ASSETS
Long-term investment, net	1,926,414	2,127,249
Property and equipment, net	1,314,590	1,728,227
Intangible assets, net	9,625,746	11,279,893
Construction in progress	3,665,923	3,750,000
Prepayment for land	40,424,276	40,223,001
Right of use assets, net	404,637	176,406
Prepayment for equipment and intangible assets – customer projects – related parties	736,027	2,146,807
Prepayment for equipment and intangible assets – customer projects	279,710	279,710
Restricted cash	17,294	15,253
Deposits	451,225	392,907
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	63,419,661	66,693,272
Total Assets	$69,968,279	$72,619,825

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Short-term loans	$8,084,409	$6,976,721
Convertible long-term bonds payable – current	-	200,000
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	10,020,000	5,410,000
Accounts payable	1,876,004	2,489,080
Accrued expenses	12,847,788	8,260,411
Other payable - related parties	1,302,278	1,168,597
Other payable	13,393,328	10,435,027
Prepayment from customer - related party	5,452,206	5,323,044
Contract liability - current	762,000	762,000
Lease liabilities - current	176,873	168,251
Total Current Liabilities	77,088,086	64,366,331
NON-CURRENT LIABILITIES
Lease liabilities - non-current	227,765	56,303
Total Non-current Liabilities	227,765	56,303
Total Liabilities	77,315,851	64,422,634

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common Stock, $0.001 par value,90,000,000 shares authorized, 19,653,886 and 18,352,613 shares issued and outstanding as of December 31, 2025 and 2024, respectively	19,653	18,352
Additional paid-in capital	117,527,066	114,391,555
Subscribed capital	-	527,783
Accumulated deficit	(124,949,228)	(106,674,555)
Accumulated other comprehensive income (loss)	54,937	(65,944)
Total Stockholders’ (Deficit) Equity	(7,347,572)	8,197,191

Total Liabilities and Stockholders’ (Deficit) Equity	$69,968,279	$72,619,825

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2025 and 2024

	For the Years Ended December 31,
	2025	2024
Sales - related party	$-	$1,294,202
Sales - others	-	48,729
Total Sales	-	1,342,931
Cost of goods sold - related party	-	1,021,563
Cost of goods sold - others	-	123,600
Total Cost of Goods Sold	-	1,145,163
Gross profit	-	197,768
Operating expenses	15,202,129	24,117,347
LOSS FROM OPERATIONS	(15,202,129)	(23,919,579)

NON - OPERATING LOSS
Unrealized investment loss	-	(33,021)
Foreign currency exchange loss	(516,590)	(10,329)
Other income	2,996	60,045
Interest expense	(1,428,168)	(1,164,631)
Change in SAFE liabilities	(610,000)	(412,800)
Impairment loss on investment	(299,069)	(3,699,278)
Loss on deconsolidation of subsidiaries	(234,454)	-
Other income-gain on settlement of accounts payable	137,291	-
Other loss, net	(122,150)	(12,858)
Net non - operating loss	(3,070,144)	(5,272,872)

LOSS BEFORE INCOME TAXES	(18,272,273)	(29,192,451)
INCOME TAX EXPENSE	2,400	2,400
NET LOSS	$(18,274,673)	$(29,194,851)
OTHER COMPREHENSIVE LOSS
Change in foreign currency translation adjustments	120,881	300,660
TOTAL COMPREHENSIVE LOSS	$(18,153,792)	$(28,894,191)

NET LOSS PER COMMON SHARE:
Basic	(0.94)	(1.60)
Diluted	(0.94)	(1.60)
Weighted Average Shares Outstanding - Basic	19,386,320	18,207,819
Weighted Average Shares Outstanding - Diluted	19,386,320	18,207,819

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	income (loss)	Total
BALANCE, December 31, 2023	16,720,451	$16,720	$97,015,470	$5,004,000	$(77,479,704)	$(366,604)	$24,189,882
Issuance of common stock	1,483,000	1,483	8,896,517	(5,004,000)	-	-	3,894,000
Vesting of restricted shares	149,162	149	851	-	-	-	1,000
Stock compensation expense	-	-	5,427,717	-	-	-	5,427,717
Stock subscription	-	-	-	527,783	-	-	527,783
Settlement of accrued expense through accelerated vesting of stock option	-	-	3,051,000	-	-	-	3,051,000
Net loss for the year	-	-	-	-	(29,194,851)	-	(29,194,851)
Foreign currency translation adjustments	-	-	-	-	-	300,660	300,660
BALANCE, December 31, 2024	18,352,613	18,352	114,391,555	527,783	(106,674,555)	(65,944)	8,197,191
Issuance of common stock	109,280	109	527,674	(527,783)	-	-	-
Cashless exercise of stock options	1,176,956	1,177	(1,177)	-	-	-	-
Conversion of convertible bonds into common stock	15,037	15	199,985	-	-	-	200,000
Stock compensation expense	-	-	2,409,029	-	-	-	2,409,029
Net loss for the year	-	-	-	-	(18,274,673)	-	(18,274,673)
Cumulative translation adjustment reclassification on deconsolidation	-	-	-	-	-	25,298	25,298
Foreign currency translation adjustments	-	-	-	-	-	95,583	95,583
BALANCE, December 31, 2025	19,653,886	$19,653	$117,527,066	$-	$(124,949,228)	$54,937	$(7,347,572)

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,274,673)	$(29,194,851)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:
Depreciation and amortization	2,248,080	2,249,106
Amortization of right of use assets	153,221	50,192
Stock-based compensation	2,409,029	5,427,717
Research and development expense - reclassified	-	309,826
Gain or loss from disposal equipment	106,192	17,280
Change in fair value of SAFE liabilities	610,000	412,800
Unrealized losses on trading security	-	13,724
Impairment loss on investment	299,069	3,699,278
Impairment loss in inventories	38,494	-
Loss on deconsolidation of subsidiaries	234,454	-
Other income-gain on settlement of accounts payable	(137,291)	-
Change in operating assets and liabilities:
Accounts receivable - related parties	-	39,185
Inventories	-	(567,443)
Prepaid expenses	(35,320)	(54,698)
Prepayment for equipment and intangible assets – customer projects	-	3,952,458
Other receivable	(65,890)	(269,882)
Other current assets	(4,967)	(29,696)
Deposits	(49,884)	112,997
Accounts payable	(300,099)	611,213
Accrued expenses	5,016,463	5,461,682
Prepayment from customer – related party	36,300	(644,570)
Other payable	2,135,460	2,483,498
Other payable, related parties	91,218	319,077
Operating lease liability	(145,783)	(48,816)
Net cash used in operating activities	(5,635,927)	(5,649,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursement for other receivable-related parties loans	92,149	(2,203,619)
Proceeds from other receivable-related parties loans	123,761	-
Cash outflow from disposal of subsidiaries	(2,738)	-
Purchase of property and equipment	(16,484)	(88,717)
Net cash provided by (used in) investing activities	196,688	(2,292,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(1,929,563)	(960,731)
Proceeds from short-term loan	2,953,872	606,544
Repayment of convertible long-term bond payable - current	-	(8,330,160)
Proceeds from issuance of common stock	-	3,894,000
Proceeds from stock subscription	-	527,782
Proceeds from SAFE notes	4,000,000	4,997,200
Proceeds from other payable - related parties	3,369	172,675
Principal payment of finance lease liability	-	(12,083)
Net cash provided by financing activities	5,027,678	895,228

Net Decrease in Cash and Restricted Cash	(411,561)	(7,047,032)
CASH AND RESTRICTED CASH, beginning of Year	109,227	7,428,702
Foreign Currency Translation Effect on Cash and Restricted Cash	374,913	(272,443)
CASH AND RESTRICTED CASH, end of Year	$72,579	$109,227
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash	$55,285	$93,974
Restricted cash	17,294	15,253
Total	$72,579	$109,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$2,400	$2,400
Cash paid during the year for interest	$609,599	$115,367

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$5,004,000	$-
Cashless exercise of stock options	$1,177	$-
Conversion of convertible bonds into common stock	$200,000	$-
Vesting of restricted shares	$-	$1,000
Settlement of accrued salaries expense through accelerated vesting of options by the employee	$-	$3,051,000
Deferred offering costs included in other payable	$614,880	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As result of the Company’s primary operations being in the area of research and development of communication equipment in the aerospace industry that is still in the testing phases, The Company has not yet been able to generate sustainable recurring revenue from the sales of its products as it only achieved limited sales in 2024 and has no sales in 2025; however, the Company does believe that it has made significant progress towards gaining approval from the U.S. Federal Aviation Administration (“FAA”) and other regulatory agencies, but success is not guaranteed.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of December 31, 2025, the Company had cash outflow from operating activities of approximately $5.6 million and had cash and restricted cash of approximately $73,000. The Company’s working capital deficit was approximately $70.5 million, and accumulated deficit of $7.34 million as of December 31, 2025. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of December 31, 2025, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$131,769,729 (approximately $4.2 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,799,499 of the $20 million in aggregate loan commitments from the two Lenders was still available as of December 31, 2025.

In connection with the planned Merger with IXAQ, the Company has obtained $35 million in private investment in public equity (“PIPE”) investment commitments to be funded before closing of the Merger. Further, the Company and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to the Company (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by the Company. In connection with the arrangement with Benchmark, the Company is targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $8.9 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of December 31, 2025, the Company expects approximately $23.2 million convertible notes and approximately $10.0 million SAFE can be converted into equity upon Merger.

The Company believes it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. This assessment considers the Company’s current available cash, approximately $15.8 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $33.2 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the Company’s capital resources and reduce cash obligations. The Company also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, the Company expects to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.8 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are existing investors in the Company and have a strong interest in its success), slowing the pace of hiring and other investments that the Company would otherwise undertake if the Merger closes, synergies and efficiencies from the planned merger with EJECTT, and revenues received from the ramp-up of commercial sales. The Company’s ability to fund its operations is highly contingent on raising additional capital until it is able to generate sufficient revenue. Accordingly, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the consolidated financial statements.

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

Use of Estimates

The preparation consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of December 31, 2025 and 2024, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $4,800 and $4,700 as of December 31, 2025 and 2024, respectively.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the years ended December 31, 2025 and 2024, the Company recorded $299,069 and $3,699,278 impairment charges for its investments, respectively.

Accounts receivable

The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of December 31, 2025 and 2024, the Company had Nil accounts receivable. Allowances for expected credit losses were Nil as of December 31, 2025 and 2024.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory and writes off inventories that are considered obsolete. For the years ended December 31, 2025 and 2024, the Company recognized the impairment loss in inventories of $38,494 and Nil, respectively.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the years ended December 31, 2025 and 2024.

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

Goodwill and Purchased Intangible Assets

The Company’s goodwill represents the amount by which the total purchase price paid exceeded the estimated fair value of the net assets acquired in connection with the acquisition of subsidiaries. The Company tests goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that impairment may exist.

Management evaluated the potential future economic benefits associated with acquisitions completed after 2023 and determined that no impairment of goodwill existed for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, goodwill was $4,573,819.

Purchased intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the respective assets. Purchased intangible assets with indefinite useful lives are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Purchased intangible assets consist primarily of satellite system software and are amortized over 10 years.

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that the Company entered into with four third parties set forth in Note 16, the Company determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. The Company will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss.

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

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2025
	2025	Level 1	Level 2	Level 3

SAFE liability	$10,020,000	$-	$-	$10,020,000

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2024
	2024	Level 1	Level 2	Level 3
SAFE liability	$5,410,000	$-	$-	$5,410,000

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

SAFE liability
Ending balance as of December 31, 2023	$-
Issuance of SAFE notes	4,997,200
Change in fair value of contingent consideration for acquisition	412,800
Ending balance as of December 31, 2024	$5,410,000
Issuance of SAFE notes	4,000,000
Change in fair value	610,000
Ending balance as of December 31, 2025	$10,020,000

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

Disaggregated information of revenues by products/services are as follows:

	For the Years Ended
	December 31,
	2025	2024

Sales of ground antenna units (1)	$-	$1,096,779
Technical support service (1) (2)	-	246,152
Total Revenues	$-	$1,342,931

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time

Disaggregated information of revenues by regions are as follows:

	For the Years Ended
	December 31,
	2025	2024

Japan	$-	$1,096,779
Taiwan	-	246,152
Total	$-	$1,342,931

The Company recognized advance payments from its customers prior to revenue recognition as contract liability or prepayment from customer-related party until the revenue recognition performance obligation are met.

As of December 31, 2025 and 2024, the Company did not have any contract assets.

Deferred merger transaction costs

Deferred merger transaction costs consist primarily of legal, underwriting, and other professional fees that are directly attributable to the Merger. These costs are deferred pending consummation of the Merger. Upon consummation, such costs will be accounted for as part of the Merger transaction, as applicable. If the Merger is not consummated, the deferred merger transaction costs will be charged to expense in the period the Merger is determined to be unsuccessful.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the years ended December 31, 2025 and 2024 were $181,096 and 4,619,748, respectively.

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

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive loss as a separate component of stockholders’ (deficit) equity.

Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. The Company had 6,691,370 and 6,548,113 common stock equivalents, primarily stock options and warrants, for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the assumed exercise of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.

NOTE 3 - Recent Accounting Pronouncements

Recently adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted the ASU 2023-09 on January 1, 2025 on a prospective basis, and the adoption does not have a material impact on its financial statements.

Recently issued accounting standards which have not yet been adopted

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

In early 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805): Determining the Accounting Acquirer When a VIE Is Acquired,” which provides clarifying guidance to help entities identify the accounting acquirer in a business combination when the entity being acquired is a VIE. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheet, statements of (loss) income and comprehensive (loss) income and statements of cash flows.

NOTE 4 - Deconsolidation of Subsidiaries

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

NOTE 5 - Inventories, net

As of December 31, 2025 and 2024, inventories consisted of the following:

	December 31, 2025	December 31, 2024

Satellite equipment for sale under development	$1,007,533	$1,007,461
Less: impairment loss on inventories	38,494	-
Inventories, net	$969,039	$1,007,461

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the years ended December 31, 2025 and 2024, the Company recorded $38,494 and $0 write-down of obsolete inventory, respectively.

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of December 31, 2025 and 2024, prepaid expenses consisted of the following:

	December 31, 2025	December 31, 2024

Prepaid professional expense	$107,823	$108,844
Others	118,891	86,789
Prepaid expenses total	$226,714	$195,633

Prepayment for equipment and intangible assets – customer projects – related parties*	$736,027	$2,146,807
Prepayment for equipment and intangible assets – customer projects*	$279,710	$279,710

*	These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

As of December 31, 2025 and 2024, the balances of property and equipment were as follows:

	December 31, 2025	December 31, 2024

Ground station equipment	$-	$1,611,192
Computer software and equipment	2,832,678	2,915,256
Satellite equipment	275,410	275,410
Vehicle	344,436	332,616
Leasehold improvement	60,296	83,959
Furniture and fixture	30,694	38,532
Subtotal	3,543,514	5,256,965
Accumulated depreciation	(2,228,924)	(3,528,738)
Net	1,314,590	1,728,227
Construction in progress	3,665,923	3,750,000
Prepayments - land	40,424,276	40,223,001
Total	$45,404,789	$45,701,228

On July 10, 2018, the Company and Aerkomm Taiwan entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition by Aerkomm Taiwan of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $34,678,185 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,346,889 and 1,302,062 as of December 31, 2025, and 2024, respectively) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31, 2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of December 31, 2025, the title of the land has not transfer to the Company as the qualified license applications are still in progress from Taiwan National Communications Commission (“NCC”). As of the date of the issuance of these consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate.

On November 15, 2022, the Company entered into two real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of December 31, 2025, the Company paid to the Seller 2 installments refundable prepayments of NT$145,800,000 (approximately $4,647,753 as of December 31, 2025) in total.

On January 4, 2025, the Company lost control of and access to the ground station equipment located in Hong Kong. Accordingly, the Company derecognized the fully depreciated related equipment of approximately $1.9 million as of December 31, 2025.

Depreciation expense was $580,661 and $495,671 for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the Company held 6,000,000 shares of Ejectt’s common stock, which were recorded as long-term investments and pledged as collateral for the Company’s debt obligations to Bank of Panhsin and Hsiao, Chia-Sung. Bank of Panhsin provides collateral support in connection with the issuance of convertible bonds by U.S.-based Aerkomm Inc. In prior periods, the Company sold 5,000,000 of the 6,000,000 pledged shares and subsequently reacquired 5,000,000 shares of Ejectt’s common stock; accordingly, the Company used the average acquisition cost of NT$25.58 per share, or NT$153,523,000 in total, to determine the carrying value of the long-term investment as of December 31, 2023. During the year ended December 31, 2025 and 2024, the Company evaluated several qualitative and quantitative factors and determined that the decline in the value of its investment in Ejectt was other-than-temporary, and therefore recognized an impairment loss of NT$9,320,874 (approximately US$0.3 million) and NT$101,123,141 (approximately US$3.1 million), respectively. As of December 31, 2025 and 2024, the carrying value of the investment in Ejectt was NT$43,078,985 (approximately US$1.4 million) and NT$52,399,859 (approximately US$1.7 million), respectively.

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

Aerkomm Taiwan Inc. held a shareholders’ meeting on May 23, 2024 to approve the merger with Ejectt. On the same day, the Ejectt shareholders also approved the merger and the merger agreement became effective as of that date. On May 27, 2024, Aerkomm Taiwan Inc. amended its articles of incorporation to increase its capital. Aerkomm Taiwan and Ejectt agreed in the merger agreement to merge on June 27, 2024. However, for the merger to become legally effective under Taiwanese law, it must be approved by the Taiwan Depository & Clearing Corporation. An application for approval was submitted on July 10, 2024. The merger became effective on March 11, 2026 and, pursuant to the official approval notice from the Taiwan Depository & Clearing Corporation, Ejectt’s scripless share registration was terminated as of March 11, 2026 pursuant to the Merger. As a result of the Merger, Aerkomm Taiwan will be held (i) 24,500,000 shares (21.3%) by the Company; (ii) 25,500,000 shares (22.2%) by dMobile System Co., Ltd. (the real party in interest of whom is the Company subject to dMobile’s payment to the Company for such shares); and (iii) 65,113,314 shares (56.6%) by the former shareholders of Ejectt. During the year ended December 31, 2025 and 2024, the Company recorded impairment of $299,069 and $3,149,625 against investment in Ejectt, respectively.

As of December 31, 2025 and 2024, 6,000,000 shares of Ejectt’s common stock were restricted.

As of December 31, 2025 and 2024, through Aerkomm Taiwan and Aircom Telecom the Company held approximately 9.22% of the issued and outstanding shares of Ejectt.

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,115,716 and $1,067,399, as of December 31, 2025 and 2024, respectively) as downpayment. As of December 31, 2025, the transaction has not been completed, and the Company does not hold any equity interest in Shinbao. Shinbao is a privately-held company in Taiwan. During the year ended December 31, 2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.6 million). As of December 31, 2025, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.6 million). For the year ended December 31, 2025, the Company recorded impairments of $0 against prepaid investment in Shinbao.

As of December 31, 2025 and 2024, the long-term investment was as follows:

	Investment in Ejectt	Investment in Shinbao	Total
January 1, 2024	$5,013,814	$-	$5,013,814
Reclassified from short-term investment	-	1,143,044	1,143,044
Impairment	(3,149,625)	(549,653)	(3,699,278)
Exchange rate adjustment	(266,145)	(64,186)	(330,331)
December 31, 2024	1,598,044	529,205	2,127,249
Impairment	(299,069)	-	(299,069)
Exchange rate adjustment	74,279	23,955	98,234
December 31, 2025	$1,373,254	$553,160	$1,926,414

NOTE 9 - Intangible Asset, Net

As of December 31, 2025 and 2024, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2024	$17,406,469	$(4,381,777)	$13,024,692
Addition	15,134	(1,753,435)	(1,738,301)
Exchange rate adjustment	(23,458)	16,960	(6,498)
December 31, 2024	17,398,145	(6,118,252)	11,279,893
Addition	-	(1,667,419)	(1,667,419)
Exchange rate adjustment	15,668	(2,396)	13,272
December 31, 2025	$17,413,813	$(7,788,067)	$9,625,746

Amortization expense was $1,667,419 and $1,753,435 for the years ended December 31, 2025 and 2024.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending December 31, 2026	$1,246,381
Twelve months ending December 31, 2027	1,246,381
Twelve months ending December 31, 2028	1,246,381
Twelve months ending December 31, 2029	1,246,381
Twelve months ending December 31, 2030	1,246,381
Thereafter	3,393,841
Total	$9,625,746

Note 10 - Goodwill

As of December 31, 2025 and 2024, the goodwill were as follows.

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2024	$9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
December 31, 2024	9,134,856	(4,561,037)	4,573,819
Addition	-	-	-
December 31, 2025	$9,134,856	$(4,561,037)	$4,573,819

There is no impairment loss on goodwill that was recognized for the years ended December 31, 2025 and 2024 for all past merger activities.

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

Management has evaluated that the potential benefits of the acquisitions and decided that there was no impairment on goodwill for the year ended December 31, 2025, after performing a goodwill impairment test considering both qualitative factors and quantitative analyses.

NOTE 11 - Other Payable and Accrued Expenses

-	Other payable

Nature	December 31, 2025	December 31, 2024

Outside service, professional, and consultant fee	$5,105,446	$3,947,677
Land commission payable	1,288,561	1,288,561
Interest payable	2,902,497	2,086,390
Bonus, health insurance, and payroll taxes	1,636,769	1,049,191
R&D supplies	672,149	673,567
Employee reimbursement	277,927	281,106
Office expense	306,978	63,354
Disputed accounts payable*	191,266	-
Others	1,011,735	1,045,181
Total other payable	$13,393,328	$10,435,027

*	On March 17, 2026, Aircom Telecom and Cybernet Systems Taiwan Co., Ltd (“Cybernet”), who provided software license to Aircom Telecom, reached a settlement regarding accounts payable of NTD 10,278,850 (approximately $0.3 million) owed by Aircome Telecom to Cybernet. Under the terms of the settlement, the Aircom Telecom agreed to settle the obligation by paying NTD 6,000,000 (approximately $0.2 million) in installments, resulting in a gain of NTD 4,278,850 (approximately $0.1 million).

-	Accured Expenses

The Company also notes that $11,143,283 from the total accrued expenses balance of $12,847,788 as of December 31, 2025 was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023. As of December 31, 2024, approximately $3.1 million accrued unpaid salaries have been settled pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms., Employees signing such agreements have agreed to the accelerated vesting and exercise of options to acquire an aggregate of 1,176,956 shares of the Company’s common stock in return for waiving the right to receive an aggregate of approximately $3.1 million in unpaid salary.

NOTE 12 - Operating and Finance Leases

As of December 31, 2025, the Company had four operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	December 31, 2025	December 31, 2024

Weighted-average remaining lease term
Operating lease	1.70 Years	1.44 Years
Finance lease	- Years	- Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	December 31, 2025	December 31, 2024

Operating leases
Right of use assets	404,637	176,406

Lease Liability – current portion	176,873	168,251
Lease Liability – net of current portion	227,765	56,303
Total operating lease liabilities	$404,638	$224,554

The components of lease expense are as follows within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024:

Operating Leases

	For the Years Ended
	December 31,
	2025	2024

Lease expense	166,289	128,088
Sublease rental income	(8,023)	(7,923)
Net lease expense	$158,266	$120,165

Finance Leases

	For the Years Ended
	December 31,
	2025	2024

Amortization of right-of-use asset	-	8,814
Interest on lease liabilities	-	257
Total finance lease cost	-	9,071

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending December 31, 2026	$194,938
Twelve months ending December 31, 2027	137,649
Twelve months ending December 31, 2028	102,472
Total lease payments	$435,059
Less: Imputed interest	(30,421)
Present value of lease liabilities	$404,638
Current portion	(176,873)
Non-current portion	$227,765

NOTE 13 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of December 31, 2025 and 2024, the outstanding loan balance was $956,328 (NTD 30,000,000) and $914,913 (NTD 30,000,000), respectively. This loan is collateralized by 3,500,000 shares of Ejectt stock owned by the Company.

The temporary fundings as of December 31, 2025 and 2024, were $4,200,501 (NTD 131,769,729) and $4,149,787 (NTD 136,071,529), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of December 31, 2025 and 2024, the outstanding balance under the Credit Loan Agreement was $14,610 and $29,226, respectively.

During the year ended December 31, 2023, the entire balance of Zero Coupon Bond (see Note 14) was tendered for redemption. Therefore, the related conversion feature was paused and forfeited until the payment of the redemption is fully settled or upon the expiration of the agreement, while the amount owed to the Zero Coupon Bond holder is reclassified as an ordinary short-term loan, and continued to accrued interest until full repayment. As of December 31, 2024, the remaining balance of $2,178,324 including unpaid interest owed on the bonds, plus any additional accrued interest, pertained to above mentioned Zero Coupon Bond.

On December 2, 2025, the maturity date of the Zero Coupon Bond, the Company repaid $1,792,022 including unpaid interest owed on the bonds, plus any additional accrued interest, by cash and the bank guarantee issued by BG Bank (see Note 14). The Company borrowed $1,782,704 from BG Bank under a guarantee agreement dated November 26, 2020, pursuant to which BG Bank agreed to settle any remaining balance, including unpaid interest owed on the bonds, on behalf of the Company. The Company is obligated to repay to BG Bank for amounts paid on its behalf, together with interest at annual rate of 5% from the date of payment. In addition, BG Bank charges i) a default penalty at an annual rate of 10% for amounts outstanding for less than six months, or 20% for amounts outstanding for more than six months, and ii) a service fee on the principal at an annual rate of 1%. As of December 31, 2025, the loan under the guarantee agreement was $1,782,704.

On April 23, 2024, the Company entered into a premium finance agreement with First Insurance Funding to finance its annual directors and officers insurance. Pursuant to the agreement, First Insurance Funding agreed to the unpaid balance of $93,500 of the total premiums, taxes and fees of $110,000. The loan bears interest at an annual rate of 9.45% and is payable in ten monthly installments of $9,760. As of December 31, 2025 and 2024, the outstanding balance under this agreement was $0 and $29,126, respectively.

On March 4, 2025, the Company entered into a loan agreement in the amount of NT $17,663,728 (approximately $0.6 million) with a non-related party. This loan, which carried no interest, was set to mature on September 21, 2025. As of December 31, 2025, the outstanding loan balance was $563,077 (NT$ 17,663,728).

Other than the short-term loan mentioned above, the Company had additional borrowings from several third parties totaling $527,208 and $47,600 as of December 31, 2025 and 2024, respectively. These loans are interest-free and payable on demand.

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

On December 2, 2025, (i) the Coupon Bond of $200,000 was converted into 15,037 common stocks of the Company with a par value of $0.001 and a conversion price of $13.30 per share. The accrued interest of $37,500 was subsequently paid by cash in January 2026. These 15,037 shares of the Company’s common stock were issued on January 6, 2026; (ii) the Company repaid the Zero Coupon Bonds of $1,792,022 including unpaid interest owed on the bonds, plus any additional accrued interest, through the bank guarantee issued by BG Bank. As of December 31, 2025, the Bonds have been fully settled.

As of December 31, 2025 and 2024, the long-term bonds payable consisted of the following:

	December 31, 2025	December 31, 2024

Current:
Zero Coupon Bonds*	$-	$-
Coupon Bond	$-	$200,000

*	The Zero Coupon Bonds net carrying value are calculated as following:

Net Carrying Value
Balance as of January 1, 2024	10,303,775
Repayment	(8,330,160)
Accrued interest	204,709
Tender for redemption	(2,178,324)
Balance as of December 31, 2025 and 2024	$-

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of December 31, 2025 and 2024, were $0 and $131,957, respectively.

NOTE 15 - Convertible Long-term Notes Payable

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of December 31, 2025 and 2024. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest of $2,857,569 as of December 31, 2025, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share. As of the date of the issuance of this consolidated financial statements, no further communication has been received from WPL, and accordingly, the outstanding balance remains unpaid with the status and classification of the loan unchanged.

NOTE 16 - SAFE Liabilities

In June 2024, December 2024, June 2025, July 2025, September 2025 and October 2025, the Company entered into eight Simple Agreement for Future Equity (“SAFE”) agreements with Hsiao Chia-Sung, Liu Ya Ting, Luk Fook Securities (HK) Ltd., and G-Tech Optoelectronics Corp. for a total of $8,997,200. The SAFE Agreements convert upon closing of the merger at $12.20 (“redemption price”) per share of common stock of IXAQ and the SAFE investors are eligible for additional incentive shares that will be issued by the merged company if following performance metrics are met in the five years following the closing of the Merger.

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

As of December 31, 2025 and 2024, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $10,020,000 and $5,410,000, respectively. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation as of December 31, 2025 and 2024, included an IXAQ stock price of $12.20 and $11.55, a risk-free rate of 3.77% and 4.43%, and an annualized volatility of 50.2% and 48.1%, respectively. The Company has received aggregate proceeds of $8,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the years ended December 31, 2025 and 2024, were $610,000 and $412,800, respectively.

NOTE 17 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of December 31, 2025 and 2024, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of December 31, 2025, the project remains ongoing, and since the related performance obligations have not yet been fully satisfied, the balance continues to be classified as a contract liability until Klingon’s acceptance. The contract liability represents an advance payment of $762,000 received from Klingon Aerospace under an agreement entered into in 2015. The Company has delivered and installed the ground equipment at the customer’s site; the corresponding satellite was successfully launched on April 29, 2026; the Company is awaiting final customer acceptance upon successful activation of the satellite signal and completion of customary contractual acceptance procedures. As of December 31, 2025, final customer acceptance had yet to be completed; accordingly, the Company had not satisfied all the terms under the contract to meet its performance obligation to recognize revenue. Management is not aware of any disputes, expects the customer acceptance process to be completed within one operating period; therefore, the advance payment continues to be accounted for as an outstanding contract liability.

NOTE 18 - Income Taxes

U.S.

While the Company consolidates its entities under Aerkomm, a Nevada entity as described in Note 1, Organization, management has determined that U.S. represents the Company’s primary tax jurisdiction.

The statutory income tax rate in U.S. is 21.0%. The difference between the Company’s domestic statutory income tax rate and its income tax (expense) benefit is primarily attributable to the effect of tax rates in other jurisdictions in which the Company operates, as well as certain non-taxable income and non-deductible expenses.

Taiwan

The Company’s subsidiary incorporated in Taiwan is governed by the income tax laws of Taiwan, and the income tax provision related to operations in Taiwan is calculated at the applicable statutory tax rates on taxable income for the periods based on existing legislation, interpretations, and practices. The statutory corporate income tax rate in Taiwan is 20.0% and a tax on undistributed earnings at 5%, with additional local taxes, including enterprise tax and inhabitants’ tax, resulting in a higher effective tax rate that may vary depending on the level of taxable income and applicable local tax rates.

Japan

The Company’s subsidiary incorporated in Japan is governed by the income tax laws of Japan, and the income tax provision related to operations in Japan is calculated at the applicable statutory tax rates on taxable income for the periods based on existing legislation, interpretations, and practices. The statutory corporate income tax rate in Japan is 23.2%, with additional local taxes, including enterprise tax and inhabitants’ tax, resulting in a higher effective tax rate that may vary depending on the level of taxable income and applicable local tax rates.

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table presented the loss before income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

For the Year Ended December 31, 2025

Domestic	$11,542,018
Foreign	6,730,255
Total loss before income taxes	$18,272,273

Income tax expense for the year ended December 31, 2025 and 2024 consisted of the following:

	For the Years Ended
	December 31,
	2025	2024

Current:
Federal	$-	$-
State	2,400	2,400
Foreign	-	-
Total	$2,400	$2,400

The following table presents a reconciliation of the Company’s income tax at statutory tax rate and income tax at effective tax rate for the year ended December 31, 2024.

For the Years Ended December 31,
2024

Tax benefit at statutory rate	$(4,747,929)
Net operating loss carryforwards (NOLs)	2,714,658
Foreign investment losses (gains)	650,560
Stock-based compensation expense	1,139,800
Amortization expense	73,900
Accrued payroll	232,000
Unrealized exchange losses (gains)	(225,989)
Others	165,400
Tax expense at effective tax rate	$2,400

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	For the Years Ended December 31,
	2025
	$	%
Federal statutory tax rate	$(3,839,553)	21%
State statutory tax rate, net of deduction on federal tax return	2,400	0.0%
Foreign tax effects:
Foreign tax effects - Japan	(92,369)	0.5%
Foreign tax effects - Others	31,252	(0.2)%
Permanent difference:
Non-deductible items	429,709	(2.4)%
Change in valuation allowance	3,470,961	(18.9)%
Effective tax rate	$2,400	0.0%

Deferred tax assets as of December 31, 2025 and 2024 consist approximately of:

	December 31, 2025	December 31, 2024

Net operating loss carryforwards (NOLs)	$19,273,474	$17,047,000
Stock-based compensation expense	5,526,900	5,021,000
Accrued expenses and unpaid expenses payable	1,900,000	1,416,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	(144,013)	(358,000)
Excess of tax amortization over book amortization	(112,000)	(112,000)
Others	(7,400)	(48,000)
Gross	26,504,961	23,034,000
Valuation allowance	(26,504,961)	(23,034,000)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $3.4 million for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $46.4 million were generated and will be carried forward indefinitely to reduce future federal taxable income. As of December 31, 2025 and 2024, the Company had State NOLs of approximately $30.4 million, available to reduce future state taxable income, expiring in 2042.

As of December 31, 2025 and 2024, the Company has Japan NOLs of approximately $1.0 million and $1.1 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of December 31, 2025 and 2024, the Company has Taiwan NOLs of approximately $6.9 million and $4.5 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of December 31, 2025 and 2024, the Company had approximately $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of December 31, 2025 and 2024, the Company had approximately $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 19 - Capital Stock

(1) Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of December 31, 2025 and 2024, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2) Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

Restricted stock – vested	5,133,696	5,133,696
Total restricted stock	5,133,696	5,133,696

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

In March 2025, the Company issued an aggregate of 109,280 shares of its common stock to new shareholders in connection with the share subscription proceeds of $527,783 received from April to May 2024.

In March 2025, the Company issued an aggregate of 1,176,956 shares of its common stock to employees in connection with the exercise of stock options. These issuances were made pursuant to the accelerated vesting and exercise provisions agreed to by the employees in exchange for waiving their rights to receive an aggregate of approximately $3.1 million in unpaid salaries.

In December 2025, the Company issued 15,037 shares of its common stock to settle the Coupon Bond of $200,000 (see Note 14 for details).

On June 6, 2017, the Company issued 149,162 shares of common stock to Jeffrey Wun, the Company’s Chief Technology Officer, pursuant to a service agreement. The shares were subject to a performance-based vesting condition and were classified as restricted stock until the fulfillment of the specified condition. The shares were not considered outstanding until the vesting condition were met. On December 3, 2024, the performance condition was satisfied upon the occurrence of a specified triggering event, and the shares fully vested on that date.

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

NOTE 20 - Major Customer

There were no sales for the year ended December 31, 2025. The Company has one customer who is the Company’s related party, which represents 96.3% of the total sales of the Company for the year ended December 31, 2024.

NOTE 21 - Major Vendors

	Purchase		Accounts Payable
Vendor	2025	2024	2025	2024
A	$-	$-	$1,564,527	$1,564,627
B	-	-	-	313,475
C	-	123,600	-	-
D	-	1,000,000	300,000	600,000
Total	$-	$1,123,600	$1,864,527	$2,478,102

NOTE 22 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
Ejectt Inc. (“Ejectt”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President of Aircom Japan, is the Director
Yih Lieh (Giretsu) Shih	President of Aircom Japan
Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer and Director of the Company

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are different from those which would result from transactions among wholly unrelated parties.

a.	As of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Other receivable from:
- Loan:
EESquare JP [1]	$62,500	$196,988
WTL[4]	4,002,727	3,879,683
- Others:
EESquare JP [1]	-	19,063
Ejectt[3]	520	518
Kevin Wong[6]	-	37,288
Others[7]	58,333	21,971
Total	$4,124,080	$4,155,511

Prepaid expenses to Ejectt[3]	$736,027	$2,146,807

Prepayment from Ejectt[3]	$5,452,206	5,323,044

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	57,611	55,116
Ejectt[3]	486,563	353,004
StarJec[2]	100,389	100,025
Kevin Wong[6]	-	172,675
Others[7]	638,668	468,730
Total	$1,302,278	$1,168,597

1.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and extended another 2 years to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $662 per month as of December 31, 2025. $62,500 represents other receivable loans from EESquare JP as of December 31, 2025. These loans are interest free and have no maturity dates.

2.	Aircom Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aircom Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Ejectt after service contracts ended as of December 31, 2025.

3.	Represents prepayment paid by Ejectt to order 6 sets of antennas from Aircom Telecom with prepayment of $2,146,807 as of December 31, 2024 and $736,027 as of December 31, 2025. As of June 17, 2023, Aerkomm Taiwan entered into an agreement with Ejectt to appoints Ejectt as its exclusive sales agent in Taiwan with NTD 20,000,000 security deposit (approximately $609,942 as of December 31, 2024 and $637,552 as of December 31, 2025). In 4th quarter of 2023, Ejectt also entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,146,807 as of December 31, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $48,310 as of December 31, 2025 and $55,116 as of December 31, 2024 (approximately NTD 1,807,000) from the past loans. The Company has other receivable of $4,002,727 and $3,879,683 from WTL due to operational needs as of December 31, 2025 and 2024, respectively. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and expired on December 31, 2021.

6.	Represents long-term loan that Mixnet borrowed from its stockholder for business operating needs for $172,675 (approximately NTD 5,322,000) as of December 31, 2024. Kevin Wong was no longer a related party as of December 31, 2025.

7.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the years ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024

Cost of goods sold from Ejectt[1]	-	16,500
Revenue Income from Ejectt[2]	-	1,294,202
Rental income charged from EESquare JP3	9,040	7,923

1.	Represents 2 sets of antennas sold to Ejectt on January 30, 2023 and service income and handling fee charged to Ejectt for consultant service provided in 2023 per the exclusive agent agreement signed as of June 17, 2023.

2.	Represent sales of hardware and technical service perform to Eject for the year ended December 31, 2024.

3.	Aircom Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2025. Pursuant to the terms of this lease agreement, EESquare JP pays Aircom Japan a rental fee of approximately $710 (JPY 100,000) per month.

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

On June 1, 2025, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On June 6, 2025, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on July 6, 2025.

On September 1, 2025, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On September 6, 2025, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on October 6, 2025.

On December 1, 2025, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On December 6, 2025, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on January 6, 2026.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $2,409,029 and $5,427,717 for the years ended December 31, 2025 and 2024, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the years ended December 31 2025 and 2024 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.51%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the years ended December 31, 2025 and 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the years ended December 31, 2025 and 2024.

Of the shares covered by options outstanding as of December 31, 2025, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at December 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at December 31, 2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	0.50	3.3521	74,580	0.50	3.3521

As of December 31, 2025, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised for the years ended December 31, 2025 and 2024.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the years ended December 31, 2025 and 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	2,084,791	7.6279	5.2566
Granted	143,256	2.5800	1.9462
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	2,228,047	7.3897	5.1155
Granted	103,256	3.0644	1.9593
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	2,331,303	7.1235	4.9211

Activities related to unvested stock awards under Aerkomm 2017 Plan for the years ended December 31, 2025 and 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	671,677	1.9691
Granted	143,256	1.9461
Vested	(566,957)	1.9478
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	247,976	2.0045
Granted	103,256	1.9593
Vested	(302,772)	1.9917
Forfeited/Cancelled	-	-
Options unvested at December 31, 2025	48,460	1.9981

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of December 31, 2025, 2,282,843 are now exercisable; 33,450 shares will be exercisable for the twelve-month period ending December 31, 2026. Information related to stock options outstanding and exercisable at December 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,556,865	6.70	$3.0446	1,508,405	6.49	$3.1683
6.00 - 10.00	419,288	5.36	8.3356	419,288	5.36	8.3356
11.00 - 14.20	126,150	4.25	11.4688	126,150	4.25	11.4688
20.50 - 27.50	109,000	1.78	25.4982	109,000	1.78	25.4982
30.00 - 35.00	120,000	1.66	34.5479	120,000	1.66	34.5479
	2,331,303	5.83	7.1235	2,282,843	5.57	7.8324

As of December 31, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $96,343, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.75 years. No options was exercised during the years ended December 31, 2025 and 2024, respectively.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the years ended December 31, 2025 and 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2024	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2024	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at December 31, 2025	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the years ended December 31, 2025 and 2024 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2024	3,083,533	2.0415
Granted	-	-
Vested*	(2,117,747)	2.0415
Forfeited/Cancelled	-	-
Options unvested at December 31, 2024	965,786	2.0415
Granted	-	-
Vested	(884,428)	2.0420
Forfeited/Cancelled	-	-
Options unvested at December 31, 2025	81,358	2.0360

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $3.1 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 11)

Of the shares covered by options outstanding as of December 31, 2025, 3,602,571 shares are now exercisable. Information related to stock options outstanding and exercisable at December 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	7.49	2.5914	3,602,571	7.49	2.5915

As of December 31, 2025, total unrecognized stock-based compensation expense related to stock options was approximately $165,645, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.55 years. 1,176,956 and 0 options were exercised for the years ended December 31, 2025 and 2024.

NOTE 24 - Commitments and contingencies

As of December 31, 2025, the Company’s significant commitment is summarized as follows:

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

NOTE 25 - Segment Information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 2. The key measure of segment profitability that the CODM, which is the Company’s CEO, uses to allocate resources and assess performance is consolidated net loss, as reported on the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment

	For the Years Ended December 31,
	2025	2024

Revenues	$-	$1,342,931
Less:
Cost of revenues	-	1,145,163
Sales and marketing expenses	-	42,186
Other operating expense	3,049,262	2,140,311
Research and development expenses	181,096	4,619,748
Salaries expenses	5,703,671	7,649,983
Professional fee	1,610,990	1,979,480
Amortization and depreciation expense	2,248,080	2,257,921
Foreign currency exchange loss	516,590	10,329
Interest expense	1,428,168	1,164,631
Change in SAFE liabilities	610,000	412,800
Stock based compensation	2,409,029	5,427,717
Loss on disposal of subsidiaries	234,454	-
Impairment loss on investment	299,069	3,699,278
Other income-gain on settlement of accounts payable	(137,291)	-
Other loss (income), net	119,155	(14,165)
Loss before income tax	(18,272,273)	(29,192,451)

Income tax expense	(2,400)	(2,400)
Net loss	$(18,274,673)	$(29,194,851)

NOTE 26 - Subsequent Events

The Company evaluated all events and transactions that from December 31, 2025 up through May 28, 2026, which is the date that these consolidated financial statements are available to be issued, other than disclosed events below, there were no any material subsequent events that require disclosure in these consolidated financial statements.

On March 11, 2026, Aerkomm Taiwan received official approval from the Taiwan Depository & Clearing Corporation and completed its merger with Ejectt, as previously disclosed in Note 8. Upon completion of the merger, Ejectt’s shares were cancelled and new shares of Aerkomm Taiwan were issued to the former shareholders of Ejectt. As a result, Aerkomm Taiwan is held (i) 24,500,000 shares (21.3%) by the Company; (ii) 25,500,000 shares (22.2%) by dMobile System Co., Ltd. (the real party in interest of whom is the Company subject to dMobile’s payment to the Company for such shares); and (iii) 65,113,314 shares (56.6%) by the former shareholders of Ejectt.

Following the completion of the merger and the change in ownership structure, the Company no longer has a controlling financial interest in Aerkomm Taiwan and therefore lost control as of March 11, 2026, which represents the deconsolidation date for accounting purposes.

In March 2026, the Company entered into a strategic development agreement with G-TECH Optoelectronics Corporation (“GTOC”) for the research, development, testing, qualification and potential commercialization of glass-based conformal antenna system intended for aerospace, defense and national security applications. Under the terms of the agreement, GTOC will provide a strategic development deposit totaling $1.5 million to the Company, with 50% payable upon execution of the agreement and the remaining 50% payable within seven (7) days following the verification of the Company conformal antenna proposal.

On April 29, 2026, the Company entered into a Co-Development and Collaboration General Agreement with a Japan-based defense prime contractor and trusted service provider to the Japan Ministry of Defense. Pursuant to the General Agreement, the parties will collaborate on the development, manufacturing, and commercialization of Unmanned Aerial Systems (UAS) related products.

On May 26, 2026, the Company entered into a Master Services Agreement (“MSA”) with a global U.S.-based satellite communications provider offering broadband, mobility, and satellite networking services across maritime, aviation, and land-based markets. Pursuant to the agreement, the provider authorized the Company to provide satellite communications products and related services for the maritime, aviation, and land sectors in Japan and Taiwan, including user terminals and Ka-band and L-band airtime products.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2026

AERKOMM INC.

Name:	/s/ Louis Giordimaina
Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer and Director	May 28, 2026
Louis Giordimaina	(principal executive officer, principal financial and accounting officer)

/s/ Jeffrey Wun	Director	May 28, 2026
Jeffrey Wun

/s/ Robert McGuire	Director	May 28, 2026
Robert McGuire

/s/ Chih-Ming (Albert) Hsu	Director	May 28, 2026
Chih-Ming (Albert) Hsu

/s/ Jeff T. C. Shu	Director	May 28, 2026
Jeff T. C. Shu

/s/ Richmond Akumiah	Director	May 28, 2026
Richmond Akumiah