Form 10-Q
period 2026-03-31
Aerkomm Inc.
filed 2026-07-30
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of July 29, 2026, there were 19,638,849 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$171,742	$55,285
Inventories, net	968,754	969,039
Prepaid expenses	216,438	226,714
Other receivable - related parties	2,264,272	4,124,080
Other receivable	332,745	458,824
Deferred merger transaction costs	614,880	614,880
Other current assets	95,950	99,796
Total Current Assets	4,664,781	6,548,618

NON-CURRENT ASSETS
Long-term investment, net	21,370,769	1,926,414
Property and equipment, net	4,345,778	1,314,590
Intangible asset, net	9,313,111	9,625,746
Construction in progress	-	3,665,923
Prepayment for land	40,325,666	40,424,276
Right of use assets, net	339,250	404,637
Prepayment for equipment and intangible assets – customer projects – related parties	736,027	736,027
Prepayment for equipment and intangible assets – customer projects	279,710	279,710
Restricted cash	17,294	17,294
Deposits	210,774	451,225
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	81,512,198	63,419,661

Total Assets	$86,176,979	$69,968,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$7,431,978	$8,084,409
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	9,900,000	10,020,000
Accounts payable	1,875,859	1,876,004
Accrued expenses	13,559,223	12,847,788
Other payable - related parties	11,507,980	1,302,278
Other payable	14,920,215	13,393,328
Prepayment from customer - related party	4,739,984	5,452,206
Contract liability - current	762,000	762,000
Lease liabilities - current	145,540	176,873
Total Current Liabilities	88,015,979	77,088,086

NON-CURRENT LIABILITIES
Lease liabilities - non-current	193,710	227,765
Total Non-Current Liabilities	193,710	227,765

Total Liabilities	88,209,689	77,315,851
STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common Stock, $0.001 par value,90,000,000 shares authorized, 19,653,886 shares issued and outstanding as of March 31, 2026 and December 31, 2025	19,653	19,653
Additional paid-in capital	117,744,942	117,527,066
Accumulated deficit	(120,158,921)	(124,949,228)
Accumulated other comprehensive income	361,616	54,937
Total Stockholders’ Deficit	(2,032,710)	(7,347,572)

Total Liabilities and Stockholders’ Deficit	$86,176,979	$69,968,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31
	2026	2025
	(Unaudited)	(Unaudited)

Operating expenses	2,876,468	3,079,484

LOSS FROM OPERATIONS	(2,876,468)	(3,079,484)

NON - OPERATING INCOME (LOSS)
Foreign currency exchange loss	(37,192)	(50,614)
Other income	38,216	3,041
Interest expense	(255,823)	(267,229)
Change in SAFE liabilities	120,000	(50,000)
Loss from deconsolidation of subsidiaries	(393,452)	(234,454)
Gain on remeasurement of retained investment upon deconsolidation	(8,332,715)	-
Loss from long-term investment	(89,127)	-
Other (loss) income, net	(48,562)	8
Net non - operating income (loss)	7,666,775	(599,248)

INCOME (LOSS) BEFORE INCOME TAXES	4,790,307	(3,678,732)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$4,790,307	$(3,678,732)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in foreign currency translation adjustments	711,200	(550,029)

TOTAL COMPREHENSIVE INCOME (LOSS)	$5,501,507	$(4,228,761)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	0.24	(0.20)
Diluted	0.20	(0.20)

Weighted Average Shares Outstanding – Basic	19,653,886	18,609,860
Weighted Average Shares Outstanding – Diluted	23,516,086	18,609,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2025

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	loss	Total
BALANCE, December 31, 2024	18,352,613	$18,352	$114,391,555	$527,783	$(106,674,555)	$(65,944)	$8,197,191
Issuance of common stock	109,280	109	527,674	(527,783)	-	-	-
Cashless exercise of stock options	1,176,956	1,177	(1,177)	-	-	-	-
Stock compensation expense	-	-	591,575	-	-	-	591,575
Net loss for the period	-	-	-	-	(3,678,732)	-	(3,678,732)
Deconsolidation of subsidiaries	-	-	-	-	-	25,298	25,298
Foreign currency translation adjustments	-	-	-	-	-	(550,029)	(550,029)
BALANCE, March 31, 2025	19,638,849	$19,638	$115,509,627	$-	$(110,353,287)	$(590,675)	$4,585,303

For the three months ended March 31, 2026

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	income	Total
BALANCE, December 31, 2025	19,653,886	$19,653	$117,527,066	$-	$(124,949,228)	$54,937	$(7,347,572)
Stock compensation expense	-	-	217,876	-	-	-	217,876
Net income for the period	-	-	-	-	4,790,307	-	4,790,307
Deconsolidation of subsidiaries	-	-	-	-	-	(404,521)	(404,521)
Foreign currency translation adjustments	-	-	-	-	-	711,200	711,200
BALANCE, March 31, 2026	19,653,886	$19,653	$117,744,942	$-	$(120,158,921)	$361,616	$(2,032,710)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,790,307	$(3,678,732)
Adjustments to reconcile net income (loss) to net cash provided by (used) for operating activities:
Depreciation and amortization	599,128	573,921
Amortization of right of use assets	60,644	29,641
Stock-based compensation	217,876	591,575
Change in fair value of SAFE liabilities	(120,000)	50,000
Loss from deconsolidation of subsidiaries	393,452	234,454
Gain on remeasurement of retained investment upon deconsolidation	8,332,715	-
Loss from long-term investment	89,127	-
Change in operating assets and liabilities:
Prepaid expenses	3,375	(32,811)
Other receivable	3,225	(1,962)
Other current assets	(315)	(1,032)
Deposits	-	6,798
Accrued expenses	909,729	625,963
Other payable	1,595,525	942,827
Other payable - related parties	47,601	76,373
Operating lease liability	(60,644)	(7,327)
Net cash provided by (used in) operating activities	196,315	(590,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursement for other receivable-related parties loans	(144,360)	(114,199)
Proceeds from other receivable-related parties loans	-	122,017
Cash outflow from disposal of subsidiaries	(8,280)	(2,741)
Purchase of property and equipment	(993)	-
Net cash (used in) provided by investing activities	(153,633)	5,077

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(140,540)	(32,926)
Proceeds from short-term loan	168,141	556,149
Net cash provided by financing activities	27,601	523,223

Net Increase (Decrease) in Cash and Restricted Cash	70,283	(62,012)

CASH AND RESTRICTED CASH, beginning of Period	72,579	109,227

Foreign Currency Translation Effect on Cash and Restricted Cash	46,174	57,909

CASH AND RESTRICTED CASH, end of Period	$189,036	$105,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash	$171,742	$89,871
Restricted cash	17,294	15,253
Total	$189,036	$105,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$37,560	$1,854

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$-	$527,783
Cashless exercise of stock options	$-	$1,177

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

On March 11, 2026, the Company’s subsidiary, Aerkomm Taiwan, completed the previously announced merger with Ejectt (see Note 4). As a result of the merger, the Company’s ownership interest in Aerkomm Taiwan was reduced to 48.65%. The Company determined that it had lost control of Aerkomm Taiwan and, accordingly, deconsolidated Aerkomm Taiwan as of March 11, 2026.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As result of the Company’s primary operations being in the area of research and development of communication equipment in the aerospace industry that is still in the testing phases, The Company has not yet been able to generate sustainable recurring revenue from the sales of its products as it had no sales in the first quarter of 2026; however, the Company does believe that it has made significant progress towards gaining approval from the U.S. Federal Aviation Administration (“FAA”) and other regulatory agencies, but success is not guaranteed.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of March 31, 2026, the Company had cash and restricted cash of $189,036. The Company’s working capital deficit was approximately $83.4 million, and accumulated deficit of $120.2 million as of March 31, 2026. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of March 31, 2026, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$131,219,729 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,905,781 of the $20 million in aggregate loan commitments from the two Lenders was still available as of March 31, 2026.

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

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of March 31, 2026, the Company expects approximately $23.2 million convertible notes and approximately $9.9 million SAFE can be converted into equity upon Merger.

The Company believes it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. This assessment considers the Company’s current available cash, approximately $15.9 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $33.1 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the Company’s capital resources and reduce cash obligations. The Company also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, and continued disciplined management of hiring and other investments. Based on these factors, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

If the Merger does not close and thus the $35 million in PIPE commitments that are contingent on closing of the Merger are no longer committed, the Company expects to be able to fund operations over the next 12 months by short-term borrowings and other loan commitments, the balance of approximately $15.9 million of the $20 million in above-referenced loan commitments from two shareholders, renegotiating financing arrangements with some or all of the committed PIPE investors (who are existing investors in the Company and have a strong interest in its success), slowing the pace of hiring and other investments that the Company would otherwise undertake if the Merger closes, and revenues received from the ramp-up of commercial sales. The Company’s ability to fund its operations is highly contingent on raising additional capital until it is able to generate sufficient revenue. Accordingly, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the unaudited condensed consolidated financial statements.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s unaudited financial position as of March 31, 2026 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three months periods are unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or other future year.

Principle of Consolidation

Aerkomm consolidates the accounts of its subsidiaries, Aircom, Aircom Seychelles, Aerkomm Japan, Aircom Taiwan, Aerkomm Malta, MEPA Labs, and Mesh Technology Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of March 31, 2026 and December 31, 2025, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $4,800 as of March 31, 2026 and December 31, 2025.

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

Deconsolidation

Upon the loss of control, the Company derecognizes the assets and liabilities of the subsidiary, any non-controlling interests and the other components of equity related to the subsidiary. Any surplus or deficit arising on the loss of control is recognized in profit or loss. If the Company retains any interest in the previous subsidiary, then such interest is measured at fair value at the date that control is lost. Subsequently it is accounted for as an equity-accounted investee or as cost method investment depending on the level of influence retained.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three months ended March 31, 2026 and 2025, the Company recorded $0 impairment charges for its investments.

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for using the equity method. Significant influence is generally considered to exist when the Company has voting shares of 20% to 50%, and other factors, such as representation on the board of directors, participation in policy-making processes, and material intra-entity transactions, are considered in determining whether the equity method of accounting is appropriate. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the carrying amount. Dividends received from the equity method investments are recorded as reductions in the cost of such investments. The Company generally considers an ownership interest of 20% or higher to represent significant influence.

Equity method investments are generally initially recognized at cost. However, in accordance with ASC 323-10-30-2, a retained investment in the common stock of an investee recognized upon the deconsolidation of a subsidiary is initially measured at fair value on the date control is lost. The fair value of the retained investment on the deconsolidation date becomes the initial carrying amount of the investment for purposes of applying the equity method of accounting subsequently.

Accounts receivable

The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of March 31, 2026 and December 31, 2025, the Company had Nil accounts receivable. Allowances for expected credit losses were Nil as of March 31, 2026 and December 31, 2025.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory and writes off inventories that are considered obsolete. For the three months ended March 31, 2026 and 2025, the Company recognized no impairment loss in inventories.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three months ended March 31, 2026 and 2025.

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

Management evaluated the potential future economic benefits associated with acquisitions completed after 2023 and determined that no impairment of goodwill existed for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, goodwill was $ $4,573,819.

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

The following table sets forth by level within the fair value hierarchy our financial asset and liability that were accounted for at fair value on a recurring basis as of March 11, 2026, March 31, 2026, and December 31, 2025:

	Carrying Value at March 11,	Fair Value Measurement at March 11, 2026
	2026	Level 1	Level 2	Level 3
	(Unaudited)		(Unaudited)
Long-term investment – Aerkomm Taiwan	$21,004,976	$-	$-	$21,004,976

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2026
	2026	Level 1	Level 2	Level 3
	(Unaudited)		(Unaudited)
SAFE liability	$9,900,000	$-	$-	$9,900,000

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2025
	2025	Level 1	Level 2	Level 3

SAFE liability	$10,020,000	$-	$-	$10,020,000

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

SAFE liability
Ending balance as of December 31, 2024	$5,410,000
Issuance of SAFE notes	4,000,000
Change in fair value of contingent consideration for acquisition	610,000
Ending balance as of December 31, 2025	$10,020,000
Issuance of SAFE notes	-
Change in fair value	(120,000)
Ending balance as of March 31, 2026 (Unaudited)	$9,900,000

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

As of March 31, 2026 and December 31, 2025, the Company did not have any contract assets.

Deferred merger transaction costs

Deferred merger transaction costs consist primarily of legal, underwriting, and other professional fees that are directly attributable to the Merger. These costs are deferred pending consummation of the Merger. Upon consummation, such costs will be accounted for as part of the Merger transaction, as applicable. If the Merger is not consummated, the deferred merger transaction costs will be charged to expense in the period the Merger is determined to be unsuccessful. As of March 31, 2026 and December 31, 2025, the deferred merger transaction costs were $614,880.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the three months ended March 31, 2026 and 2025 were $628 and $0, respectively.

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

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive loss as a separate component of stockholders’ equity (deficit).

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. Dilutive equivalent shares are excluded from the computation of diluted income (loss) per share if their effects would be anti-dilutive. Common stock issuable upon the conversion of the stock options and warrants are using the treasury stock method. Common stock issuable in connection with the Company’s convertible notes are using the if-converted method. For the three months ended March 31, 2026 and 2025, the Company had 6,717,184 and 6,613,927 potentially dilutive common stock equivalents, respectively, primarily stock options and warrants. These common stock equivalents were not included in the calculation as the effect would be anti-dilutive. The Company also had 3,862,200 potentially dilutive common stock equivalents in connection with the convertible notes (see Note 16), which were included in the calculation of diluted income per share for the three months ended March 31, 2026.

NOTE 3 - Recent Accounting Pronouncements

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

In early 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805): Determining the Accounting Acquirer When a VIE Is Acquired,” which provides clarifying guidance to help entities identify the accounting acquirer in a business combination when the entity being acquired is a VIE. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the unaudited condensed consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheet, statements of (loss) income and comprehensive (loss) income and statements of cash flows.

NOTE 4 - Deconsolidation of Subsidiaries

Due to sanctions imposed by China (see Note 1), on January 4, 2025, the Company lost operational control over its subsidiaries, Aerkomm HK and Beijing Yatai, whose operations and assets are located in China. Since that date, the Company has been unable to access the bank accounts or obtain updated financial information from these subsidiaries. Accordingly, Aerkomm HK and Beijing Yatai were deconsolidated from the Company’s unaudited condensed consolidated financial statements, and the related investments in these subsidiaries were written off. Upon deconsolidation, the Company recognized a loss of $234,454.

On March 11, 2026, Aerkomm Taiwan received official approval from the Taiwan Depository & Clearing Corporation and completed its merger with Ejectt. Upon completion of the merger, Ejectt’s shares were cancelled and new shares of Aerkomm Taiwan were issued to the former shareholders of Ejectt. As a result, the Company collectively holds a 48.65% ownership interest in Aerkomm Taiwan, consisting of (i) 30,501,000 shares (26.5%) held directly by the Company and (ii) 25,500,000 shares (22.15%) held by dMobile System Co., Ltd., the real party in interest of whom is the Company, subject to dMobile’s payment to the Company for such shares (see Note 1 and Note 23). Following the completion of the merger, the completion of share exchange procedures, and the issuance of new shares to the shareholders on March 11, 2026, the Company determined that it no longer has a controlling financial interest in Aerkomm Taiwan and, accordingly, lost control of Aerkomm Taiwan on March 11, 2026, which represents the deconsolidation date for accounting purposes. The unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 therefore includes activity related to Aerkomm Taiwan prior to March 11, 2026, the assets and liabilities of Aerkomm Taiwan were no longer included within the unaudited condensed consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with Aerkomm Taiwan are referring to the periods prior to March 11, 2026. Upon deconsolidation, the Company remeasured its retained investment in Aerkomm Taiwan at fair value and recognized a gain on the remeasurement and a loss on deconsolidation, as follows:

Gain on remeasurement of retained investment upon deconsolidation

March 11, 2026
Fair value of retained investment	$21,004,976
Carrying value of retained investment	12,672,261
Gain on remeasurement of retained investment upon deconsolidation	$8,332,715

Loss on deconsolidation

March 11, 2026
Aerkomm Taiwan’s net assets	$393,452
Loss on deconsolidation	$(393,452)

Upon the loss of control of Aerkomm Taiwan on March 11, 2026, the Company derecognized the assets and liabilities of Aerkomm Taiwan and recognized its retained investment in Aerkomm Taiwan at fair value. The resulting difference was recognized as a gain (loss) on deconsolidation. Following the deconsolidation, the Company accounts for its retained investment in Aerkomm Taiwan under the equity method of accounting, as the Company continues to exercise significant influence over Aerkomm Taiwan. The fair value of the retained investment as of March 11, 2026 became the initial carrying amount of the equity method investment. (see Note 8 for details).

The deconsolidation of Aerkomm HK, Beijing Yatai and Aerkomm Taiwan, Inc did not have a material impact on the Company’s overall operations.

NOTE 5 - Inventories, net

As of March 31, 2026 and December 31, 2025, inventories consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Satellite equipment for sale under development	$1,007,248	$1,007,533
Less: impairment loss on inventories	38,494	38,494
Inventories, net	$968,754	$969,039

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the three months ended March 31, 2026 and 2025, the Company did not record any write-down of obsolete inventory.

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of March 31, 2026 and December 31, 2025, prepaid expenses consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Prepaid professional expense	$111,924	$107,823
Others	104,514	118,891
Prepaid expenses total	$216,438	$226,714

Prepayment for equipment and intangible assets – customer projects – related parties*	$736,027	$736,027
Prepayment for equipment and intangible assets – customer projects*	$279,710	$279,710

*	These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

As of March 31, 2026 and December 31, 2025, the balances of property and equipment were as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Ground station equipment	$3,322,856	$-
Computer software and equipment	2,828,835	2,832,678
Satellite equipment	275,410	275,410
Vehicle	337,665	344,436
Leasehold improvement	60,296	60,296
Furniture and fixture	30,648	30,694
Subtotal	6,855,710	3,543,514
Accumulated depreciation	(2,509,932)	(2,228,924)
Net	4,345,778	1,314,590
Construction in progress	-	3,665,923
Prepayments - land	40,325,666	40,424,276
Total	$44,671,444	$45,404,789

On July 10, 2018, the Company entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $34,678,185 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,318,312 and $1,346,889 as of March 31, 2026 and December 31, 2025, respectively) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31, 2023. According to the amended Land Purchase Contract dated on November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of March 31, 2026, the title of the land has not transfer to the Company as the qualified license applications are still in progress from Taiwan National Communications Commission (“NCC”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate.

On November 15, 2022, the Company entered into two real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of March 31, 2026, the Company paid to the Seller 2 installments refundable prepayments of NT$145,800,000 (approximately $4,549,142 as of March 31, 2026) in total.

On January 4, 2025, the Company lost control of and access to the ground station equipment located in Hong Kong. Accordingly, the Company derecognized the fully depreciated related equipment of approximately $1.9 million as of December 31, 2025.

During the first quarter of 2026, approximately $3.7 million construction in progress associated with ground station equipment was placed in service and reclassified to ground station equipment.

Depreciation expense was $291,875 and $133,974 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 - Long-term Investment, net

-Investment in Aerkomm Taiwan

On December 3, 2020, the Company entered into three separate stock purchase agreements with three individuals to acquire an aggregate of 6,000,000 shares of YuanJiu Inc. (“YuanJiu”) for total consideration of NT$141,175,000 (approximately US$5.0 million). At the time of acquisition, YuanJiu was listed on the Taiwan Exchange. Albert Hsu, a member of the Company’s Board of Directors, served as Chairman of YuanJiu. On July 19, 2021, YuanJiu changed its name to EJECTT Inc. (“Ejectt”).

On July 20, 2023, the Taipei Exchange suspended trading of Ejectt’s securities pursuant to Article 12-1 of the Taipei Exchange Business Rules due to significant changes in the scope of Ejectt’s business following a change in control and the dismissal of an independent director. Although Ejectt intended to undertake actions necessary to satisfy the requirements for resumption of trading, its shares did not resume trading and were subsequently delisted from the Taipei Exchange on March 4, 2024.

On July 28, 2023, the Company and Ejectt entered into a non-binding letter of intent regarding a proposed merger between Aerkomm Taiwan Inc. (“Aerkomm Taiwan”) and Ejectt, with Aerkomm Taiwan as the surviving entity. On January 30, 2024, the shareholders of Aerkomm Taiwan approved pursuing the merger, and a merger proposal was delivered to Ejectt on February 1, 2024. On May 23, 2024, the shareholders of both Aerkomm Taiwan and Ejectt approved the merger, and the merger agreement became effective. Aerkomm Taiwan subsequently amended its articles of incorporation to increase its authorized capital in connection with the transaction. The merger required approval from the Taiwan Depository & Clearing Corporation (“TDCC”), and an application for approval was submitted on July 10, 2024.

As of March 11, 2026, the Company held 6,000,000 shares of Ejectt common stock, which were recorded as a long-term investment and pledged as collateral for certain debt obligations of the Company to Bank of Panhsin and Hsiao, Chia-Sung. In prior periods, the Company sold 5,000,000 of the pledged shares and subsequently reacquired 5,000,000 shares of Ejectt common stock. Accordingly, the Company applied an average acquisition cost of NT$25.58 per share, or NT$153,523,000 in aggregate, in determining the carrying value of the investment. During the years ended December 31, 2025 and 2024, the Company concluded that declines in the value of its investment in Ejectt were other-than-temporary and recognized impairment losses of NT$9,320,874 (approximately US$0.3 million) and NT$101,123,141 (approximately US$3.1 million), respectively. As of March 11, 2026, the carrying value of the investment in Ejectt was NT$43,078,985 (approximately US$1.3 million).

On March 11, 2026, Aerkomm Taiwan received official approval from TDCC and completed its merger with Ejectt. Upon completion of the merger, Ejectt’s shares were cancelled and new shares of Aerkomm Taiwan were issued to the former shareholders of Ejectt. As a result, the Company collectively holds a 48.65% ownership interest in Aerkomm Taiwan, consisting of (i) 30,501,000 shares held directly by the Company and (ii) 25,500,000 shares registered in the name of dMobile System Co., Ltd. in connection with a pending transaction that had not been completed as of March 11, 2026, as dMobile had not yet paid the Company for such shares. Accordingly, for purposes of describing the Company’s ownership interest, these shares are included in the Company’s 48.65% ownership interest.

Following the completion of the merger and the resulting change in ownership structure, the Company determined that it no longer had a controlling financial interest in Aerkomm Taiwan and therefore deconsolidated Aerkomm Taiwan effective March 11, 2026 (see Note 4). Upon deconsolidation, the Company initially measured its retained investment in Aerkomm Taiwan at fair value and subsequently accounted for the investment under the equity method of accounting. On March 11, 2026, the Company recognized a gain on its retained investment of $8,332,715, representing the excess of the fair value over the carrying value of its retained investment in Aerkomm Taiwan, and a loss on deconsolidation of $393,452. The fair value of the retained investment on March 11, 2026 was $21,004,976, based on the per share fair value of Aerkomm Taiwan as of that date, as determined based on a valuation performed by an independent third-party valuation firm. The valuation was determined using P/B ratio under market approach, reflecting three scenarios with 29.0%, 32.0%, and 35.0% discount for lack of liquidity, respectively. The valuation methodology incorporates unobservable inputs based on management’s best estimates of the inputs that market participants would use in pricing the asset or liability as of the measurement date, which are consistent with a Level 3 input within the fair value hierarchy. For the period from March 12, 2026 through March 31, 2026, the Company recognized its proportionate share of Aerkomm Taiwan’s net loss of $89,127.

-Investment in Shinbao

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,092,044 and $1,115,716, as of March 31, 2026 and December 31, 2025, respectively) as downpayment. During the year ended December 31, 2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.6 million). As of March 31, 2026, the transaction has not been completed, and the Company does not hold any equity interest in Shinbao. Shinbao is a privately-held company in Taiwan. As of March 31, 2026, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.5 million). For the three months ended March 31, 2026, the Company recorded impairments of $0 against prepaid investment in Shinbao.

As of March 31, 2026 and December 31, 2025, the long-term investment was as follows:

	Investment in Aerkomm Taiwan	Investment in Shinbao	Total
January 1, 2025	$1,598,044	$529,205	$2,127,249
Impairment	(299,069)	-	(299,069)
Exchange rate adjustment	74,279	23,955	98,234
December 31, 2025	1,373,254	553,160	1,926,414
Derecognition of investment in Ejectt upon merger	(1,373,254)	-	(1,373,254)
Fair value of retained investment in Aerkomm Taiwan upon deconsolidation	21,004,976	-	21,004,976
Loss on investment	(89,127)	-	(89,127)
Exchange rate adjustment	(86,504)	(11,736)	(98,240)
March 31, 2026 (Unaudited)	$20,829,345	541,424	21,370,769

NOTE 9 - Intangible Asset, Net

As of March 31, 2026 and December 31, 2025, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2025	$17,398,145	(6,118,252)	11,279,893
Addition	-	(1,667,419)	(1,667,419)
Exchange rate adjustment	15,668	(2,396)	13,272
December 31, 2025	17,413,813	$(7,788,067)	$9,625,746
Addition	-	(307,253)	(307,253)
Exchange rate adjustment	(7,676)	2,294	(5,382)
March 31, 2026 (Unaudited)	$17,406,137	(8,093,026)	9,313,111

Amortization expense was $307,253 and $439,118 for the three months ended March 31, 2026 and 2025.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending March 31, 2027	$1,245,614
Twelve months ending March 31, 2028	1,245,614
Twelve months ending March 31, 2029	1,245,614
Twelve months ending March 31, 2030	1,245,614
Twelve months ending March 31, 2031	1,245,614
Thereafter	3,085,041
Total	$9,313,111

Note 10 - Goodwill

As of March 31, 2026 and December 31, 2025, the goodwill were as follows.

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2025	$9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
December 31, 2025	9,134,856	(4,561,037)	4,573,819
Addition	-	-	-
March 31, 2026 (Unaudited)	$9,134,856	$(4,561,037)	$4,573,819

There is no impairment loss on goodwill that was recognized for the three months ended March 31, 2026 and 2025 for all past merger activities.

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

Management has evaluated that the potential benefits of the acquisitions and decided that there was no impairment on goodwill for the three months ended March 31, 2026, after performing a goodwill impairment test considering both qualitative factors and quantitative analyses.

NOTE 11 - Other Payable

Nature	March 31, 2026	December 31, 2025
	(Unaudited)
Outside service, professional, and consultant fee	$5,019,290	$5,105,446
Land commission payable	1,288,561	1,288,561
Interest payable	3,119,012	2,902,497
Bonus, health insurance, and payroll taxes	1,655,506	1,636,769
R&D supplies	672,149	672,149
Employee reimbursement	277,927	277,927
Office expense	222,773	306,978
Disputed accounts payable*	181,905	191,266
Strategic development deposit**	1,450,000	-
Others	1,033,092	1,011,735
Total other payable	$14,920,215	$13,393,328

*	On March 17, 2026, Aircom Telecom and Cybernet Systems Taiwan Co., Ltd (“Cybernet”), who provided software license to Aircom Telecom, reached a settlement regarding accounts payable of NTD 10,278,850 (approximately $0.3 million) owed by Aircom Telecom to Cybernet. Under the terms of the settlement, the Aircom Telecom agreed to settle the obligation by paying NTD 6,000,000 (approximately $0.2 million) in installments, resulting in a gain of NTD 4,278,850 (approximately $0.1 million).

**	In December 2025, the Company entered into a strategic development agreement with G-TECH Optoelectronics Corporation (“GTOC”) to establish a framework for potential cooperation solely in support of defense programs led by United States Department of Defense and/or the Department of War, with any cooperation involving allied or partner authorities. In March 2026, the Company and GTOC entered into supplemental agreement NO.1 (“Supplemental Agreement”) for the research, development, testing, qualification and potential commercialization of glass-based conformal antenna system intended for aerospace, defense and national security applications. Under the terms of the Supplemental Agreement, GTOC will provide a strategic development deposit totaling approximately $1.5 million to the Company, with 50% payable upon execution of the agreement and the remaining 50% payable within seven (7) days following the verification of the Company conformal antenna proposal.

NOTE 12 - Accrued Expenses

The Company notes that $11,869,420 and $11,143,283, from the total accrued expenses balance of $13,559,223 and $12,847,788, as of March 31, 2026 and December 31, 2025, respectively, was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023.

NOTE 13 - Operating and Finance Leases

As of March 31, 2026 and December 31, 2025, the Company had four operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	March 31, 2026	December 31, 2025
(Unaudited)
Weighted-average remaining lease term
Operating lease	2.34 Years	2.44 Years
Finance lease	- Years	- Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Operating leases
Right of use assets	339,250	404,637

Lease Liability – current portion	145,540	176,873
Lease Liability – net of current portion	193,710	227,765
Total operating lease liabilities	$339,250	$404,638

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025:

Operating Leases

	For the Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Lease expense	66,274	32,167
Sublease rental income	(1,912)	(1,969)
Net lease expense	$64,362	$30,198

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending March 31, 2027	$160,924
Twelve months ending March 31, 2028	135,676
Twelve months ending March 31, 2029	67,084
Total lease payments	$363,684
Less: Imputed interest	24,434
Present value of lease liabilities	$339,250
Current portion	(145,540)
Non-current portion	$193,710

NOTE 14 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of March 31, 2026 and December 31, 2025, the outstanding loan balance was $936,037 (NTD 30,000,000) and $956,328 (NTD 30,000,000), respectively. This loan is collateralized by 3,500,000 shares of Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, stock owned by the Company.

The temporary fundings as of March 31, 2026 and December 31, 2025, were $4,094,219 (NTD 131,219,729) and $4,200,501 (NTD 131,769,729), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Credit Loan Agreement was $0 and $14,610, respectively.

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

On December 2, 2025, the maturity date of the Zero Coupon Bond, the Company repaid $1,792,022 including unpaid interest owed on the bonds, plus any additional accrued interest, by cash and the bank guarantee issued by BG Bank (see Note 15). The Company borrowed $1,782,704 from BG Bank under a guarantee agreement dated November 26, 2020, pursuant to which BG Bank agreed to settle any remaining balance, including unpaid interest owed on the bonds, on behalf of the Company. The Company is obligated to repay to BG Bank for amounts paid on its behalf, together with interest at annual rate of 5% from the date of payment. In addition, BG Bank charges i) a default penalty at an annual rate of 10% for amounts outstanding for less than six months, or 20% for amounts outstanding for more than six months, and ii) a service fee on the principal at an annual rate of 1%. As of March 31, 2026 and December 31, 2025, the loan under the guarantee agreement was $1,782,704.

On April 23, 2024, the Company entered into a premium finance agreement with First Insurance Funding to finance its annual directors and officers insurance. Pursuant to the agreement, First Insurance Funding agreed to the unpaid balance of $93,500 of the total premiums, taxes and fees of $110,000. The loan bears interest at an annual rate of 9.45% and is payable in ten monthly installments of $9,760. As of March 31, 2026 and December 31, 2025, the outstanding balance under this agreement was $0.

Other than the short-term loan mentioned above, the Company had additional borrowings from several third parties totaling $619,017 and $527,208 as of March 31, 2026 and December 31, 2025, respectively. These loans are interest-free and payable on demand.

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

Pursuant to the agreements of Bonds, Bank of Panhsin Co., Ltd. (the “BG Bank”) committed to issue a bank guarantee for the benefit of the holders of the Bonds. The Bank Guarantee is intended to provide a source of funds for the principal, premium, interest (if any) and any other payment obligations of the Company which shall include the default interest under the Bonds upon the Company’s failure to pay amounts pursuant to the Indenture or upon the Bonds being declared due and payable on the occurrence of an Event of Default pursuant to this Indenture. In order to obtain the guarantee from BG Bank, the Company entered into a line of credit in the amount of $10,700,000 with BG Bank on December 1, 2020. The line of credit will be expired on December 2, 2025. The annual fee is based on 1% of the line of credit amount and due quarterly. The line of credit is guaranteed by one of the Company’s shareholders with his personal property, and the Company’s time deposit of $3,210,000 (the “Deposit”) at BG Bank and Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, stock 2,500,000 shares is pledged as collateral, and the Deposit was recorded as restricted cash.

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

On December 2, 2025, (i) the Coupon Bond of $200,000 was converted into 15,037 common stocks of the Company with a par value of $0.001 and a conversion price of $13.30 per share. The accrued interest of $37,500 was subsequently paid by cash in January 2026. These 15,037 shares of the Company’s common stock were issued on January 6, 2026; (ii) the Company repaid the Zero Coupon Bonds of $1,792,022 including unpaid interest owed on the bonds, plus any additional accrued interest, through the bank guarantee issued by BG Bank. As of March 31, 2026 and December 31, 2025, the Bonds have been fully settled.

The Company has been charged with 5% default interest since December 4, 2023. The total default interest payable as of March 31, 2026 and December 31, 2025, was $0.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of March 31, 2026 and December 31, 2025. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the then principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest of $3,089,301, which is included in other payables as of March 31, 2026, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share. As of the date of the issuance of these unaudited condensed consolidated financial statements, no further communication has been received from WPL, and accordingly, the outstanding balance remains unpaid with the status and classification of the loan unchanged.

NOTE 17 - SAFE Liabilities

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

As of March 31, 2026 and 2025, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $9,900,000 and $10,020,000, respectively. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation as of March 31, 2026 and December 31, 2025, included an IXAQ stock price of $12.06 and $12.20, a risk-free rate of 3.97% and 3.77%, and an annualized volatility of 48.3% and 50.2%, respectively. The Company has received aggregate proceeds of $8,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three months ended March 31, 2026 and 2025, were ($120,000) and $50,000, respectively.

NOTE 18 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of March 31, 2026 and December 31, 2025, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of March 31, 2026, the project remains ongoing, and since the related performance obligations have not yet been fully satisfied, the balance continues to be classified as a contract liability until Klingon’s acceptance. The contract liability represents an advance payment of $762,000 received from Klingon Aerospace under an agreement entered into in 2015. The Company has delivered and installed the ground equipment at the customer’s site; the corresponding satellite was successfully launched on April 29, 2026; the Company is awaiting final customer acceptance upon successful activation of the satellite signal and completion of customary contractual acceptance procedures. As of March 31, 2026, final customer acceptance had yet to be completed; accordingly, the Company had not satisfied all the terms under the contract to meet its performance obligation to recognize revenue. Management is not aware of any disputes, expects the customer acceptance process to be completed within one operating period; therefore, the advance payment continues to be accounted for as an outstanding contract liability.

NOTE 19 - Income Taxes

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

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table presented the income before income taxes for the three months ended March 31, 2026 in accordance with the guidance in ASU No. 2023-09:

For the Three Months Ended March 31, 2026
(Unaudited)
Domestic	$2,965,265
Foreign	1,825,042
Total income before income taxes	$4,790,307

Income tax expense for the three months ended March 31, 2026 and 2025 consisted of the following:

For the Three Months Ended
March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total	$-	$-

Deferred tax assets as of March 31, 2026 and December 31, 2025 consist approximately of:

	March 31, 2026	December 31, 2025
	(Unaudited)
Net operating loss carryforwards (NOLs)	$19,754,302	$19,273,474
Stock-based compensation expense	5,572,700	5,526,900
Accrued expenses and unpaid expenses payable	1,984,700	1,900,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losses (gain)	(143,948)	(144,013)
Excess of tax amortization over book amortization	(112,000)	(112,000)
Investment income in subsidiary	(1,655,557)	-
Others	(19,600)	(7,400)
Gross	25,448,597	26,504,961
Valuation allowance	(25,448,597)	(26,504,961)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $1.1 million for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $47.4 million and $46.4 million were generated and will be carried forward indefinitely to reduce future federal taxable income. As of March 31, 2026 and December 31, 2025, the Company had State NOLs of approximately $30.4 million, available to reduce future state taxable income, expiring in 2042.

As of March 31, 2026 and December 31, 2025, the Company has Japan NOLs of approximately $1.3 million and $1.0 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of March 31, 2026 and December 31, 2025, the Company has Taiwan NOLs of approximately $4.7 million and $4.5 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of March 31, 2026 and December 31, 2025, the Company had $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of March 31, 2026 and December 31, 2025, the Company had $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 20 - Capital Stock

(1) Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of March 31, 2026 and December 31, 2025, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2) Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(Unaudited)
Restricted stock – vested	5,133,696	5,133,696
Total restricted stock	5,133,696	5,133,696

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

In December 2025, the Company issued 15,037 shares of its common stock to settle the Coupon Bond of $200,000 (see Note 15 for details).

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

NOTE 21 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President of Aerkomm Japan, is the Director
Yih Lieh (Giretsu) Shih	President of Aerkomm Japan
Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer and Director of the Company
Aerkomm Taiwan, Inc (“Aerkomm Taiwan”)	48.65% investee of the Company

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are different from those which would result from transactions among wholly unrelated parties.

a.	As of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Unaudited)
Other receivable from:
- Loan:
EESquare JP1	$66,005	$62,500
WTL[4]	2,118,728	4,002,727
- Others:
Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	512	520
Others[6]	79,027	58,333
Total	$2,264,272	$4,124,080

Prepayment to Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	$736,027	$736,027

Prepayment from Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	$4,739,984	5,452,206

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	47,285	57,611
Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	10,679,901	486,563
StarJec[2]	98,950	100,389
Others[6]	662,797	638,668
Total	$11,507,980	$1,302,278

1.	Aerkomm Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and subsequently extended by an aggregated of 4 years to March 4, 2027. Pursuant to the terms of this lease agreement, EESquare JP pays Aerkomm Japan a rental fee of approximately $710 per month as of March 31, 2026. $66,005 represents other receivable loans from EESquare JP as of March 31, 2026. These loans are interest free and have no maturity dates.

2.	Aerkomm Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aerkomm Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Aerkomm Taiwan, formerly known as Ejectt Inc., after service contracts ended as of March 31, 2026.

3.	Represents prepayment paid by Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, to order 6 sets of antennas from Aircom Telecom with prepayment of $736,027 as of March 31, 2026 and December 31, 2025. In 4th quarter of 2023, Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October, 2023. The prepaid expenses of $2,076,138 as of December 31, 2023 and $2,146,807 as of December 31, 2024 which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023.

On March 11, 2026, Aerkomm Taiwan completed its merger with Ejectt. Upon completion of the merger, Ejectt’s shares were cancelled and new shares of Aerkomm Taiwan were issued to the former shareholders of Ejectt. Aerkomm Taiwan became the surviving company (see Note 8 for details). As of March 31, 2026, $10,679,901 previous intercompany payable balance due to Aerkomm Taiwan was reclassified as a related party balance.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $47,285 as of March 31, 2026 and $57,611 as of December 31, 2025 (approximately NTD 1,515,000) from the past loans. The Company has other receivable of $2,118,728 and $4,002,727 from WTL due to operational needs as of March 31, 2026 and December 31, 2025, respectively. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019. The monthly consulting fee is €15,120 (approximately $17,000) and expired on December 31, 2021.

6.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Rental income charged from EESquare JP1	1,927	1,969

1.

Aerkomm Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2027. Pursuant to the terms of this lease agreement, EESquare JP pays Aerkomm Japan a rental fee of approximately $710 (JPY 100,000) per month.

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

On March 1, 2026, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On March 6, 2026, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on April 6, 2026.

Valuation and Expense Information

Measurement and recognition of compensation expense based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $217,876 and $591,575 for the three months ended March 31, 2026 and 2025, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the three months ended March 31, 2026 and 2025 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.51%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the three months ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2025	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2026 (Unaudited)	74,580	3.3521	1.0539

There are no unvested stock awards under Aircom 2014 Plan for the three months ended March 31, 2026 and the year ended December 31, 2025.

Of the shares covered by options outstanding as of March 31, 2026, 74,580 are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2026, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 03/31/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 03/31/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.3521	74,580	0.25	3.3521	74,580	0.25	3.3521

As of March 31, 2026, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised for the three months ended March 31, 2026.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the three months ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2025	2,228,047	7.3897	5.1155
Granted	103,256	3.0644	1.9593
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	2,331,303	7.1235	4.9211
Granted	25,814	3.0835	0.0059
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at March 31, 2026 (Unaudited)	2,357,117	7.0792	4.8673

Activities related to unvested stock awards under Aerkomm 2017 Plan for the three months ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2025	247,976	2.0045
Granted	103,256	1.9593
Vested	(302,772)	1.9917
Forfeited/Cancelled	-	-
Options unvested at December 31, 2025	48,460	1.9981
Granted	25,814	0.0059
Vested	(44,703)	1.1684
Forfeited/Cancelled
Options unvested at March 31, 2026 (Unaudited)	29,571	1.4969

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of March 31, 2026, 2,327,546 are now exercisable; 17,060 shares will be exercisable for the twelve-month period ending March 31, 2027. Information related to stock options outstanding and exercisable at March 31, 2026, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 03/31/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 03/31/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,582,679	6.50	$3.0453	1,553,108	6.34	$3.1436
6.00 - 10.00	419,288	5.11	8.3356	419,288	5.11	8.3356
11.00 - 14.20	126,150	4.00	11.4688	126,150	4.00	11.4688
20.50 - 27.50	109,000	1.53	25.4982	109,000	1.53	25.4982
30.00 - 35.00	120,000	1.42	34.5479	120,000	1.42	34.5479
	2,357,117	5.63	7.0792	2,327,546	5.42	7.6498

As of March 31, 2026, total unrecognized stock-based compensation expense related to stock options was approximately $44,264, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.28 years. No option was exercised during the three months ended March 31, 2026 and the year ended December 31, 2025.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the three months ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2025	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at March 31, 2026 (Unaudited)	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the three months ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2025	965,786	2.0415
Granted	-	-
Vested*	(884,428)	2.0420
Forfeited/Cancelled	-	-
Options unvested at December 31, 2025	81,358	2.0360
Granted	-	-
Vested	(81,358)	2.0360
Forfeited/Cancelled
Options unvested at March 31, 2026 (Unaudited)	-	-

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $3.1 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 11)

Of the shares covered by options outstanding as of March 31, 2026, 3,683,929 shares are now exercisable. Information related to stock options outstanding and exercisable at March 31, 2026, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 03/31/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 03/31/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	7.24	2.5914	3,683,929	7.24	2.5914

As of March 31, 2026, total unrecognized stock-based compensation expense related to stock options was approximately $0. 0 and 1,176,956 options were exercised for the three months ended March 31, 2026 and the year ended December 31, 2025.

NOTE 23 - Commitments and contingencies

As of March 31, 2026, the Company’s significant commitment is summarized as follows:

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

Equity Contract: On December 29, 2022, Aerkomm Inc. (the “Company” or the “Seller”) and dMobile System Co., Ltd. (the “Buyer”) entered into an equity sales contract (the “Equity Sales Agreement”), pursuant to which the Company agreed to sell 25,500,000 shares (the “Subject Shares”) of Aerkomm Taiwan Inc., representing 51% of the issued and outstanding shares of Aerkomm Taiwan, to the “Buyer for NT$255,000,000 (approximately $8,300,000). Although as a result of the share transfer transaction under the Equity Sales Agreement 51% of the shares of Aerkomm Taiwan are held in the name of the Buyer, Aerkomm treats Aerkomm Taiwan as a consolidated subsidiary because Aerkomm has de facto voting, governance and economic control of Aerkomm Taiwan as: (i) Aerkomm continues to hold 49% of the shares of Aerkomm Taiwan, (ii) the sole director of Aerkomm Taiwan, Albert Hsu, is a member of the board of the Company, (iii) the Buyer has not yet paid the amount due for purchase of the Subject Shares, and, under the Equity Sales Agreement, the Company has the right to demand return of the Subject Shares if payment for them has not been made within 180 days of the date of the Equity Sales Agreement, which such period has elapsed, (iv) concurrently with the Company and the Buyer entering into the Equity Sales Agreement, the Buyer and Mr. Hsu entered into an equity pledge pursuant to which the Buyer pledged the Subject Shares to Mr. Hsu and Mr. Hsu was granted the right to exercise all rights in respect of the Subject Shares pending the Buyer’s payment to the Company for the Subject Shares, and the Company and Mr. Hsu entered into an entrustment agreement pursuant to which the Company entrusted Mr. Hsu and Mr. Hsu agreed to be entrusted as the pledgee of the Subject Shares, and (v) the sole shareholder of the Buyer, is a founder of Aerkomm and a holder of more than 10% of the voting equity of Aerkomm. On March 11, 2026, Aerkomm Taiwan completed the merger with Ejectt. As a result, the Company collectively holds a 48.65% ownership interest in Aerkomm Taiwan, consisting of (i) 30,501,000 shares (26.5%) held directly by the Company and (ii) 25,500,000 shares (22.15%) held by dMobile System Co., Ltd., the real party in interest of whom is the Company, subject to dMobile’s payment to the Company for such shares (see Note 8 for details).

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

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Other operating expense	$626,214	$461,975
Research and development expenses	628	-
Salaries expenses	1,179,389	1,091,685
Professional fee	253,233	360,319
Amortization and depreciation expense	599,128	573,922
Foreign currency exchange loss	37,192	50,614
Interest expense	255,823	267,229
Change in SAFE liabilities	(120,000)	50,000
Stock based compensation	217,876	591,575
Loss from deconsolidation of subsidiaries	393,452	234,454
Gain on remeasurement of retained investment upon deconsolidation	(8,332,715)	-
Loss from long-term investment	89,127	-
Other loss (income), net	10,346	(3,041)
Income (loss) before income tax	4,790,307	(3,678,732)

Income tax expense	-	-
Net income (loss)	$4,790,307	(3,678,732)

NOTE 25 - Subsequent Events

The Company evaluated all events and transactions that from March 31, 2026 up through July 29, 2026, which is the date that these unaudited condensed consolidated financial statements are available to be issued, other than disclosed events below, there were no any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

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

On July 20, 2026, the Company entered into a SAFE agreement with G-Tech Optoelectronics Corp. for $2,502,800. The terms of this SAFE agreement are substantially the same as those described in Note 17.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aerkomm Japan, Inc., a Japanese company and wholly-owned subsidiary of Aerkomm; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom, Aircom Taiwan, or Aircom Beijing.

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

On March 11, 2026, Aerkomm Taiwan completed the previously announced merger (the “Merger”) with Ejectt. Before consummation of the Merger, Aerkomm Taiwan was owned 48.65% by the Company but was treated by the Company as a consolidated subsidiary because the Company had de facto voting, governance and economic control of Aerkomm Taiwan. As previously announced, on July 28, 2023, Aerkomm Taiwan and Ejectt signed a non-binding letter of intent with respect to a possible merger between Aerkomm Taiwan and Ejectt. At a January 30, 2024 meeting of the shareholders of Aerkomm Taiwan, the shareholders approved pursuing a merger with Ejectt, under which Aerkomm Taiwan would be the surviving company, and an offer of merger was delivered to Ejectt on February 1, 2024. The proposed merger was approved by the respective shareholders of Aerkomm Taiwan and Ejectt in shareholder meetings held on May 23, 2024 and an Agreement and Plan of Merger (the “Merger Agreement”) was signed by the two companies effective as of that date.

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

Results of Operations

The discussion below relates to our two three months periods ended on March 31, 2026 and 2025.

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Sales	$-	$-	$-	-%
Cost of sales	-	-	-	-%
Operating expenses	2,876,468	3,079,484	(203,016)	(6.6)%
Loss from operations	(2,876,468)	(3,079,484)	203,016	(6.6)%
Net non-operating income (loss)	7,666,775	(599,248)	8,266,023	(1,379.4)%
Income (loss) before income taxes	4,790,307	(3,678,732)	8,469,039	(230.2)%
Income tax expense	-	-	-	-%
Net income (loss)	4,790,307	(3,678,732)	8,469,039	(230.2)%
Other comprehensive income (loss)	711,200	(550,029)	1,261,229	(229.3)%
Total comprehensive income (loss)	$5,501,507	$(4,228,761)	$9,730,268	(230.1)%

Revenue. Our total revenue was $0 for the three months ended March 31, 2026 and 2025, as we did not recognize any revenue during either period.

Cost of sales. We did not incur any cost of sales for the three months ended March 31, 2026 and 2025.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $203,016 to $2,876,468 for the three months ended March 31, 2026, from $3,079,484 for the three months ended March 31, 2025. Such operating expense decrease was mainly due to the decrease in stock-based compensation and professional fee in the amount of $373,699 and $107,086, respectively, which was offset by the increase in other operation expenses and salaries expense in the amount of $164,239 and $87,704, respectively.

Net non-operating income ( loss). We had $7,666,775 net non-operating income and $599,248 net non-operating loss for three months ended March 31, 2026, and 2025, respectively. Net non-operating income for the three months ended March 31, 2026, primarily consisted of interest expense of $255,823, decreased from change in fair value of SAFE liabilities of $120,000, loss from deconsolidation of subsidiaries of $393,452, and gain on remeasurement of retained investment upon deconsolidation of $8,332,715.

Income (loss) before income taxes. Our income before income tax is $4,790,307 for the three months ended March 31, 2026, as compared to the loss of $3,678,732 for the three months ended March 31, 2025, an increase of $8,469,039, or 230.2%, as a result of the factors described above.

Income tax expense. Income tax expense for the three months ended March 31, 2026, and 2025 were nil. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive income (loss). As a result of the cumulative effect of the factors described above, our total comprehensive income (loss) increased by $9,730,268, or 230.1%, to $5,501,507 total comprehensive income for the three months ended March 31, 2026, from $4,228,761 total comprehensive loss for the three months ended March 31, 2025.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of March 31, 2026, we had cash and restricted cash of $189,036. Our working capital deficit was $83,351,198 and accumulated deficit of $120,158,921 as of March 31, 2026. These conditions give rise to substantial doubt and uncertainty regarding our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of March 31, 2026, we had received Loans totaling NT$131,219,729 (approximately $4.1 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,905,781 of the $20 million in aggregate loan commitments from the two Lenders was still available as of March 31, 2026.

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

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of March 31, 2026, we expect approximately $23.2 million convertible notes and approximately $9.9 million SAFE can be converted into equity upon Merger.

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

We believe it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. This assessment considers our current available cash, approximately $15.9 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $33.1 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the our capital resources and reduce cash obligations. We also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, we believe its working capital will be adequate to sustain our operations for the next twelve months.

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

The following table provides detailed information about our net cash flow:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in) operating activities	$196,315	$(590,312)
Net cash (used in) provided by investing activities	(153,633)	5,077
Net cash provided by financing activities	27,601	523,223
Net increase (decrease) in cash and restricted cash	70,283	(62,012)
Cash and restricted cash at beginning of period	72,579	109,227
Foreign currency translation effect on cash and restricted cash	46,174	57,909
Cash and restricted cash at end of period	$189,036	$105,124

Operating Activities

Net cash provided by operating activities was $196,315 for the three months ended March 31, 2026, as compared to net cash used in operating activities of $590,312 for the three months ended March 31, 2025. In addition to the net income of $4,790,307, the increase in net cash provided by operating activities during the three months ended March 31, 2026 was mainly due to the increased in other payable of $1,595,525 and accrued expenses of $909,729, offset by decreased in non-cash items of $7,092,488, which consisted of gain from long-term investment and change in fair value of SAFE liabilities. The increase was also offset by decrease in operating lease liability of $60,644.

Net cash used in operating activities was $590,312 for the three months ended March 31, 2025, as compared to $3,537,498 for the three months ended March 31, 2024. In addition to the net loss of $3,678,732, the decrease in net cash used in operating activities during the three months ended March 31, 2025 was mainly due to the increased in prepaid expenses of $32,811, other receivable of $1,962, other current assets of $1,032 and operating lease liability of $7,327, respectively, offset by decreased in deposits of $6,798 and non-cash items of $1,479,591 which consisted of depreciation and amortization, stock-based compensation, non-cash R&D expense, change in fair value of SAFE liabilities, and loss in disposal of subsidiaries. The decrease was also offset by increase in accrued expenses, other payable and other payable-related parties of $625,963, $942,827 and $76,373, respectively.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2026 was $153,633 as compared to net cash provided by investing activities of $5,077 for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 was mainly due to the disbursement for other receivable - related parties loans of $144,360, cash outflow from disposal of subsidiaries of $8,280 and purchase of property and equipment of $993.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $27,601 as compared to $523,223 for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 was mainly attributable to the proceeds from short-term loan of $168,141, and offset by repayment of short-term loan of $140,540.

Net cash provided by financing activities for the three months ended March 31, 2025 was $523,223 as compared to net cash used in financing activities of $4,353,154 for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 was mainly attributable to the proceeds from short-term loan of $556,149, and offset by repayment of short-term loan of $32,926.

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

Capital expenditures for the three months ended March 31, 2026 and 2025 were $993 and $0, respectively.

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

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 16, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of March 31, 2026, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $9,900,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $12.06, a risk-free rate of 3.97%, and an annualized volatility of 48.3%. The Company had received aggregate proceeds of $8,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three months ended March 31, 2026, was ($120,000).

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

Management subsequently evaluated goodwill associated with acquisitions completed after 2023 and determined that no impairment existed for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, goodwill was $4,573,819.

Impairment of long-term investment.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three months ended March 31, 2026 and 2025, the Company recorded no impairment charges for its investments.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2026.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on May 28, 2026, our disclosure controls and procedures were not effective.

As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2026 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on May 28, 2026.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on May 28, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

Date: July 29, 2026	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)