Form 10-Q
period 2026-06-30
Aerkomm Inc.
filed 2026-09-18
CIK 1590496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of September 18, 2026, there were 19,653,886 shares of the registrant’s common stock issued and outstanding.

AERKOMM INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

i

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$83,513	$55,285
Inventories, net	949,136	969,039
Prepaid expenses	188,973	226,714
Other receivable - related parties	2,270,563	4,124,080
Other receivable	408,124	458,824
Deferred merger transaction costs	614,880	614,880
Other current assets	95,622	99,796
Total Current Assets	4,610,811	6,548,618

NON-CURRENT ASSETS
Long-term investment, net	21,938,990	1,926,414
Property and equipment, net	4,061,109	1,314,590
Intangible asset, net	9,004,043	9,625,746
Construction in progress	-	3,665,923
Prepayment for land	40,354,232	40,424,276
Right of use assets, net	279,478	404,637
Prepayment for equipment and intangible assets – customer projects – related parties	736,027	736,027
Prepayment for equipment and intangible assets – customer projects	279,710	279,710
Restricted cash	17,294	17,294
Deposits	208,938	451,225
Goodwill	4,573,819	4,573,819
Total Non-Current Assets	81,453,640	63,419,661

Total Assets	$86,064,451	$69,968,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$7,627,143	$8,084,409
Convertible long-term note payable - current	23,173,200	23,173,200
SAFE liabilities	10,130,000	10,020,000
Accounts payable	1,875,930	1,876,004
Accrued expenses	14,857,397	12,847,788
Other payable - related parties	11,488,106	1,302,278
Other payable	15,552,230	13,393,328
Prepayment from customer - related party	4,674,740	5,452,206
Contract liability - current	762,000	762,000
Lease liabilities - current	120,537	176,873
Total Current Liabilities	90,261,283	77,088,086

NON-CURRENT LIABILITIES
Lease liabilities - non-current	158,941	227,765
Total Non-Current Liabilities	158,941	227,765

Total Liabilities	90,420,224	77,315,851

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common Stock, $0.001 par value,90,000,000 shares authorized, 19,653,886 shares issued and outstanding as of June 30, 2026 and December 31, 2025	19,653	19,653
Additional paid-in capital	117,750,008	117,527,066
Accumulated deficit	(122,587,365)	(124,949,228)
Accumulated other comprehensive income	461,931	54,937
Total Stockholders’ Deficit	(4,355,773)	(7,347,572)

Noncontrolling interests
Total Stockholders’ Deficit	(4,355,773)	(7,347,572)

Total Liabilities and Stockholders’ Deficit	$86,064,451	$69,968,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$28,454	$-	$28,454	$-
Total Sales	28,454	-	28,454	-

Cost of goods sold	19,733	-	19,733	-
Total Cost of Goods Sold	19,733	-	19,733	-

Gross profit	8,721	-	8,721	-

Operating expenses	2,480,668	3,312,943	5,357,136	6,392,427

LOSS FROM OPERATIONS	(2,471,947)	(3,312,943)	(5,348,415)	(6,392,427)

NON - OPERATING INCOME (LOSS)
Foreign currency exchange income (loss)	51,465	(1,268,040)	14,273	(1,318,654)
Other income	21,305	2,118	59,521	5,159
Interest expense	(256,719)	(267,341)	(512,542)	(534,570)
Change in SAFE liabilities	(230,000)	(160,000)	(110,000)	(210,000)
Loss from deconsolidation of subsidiaries	-	-	(393,452)	(234,454)
Gain on remeasurement of retained investment upon deconsolidation	-	-	8,332,715	-
Gain from long-term investment	508,775	-	419,648	-
Other (loss) income, net	(48,923)	90	(97,485)	98
Net non - operating income (loss)	45,903	(1,693,173)	7,712,678	(2,292,421)

(LOSS) INCOME BEFORE INCOME TAXES	(2,426,044)	(5,006,116)	2,364,263	(8,684,848)

INCOME TAX EXPENSE	2,400	2,400	2,400	2,400

NET (LOSS) INCOME	$(2,428,444)	$(5,008,516)	$2,361,863	$(8,687,248)

OTHER COMPREHENSIVE (LOSS) INCOME
Change in foreign currency translation adjustments	100,315	1,308,972	811,515	758,943

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,328,129)	$(3,699,544)	$3,173,378	$(7,928,305)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	(0.12)	(0.26)	0.12	(0.45)
Diluted	(0.12)	(0.26)	0.10	(0.45)

Weighted Average Shares Outstanding - Basic	19,653,886	19,638,849	19,653,886	19,127,197
Weighted Average Shares Outstanding - Diluted	19,653,886	19,638,849	23,516,086	19,127,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2026

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	(Loss) income	Total
BALANCE, December 31, 2025	19,653,886	$19,653	$117,527,066	$-	$(124,949,228)	$54,937	$(7,347,572)
Stock compensation expense	-	-	217,876	-	-	-	217,876
Net income for the period	-	-	-	-	4,790,307	-	4,790,307
Deconsolidation of subsidiaries	-	-	-	-	-	(404,521)	(404,521)
Foreign currency translation adjustments	-	-	-	-	-	711,200	711,200
BALANCE, March 31, 2026	19,653,886	$19,653	$117,744,942	$-	$(120,158,921)	$361,616	$(2,032,710)
Stock compensation expense	-	-	5,066	-	-	-	5,066
Net loss for the period	-	-	-	-	(2,428,444)	-	(2,428,444)
Foreign currency translation adjustments	-	-	-	-	-	100,315	100,315
BALANCE, June 30, 2026	19,653,886	$19,653	$117,750,008	$-	$(122,587,365)	$461,931	$(4,355,773)

For the six months ended June 30, 2025

	Common stock		Additional paid in	Subscribed	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Capital	Deficit	(Loss) income	Total
BALANCE, December 31, 2024	18,352,613	$18,352	$114,391,555	$527,783	$(106,674,555)	$(65,944)	$8,197,191
Issuance of common stock	109,280	109	527,674	(527,783)	-	-	-
Cashless exercise of stock options	1,176,956	1,177	(1,177)	-	-	-	-
Stock compensation expense	-	-	591,575	-	-	-	591,575
Net loss for the period	-	-	-	-	(3,678,732)	-	(3,678,732)
Deconsolidation of subsidiaries	-	-	-	-	-	25,298	25,298
Foreign currency translation adjustments	-	-	-	-	-	(550,029)	(550,029)
BALANCE, March 31, 2025	19,638,849	$19,638	$115,509,627	$-	$(110,353,287)	$(590,675)	$4,585,303
Stock compensation expense	-	-	605,688	-	-	-	605,688
Net loss for the period	-	-	-	-	(5,008,516)	-	(5,008,516)
Foreign currency translation adjustments	-	-	-	-	-	1,308,972	1,308,972
BALANCE, June 30, 2025	19,638,849	$19,638	116,115,315	$-	$(115,361,803)	$718,297	$1,491,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERKOMM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,361,863	$(8,687,248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,125,244	1,136,272
Amortization of right of use assets	114,136	60,222
Stock-based compensation	222,942	1,197,263
Loss from disposal equipment	403	-
Change in fair value of SAFE liabilities	110,000	210,000
Loss from deconsolidation of subsidiaries	393,452	234,454
Gain on remeasurement of retained investment upon deconsolidation	(8,332,715)	-
Gain from long-term investment	(419,648)	-
Change in operating assets and liabilities:
Inventories	19,733	-
Prepaid expenses	31,230	(41,196)
Other receivable	(74,116)	(50,186)
Other current assets	622	(2,336)
Deposits	-	(9,495)
Accounts payable	-	(300,000)
Accrued expenses	2,179,641	1,483,250
Prepayment from customer – related party	-	36,300
Other payable	2,224,693	939,378
Other payable – related parties	24,209	134,941
Operating lease liability	(114,136)	(15,594)
Net cash used in operating activities	(132,447)	(3,673,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursement for other receivable-related parties loans	(140,347)	(88,903)
Proceeds from other receivable-related parties loans	-	203,284
Cash outflow from disposal of subsidiaries	(8,284)	(2,738)
Purchase of property and equipment	(985)	-
Net cash (used in) provided by investing activities	(149,616)	111,643

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(140,602)	(221,991)
Proceeds from short-term loan	347,430	985,004
Proceeds from SAFE notes	-	1,500,000
Net cash provided by financing activities	206,828	2,263,013

Net Decrease in Cash and Restricted Cash	(75,235)	(1,299,319)

CASH AND RESTRICTED CASH, beginning of Period	72,579	109,227

Foreign Currency Translation Effect on Cash and Restricted Cash	103,463	1,320,561

CASH AND RESTRICTED CASH, end of Period	$100,807	$130,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash	$83,513	$115,216
Restricted cash	17,294	15,253
Total	$100,807	$130,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,400	$2,400
Cash paid during the period for interest	$37,560	$459

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$-	$527,783
Cashless exercise of stock options	$-	$1,177

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

On December 31, 2014, Aircom acquired a newly incorporated subsidiary, Aircom Pacific Ltd. (“Aircom Seychelles”), a corporation formed under the laws of the Republic of Seychelles. On November 8, 2021, Aircom Seychelles changed its name to Aerkomm SY Ltd. (“Aerkomm SY”), and the ownership was transferred from Aircom to Aerkomm. Aerkomm SY was formed to facilitate Aircom’s global corporate structure for both business operations and tax planning. Presently, Aerkomm SY has no operations. Aerkomm is working with corporate and tax advisers in finalizing its global corporate structure and has not yet concluded its final plan.

On December 15, 2016, Aircom acquired a wholly owned subsidiary, Aircom Japan, Inc. (“Aircom Japan”), a corporation formed under the laws of Japan. On November 9, 2021, Aircom Japan changed its name to Aerkomm Japan, Inc. (“Aerkomm Japan”) and its ownership was transferred from Aircom to Aerkomm. The purpose of Aerkomm Japan is to conduct business development and operations located within Japan. Aerkomm Japan is in the process of applying for, and intends to be the holder of, a Satellite Communication Blanket License in Japan, which is necessary for Aerkomm to provide services within Japan. Aerkomm Japan also provides local support to airlines operating within the territory of Japan.

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

On November 15, 2018, Aircom Taiwan acquired a wholly owned subsidiary, Beijing Yatai Communication Co., Ltd. (“Beijing Yatai”), a corporation formed under the laws of China. The purpose of Beijing Yatai is to conduct Aircom’s business and operations in China. Presently, its primary function is business development, both with respect to airlines as well as content providers and advertisement partners based in China as most business conducted in China requires a local registered company. Beijing Yatai is also actively seeking strategic partnerships whom Aircom may leverage in order to provide more and better services to its customers. Aircom also plans to provide local support to China-based airlines via Beijing Yatai and teleports located in China. On November 6, 2020, 100% ownership of Beijing Yatai was transferred from Aircom Taiwan to Aerkomm Taiwan.

On October 31, 2019, Aerkomm SY established a new wholly owned subsidiary, Aerkomm Pacific Limited (“Aerkomm Malta”), a corporation formed under the laws of Malta. The purpose of Aerkomm Malta is to conduct Aerkomm’s business and operations and to engage with suppliers and potential airline customers in the European Union.

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

The Company’s organizational structure is as follows:

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

On December 27, 2024, the Ministry of Foreign Affairs of the People’s Republic of China issued Decree No. 16, designating Aerkomm Inc. among several U.S. and foreign companies subject to countermeasures under the Law of the People’s Republic of China on Countering Foreign Sanctions. The decree ordered the freezing of the Company’s properties, assets, and interests within China and prohibited Chinese entities and individuals from conducting transactions or cooperation with the Company. As a result of these sanctions, the Company determined on January 4, 2025, that it had lost operational control over its subsidiaries, Aerkomm HK and Beijing Yatai, whose operations and assets are located in China.

On March 11, 2026, the Company’s subsidiary, Aerkomm Taiwan, completed the previously announced merger with Ejectt (see Note 4). As a result of the merger, the Company’s ownership interest in Aerkomm Taiwan was reduced to 48.65%. The Company determined that it had lost control of Aerkomm Taiwan and, accordingly, deconsolidated Aerkomm Taiwan as of March 11, 2026.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As result of the Company’s primary operations being in the area of research and development of communication equipment in the aerospace industry that is still in the testing phases, The Company has not yet been able to generate sustainable recurring revenue from the sales of its products as it has only achieved limited sales; however, the Company does believe that it has made significant progress towards gaining approval from the U.S. Federal Aviation Administration (“FAA”) and other regulatory agencies, but success is not guaranteed.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. As of June 30, 2026, the Company had cash and restricted cash of $100,807. The Company’s working capital deficit was approximately $85.7 million, and the accumulated deficit was $122.6 million as of June 30, 2026. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

In addition to the foregoing, on March 1, 2023, the Company entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support the Company, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of June 30, 2026, from one of the Lenders under the Loan Commitment the Company did not have any loans and the Company had received Loans totaling NT$131,219,729 and JPY 8,900,000 (approximately $4.2 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,825,339 of the $20 million in aggregate loan commitments from the two Lenders was still available as of June 30, 2026.

In connection with the planned Merger with IXAQ, the Company has obtained $35 million in private investment in public equity (“PIPE”) investment commitments to be funded before closing of the Merger. Further, the Company and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to the Company (including attaining research coverage, assisting in road-shows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by the Company. In connection with the arrangement with Benchmark, the Company is targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $9.1 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

The Company’s ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of June 30, 2026, the Company expects approximately $23.2 million convertible notes and approximately $10.1 million SAFE can be converted into equity upon Merger.

The Company believes it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. This assessment considers the Company’s current available cash, approximately $15.8 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $33.3 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen the Company’s capital resources and reduce cash obligations. The Company also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, and continued disciplined management of hiring and other investments. Based on these factors, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

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

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s unaudited financial position as of June 30, 2026 and the results of operations and cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these six-month periods are unaudited. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or other future year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash in banks. As of June 30, 2026 and December 31, 2025, the Company’s cash balances held in U.S. banking institutions did not exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The balance of cash deposited in foreign financial institutions exceeding the amount insured by local insurance is approximately $4,800 as of June 30, 2026 and December 31, 2025.

The Company performs ongoing credit evaluation of its customers and requires no collateral. An allowance for credit loss and doubtful accounts is provided based on a review of the collectability of accounts receivable and other receivables, respectively. The Company determines the amount of allowance for credit loss and doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from management’s estimates.

Deconsolidation

Upon the loss of control, the Company derecognizes the assets and liabilities of the subsidiary, any non-controlling interests and the other components of equity related to the subsidiary. Any surplus or deficit arising on the loss of control is recognized in profit or loss. If the Company retains any interest in the previous subsidiary, then such interest is measured at fair value at the date that control is lost. Subsequently, it is accounted for as an equity-accounted investee or as a cost method investment depending on the level of influence retained.

Investment in Equity Securities

According to FASB issued Accounting Standards Updates 2016-01 (ASU 2016-01), it requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value being recorded in current period earnings, impacting net income. For the investments in equity securities without readily determinable fair values, the investments may be recorded at cost, subject to impairment, and adjusted through net income for observable price changes.

Holdings of marketable equity securities with no significant influence over the investee are accounted for using the cost method. Marketable equity security costs are initially recognized at fair value plus transaction costs which are directly attributable to the acquisition. The cost of the securities sold is based on the weighted average cost method. Stock dividends from the investment are included to recalculate the cost basis of the investment based on the total number of shares.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 impairment charges for its investments.

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

Accounts receivable

The Company’s accounts receivable are carried at the amounts invoiced to the customer. The risk of credit loss is mitigated by the Company’s credit evaluation process. Receivables are presented as net of an allowance for credit losses. Allowances for expected credit losses are determined based on an assessment of historical experience, the current economic conditions, future expectations of economic conditions, future expectation regarding customer solvency, and other collection factors. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. As of June 30, 2026 and December 31, 2025, the Company had Nil accounts receivable. Allowances for expected credit losses were Nil as of June 30, 2026 and December 31, 2025.

Inventories

Inventories are recorded at the lower of weighted-average cost or net realizable value. The Company assesses the impact of changing technology on its inventory and writes off inventories that are considered obsolete. For the three and six months ended June 30, 2026 and 2025, the Company recognized no impairment loss in inventories.

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

The Company reviews the carrying amount of property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It determined that there was no impairment loss for the three and six months ended June 30, 2026 and 2025.

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

Management evaluated the potential future economic benefits associated with acquisitions completed after 2023 and determined that no impairment of goodwill existed for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, goodwill was $4,573,819.

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

Level 2 - Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3 - Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions.

The carrying amounts of the Company’s cash and restricted cash, accounts receivable, other receivable, prepaid expenses, accounts payable, short-term loan, accrued expense, accrued unpaid salaries, prepayment from customer, and other payable approximated their fair value due to the short-term nature of these financial instruments. The Company’s long-term bonds payable, long-term note payable, and lease payable approximated the carrying amount as their interest rates are considered approximately equal to the current rates for comparable loans and leases, respectively. The Company believes that the fair value of its long-term investment approximates its carrying amount based on management’s best estimate, given the investment’s restricted nature.

The following table sets forth, by level within the fair value hierarchy, our financial asset that was accounted for at fair value on a nonrecurring basis as of March 11, 2026:

	Carrying Value at March 11,	Fair Value Measurement at March 11, 2026
	2026	Level 1	Level 2	Level 3
	(Unaudited)		(Unaudited)
Long-term investment – Aerkomm Taiwan	$21,004,976	$-	$-	$21,004,976

The following tables set forth, by level within the fair value hierarchy, our financial liability that was accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2026
	2026	Level 1	Level 2	Level 3
	(Unaudited)		(Unaudited)
SAFE liability	$10,130,000	$-	$-	$10,130,000

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2025
	2025	Level 1	Level 2	Level 3

SAFE liability	$10,020,000	$-	$-	$10,020,000

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

SAFE liability
Ending balance as of December 31, 2024	$5,410,000
Issuance of SAFE notes	4,000,000
Change in fair value of contingent consideration for acquisition	610,000
Ending balance as of December 31, 2025	$10,020,000
Issuance of SAFE notes	-
Change in fair value	110,000
Ending balance as of June 30, 2026 (Unaudited)	$10,130,000

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. The Company operates and reports in one segment (“Defense and Aerospace Systems”) related to the delivery and sale of communications and sensing equipment and systems and the provision of technical support services for defense and aerospace applications to the public and private sectors. The Company generates revenues, earnings, net income, and cash flows through the single segment. The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial responsibility. The results of the reportable segment are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are in conformity with accounting principles generally accepted in the United States. Management measures the performance of the segment on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenue less the related costs of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, the segment. The CODM assesses performance for the Defense and Aerospace Systems segment and decides how to better allocate resources based on the segment strategy and net income (losses) that are reported on the Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial result.

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

Disaggregated information of revenues by products/services are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of ground antenna units (1)	$28,454	$-	$28,454	$-
Total Revenues	$28,454	$-	$28,454	$-

(1)	Revenue recognized at a point in time.

Disaggregated information of revenues by regions are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Japan	$28,454	$-	$28,454	$-
Total	$28,454	$-	$28,454	$-

The Company recognizes advance payments from its customers prior to revenue recognition as contract liability or prepayment from customer-related parties until the revenue recognition performance obligations are met.

As of June 30, 2026 and December 31, 2025, the Company did not have any contract assets.

Deferred merger transaction costs

Deferred merger transaction costs consist primarily of legal, underwriting, and other professional fees that are directly attributable to the Merger. These costs are deferred pending consummation of the Merger. Upon consummation, such costs will be accounted for as part of the Merger transaction, as applicable. If the Merger is not consummated, the deferred merger transaction costs will be charged to expense in the period the Merger is determined to be unsuccessful. As of June 30, 2026 and December 31, 2025, the deferred merger transaction costs were $614,880.

Research and Development cost

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including third-party development costs, mainly in product development, are charged to expenses as incurred. Research and development costs for the three and six months ended June 30, 2026 were $0 and $628, compared to $0 and $0, for the same periods in 2025, respectively.

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

Translation Adjustments

If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported under other comprehensive loss as a separate component of stockholders’ deficit.

(Loss) Income Per Share

Basic (loss) income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock warrants and outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan. Dilutive equivalent shares are excluded from the computation of diluted (loss) income per share if their effects would be anti-dilutive. Common stock issuable upon the conversion of the stock options and warrants are using the treasury stock method. Common stock issuable in connection with the Company’s convertible notes are using the if-converted method. For the six months ended June 30, 2026 and 2025, the Company had 6,742,998 and 6,639,741 potentially dilutive common stock equivalents, respectively, primarily stock options and warrants. These common stock equivalents were not included in the calculation as the effect would be anti-dilutive. The Company also had 3,862,200 potentially dilutive common stock equivalents in connection with the convertible notes (see Note 16), which were included in the calculation of diluted income per share for the six months ended June 30, 2026.

NOTE 3 - Recent Accounting Pronouncements

Recently issued accounting standards which have not yet been adopted.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the unaudited condensed consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheet, statements of (loss) income and comprehensive (loss) income and statements of cash flows.

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

On March 11, 2026, Aerkomm Taiwan received official approval from the Taiwan Depository & Clearing Corporation and completed its merger with Ejectt. Upon completion of the merger, Ejectt’s shares were canceled, and new shares of Aerkomm Taiwan were issued to the former shareholders of Ejectt. As a result, the Company collectively holds a 48.65% ownership interest in Aerkomm Taiwan, consisting of (i) 30,501,000 shares (26.5%) held directly by the Company and (ii) 25,500,000 shares (22.15%) held by dMobile System Co., Ltd., the real party in interest of whom is the Company, subject to dMobile’s payment to the Company for such shares (see Note 1 and Note 23). Following the completion of the merger, the completion of share exchange procedures, and the issuance of new shares to the shareholders on March 11, 2026, the Company determined that it no longer has a controlling financial interest in Aerkomm Taiwan and, accordingly, lost control of Aerkomm Taiwan on March 11, 2026, which represents the deconsolidation date for accounting purposes. The unaudited condensed consolidated statement of operations for the six months ended June 30, 2026, therefore includes activity related to Aerkomm Taiwan prior to March 11, 2026; the assets and liabilities of Aerkomm Taiwan were no longer included within the unaudited condensed consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with Aerkomm Taiwan are referring to the periods prior to March 11, 2026. Upon deconsolidation, the Company remeasured its retained investment in Aerkomm Taiwan at fair value and recognized a gain on the remeasurement and a loss on deconsolidation, as follows:

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

The deconsolidation of Aerkomm HK, Beijing Yatai and Aerkomm Taiwan, Inc did not have a material impact on the Company’s overall operations.

NOTE 5 - Inventories, net

As of June 30, 2026 and December 31, 2025, inventories consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Satellite equipment for sale under development	$987,630	$1,007,533
Less: impairment loss on inventories	38,494	38,494
Inventories, net	$949,136	$969,039

The write-down of potential obsolete inventories is recorded based on management’s assumptions about future demands and market conditions. For the three and six months ended June 30, 2026 and 2025, the Company did not record any write-down of obsolete inventory.

NOTE 6 - Prepaid Expenses and Prepayments for Equipment and Intangible Assets

As of June 30, 2026 and December 31, 2025, prepaid expenses consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Prepaid professional expense	$111,300	$107,823
Others	77,673	118,891
Prepaid expenses total	$188,973	$226,714

Prepayment for equipment and intangible assets – customer projects – related parties*	$736,027	$736,027
Prepayment for equipment and intangible assets – customer projects*	$279,710	$279,710

*	These prepayments for equipment and intangible assets are related to ongoing projects.

NOTE 7 - Property and Equipment, Net

As of June 30, 2026 and December 31, 2025, the balances of property and equipment were as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Ground station equipment	$3,250,723	$-
Computer software and equipment	2,827,754	2,832,678
Satellite equipment	275,410	275,410
Vehicle	337,633	344,436
Leasehold improvement	60,296	60,296
Furniture and fixture	30,661	30,694
Subtotal	6,782,477	3,543,514
Accumulated depreciation	(2,721,368)	(2,228,924)
Net	4,061,109	1,314,590
Construction in progress	-	3,665,923
Prepayments - land	40,354,232	40,424,276
Total	$44,415,341	$45,404,789

On July 10, 2018, the Company entered into a real estate sale contract (the “Land Purchase Contract”) with Tsai Ming-Yin (the “Seller”) with respect to the acquisition of a parcel of land located in Taiwan. The land is expected to be used to build a satellite ground station and data center. Pursuant to the terms of the Land Purchase Contract, and subsequent amendments on July 30, 2018, September 4, 2018, November 2, 2018 and January 3, 2019, the Company paid to the seller in installments, prepayments of $34,678,185 (NT$1,056,297,507) in total. The estimated commission payable for the land purchase in the amount of NT$42,251,900 (approximately $1,326,590 and $1,346,889 as of June 30, 2026 and December 31, 2025, respectively) was recorded to the cost of land. The company is also under the discussion of extending the commission payable to December 31, 2023. According to the amended Land Purchase Contract dated November 10, 2020, the transaction may be terminated at any time by both the buyer and the seller and agreed by all parties if the Company is unable to obtain the qualified satellite license issued by Taiwan authority before July 31, 2021. As of June 30, 2026, the title of the land has not been transferred to the Company as the qualified license applications are still in progress with the Taiwan National Communications Commission (“NCC”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is in the stage of applying for approval of its operation plan and network plan with NCC before proceeding to the final stage of network installation, public telecommunications reporting, and obtaining the frequency usage certificate.

On November 15, 2022, the Company entered into two real estate sale contracts (the “Land Purchase Contracts 2”) with Hsu Rong-Tang (the “Seller 2”) with respect to the acquisition by Aircom Telecom of a parcel of land and property located in Taiwan. The land is expected to be used for Aerkomm’s future projects. As of June 30, 2026, the Company paid to the Seller 2 installments of refundable prepayments of NT$145,800,000 (approximately $4,577,708 as of June 30, 2026) in total.

On January 4, 2025, the Company lost control of and access to the ground station equipment located in Hong Kong. Accordingly, the Company derecognized the fully depreciated related equipment of approximately $1.9 million as of June 30, 2026 and December 31, 2025.

During the first quarter of 2026, approximately $3.7 million construction in progress associated with ground station equipment was placed in service and reclassified to ground station equipment.

Depreciation expense was $507,315 and $261,889 for the six months ended June 30, 2026 and 2025, respectively.

Depreciation expense was $215,440 and $127,915 for the three months ended June 30, 2026 and 2025, respectively.

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

Following the completion of the merger and the resulting change in ownership structure, the Company determined that it no longer had a controlling financial interest in Aerkomm Taiwan and therefore deconsolidated Aerkomm Taiwan effective March 11, 2026 (see Note 4). Upon deconsolidation, the Company initially measured its retained investment in Aerkomm Taiwan at fair value and subsequently accounted for the investment under the equity method of accounting. On March 11, 2026, the Company recognized a gain on its retained investment of $8,332,715, representing the excess of the fair value over the carrying value of its retained investment in Aerkomm Taiwan, and a loss on deconsolidation of $393,452. The fair value of the retained investment on March 11, 2026 was $21,004,976, based on the per share fair value of Aerkomm Taiwan as of that date, as determined based on a valuation performed by an independent third-party valuation firm. The valuation was determined using P/B ratio under market approach, reflecting three scenarios with 29.0%, 32.0%, and 35.0% discount for lack of liquidity, respectively. The valuation methodology incorporates unobservable inputs based on management’s best estimates of the inputs that market participants would use in pricing the asset or liability as of the measurement date, which are consistent with a Level 3 input within the fair value hierarchy. For the period from March 12, 2026 through June 30, 2026, the Company recognized its proportionate share of Aerkomm Taiwan’s net income of $419,648.

-Investment in Shinbao

On September 30, 2022, the Company entered into a stock purchase agreement to purchase common stock of Shinbao in a total amount of NT$95,000,000 (approximately $2,897,225) for Shinbao’s 7,500,000 shares (25% of total shares). The Company paid NT$35,000,000 (approximately $1,098,901 and $1,115,716, as of June 30, 2026 and December 31, 2025, respectively) as downpayment. During the year ended December 31, 2024, the Company reviews several factors and determined that the decline in value of the prepaid investment in Shinbao was other-than-temporary and recognized an impairment of NT$17,647,368 (approximately US$0.6 million). As of June 30, 2026, the transaction has not been completed, and the Company does not hold any equity interest in Shinbao. Shinbao is a privately-held company in Taiwan. As of June 30, 2026, the value of prepaid investment in Shinbao was NT$17,352,632 (approximately US$0.5 million). For the three and six months ended June 30, 2026 and 2025, the Company recorded impairments of $0 against prepaid investment in Shinbao.

As of June 30, 2026 and December 31, 2025, the long-term investment was as follows:

	Investment in Aerkomm Taiwan	Investment in Shinbao	Total
January 1, 2025	$1,598,044	$529,205	$2,127,249
Impairment	(299,069)	-	(299,069)
Exchange rate adjustment	74,279	23,955	98,234
December 31, 2025	1,373,254	553,160	1,926,414
Derecognition of investment in Ejectt upon merger	(1,373,254)	-	(1,373,254)
Fair value of retained investment in Aerkomm Taiwan upon deconsolidation	21,004,976	-	21,004,976
Gain from investment	419,648	-	419,648
Exchange rate adjustment	(30,458)	(8,336)	(38,794)
June 30, 2026 (Unaudited)	$21,394,166	544,824	21,938,990

NOTE 9 - Intangible Asset, Net

As of June 30, 2026 and December 31, 2025, the cost and accumulated amortization for intangible asset were as follows:

	Satellite System Software	Accumulated Amortization	Net
January 1, 2025	$17,398,145	(6,118,252)	11,279,893
Addition	-	(1,667,419)	(1,667,419)
Exchange rate adjustment	15,668	(2,396)	13,272
December 31, 2025	17,413,813	$(7,788,067)	$9,625,746
Addition	-	(617,929)	(617,929)
Exchange rate adjustment	(5,452)	1,678	(3,774)
June 30, 2026 (Unaudited)	$17,408,361	(8,404,318)	9,004,043

Amortization expense was $617,929 and $876,460 for each of the six months ended June 30, 2026 and 2025.

Amortization expense was $310,676 and $437,342 for each of the three months ended June 30, 2026 and 2025.

The following table sets forth the Company’s amortization expense for the next five years end:

Amortization
expenses
Twelve months ending June 30, 2027	$1,245,836
Twelve months ending June 30, 2028	1,245,836
Twelve months ending June 30, 2029	1,245,836
Twelve months ending June 30, 2030	1,245,836
Twelve months ending June 30, 2031	1,245,836
Thereafter	2,774,863
Total	$9,004,043

Note 10 - Goodwill

As of June 30, 2026 and December 31, 2025, the goodwill were as follows:

	Gross Goodwill	Accumulated Impairment	Net
January 1, 2025	$9,134,856	$(4,561,037)	$4,573,819
Addition	-	-	-
December 31, 2025	9,134,856	(4,561,037)	4,573,819
Addition	-	-	-
June 30, 2026 (Unaudited)	$9,134,856	$(4,561,037)	$4,573,819

There is no impairment loss on goodwill that was recognized for the three and six months ended June 30, 2026 and 2025 for all past merger activities.

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

Management has evaluated that the potential benefits of the acquisitions and decided that there was no impairment on goodwill for the six months ended June 30, 2026, after performing a goodwill impairment test considering both qualitative factors and quantitative analyses.

NOTE 11 - Other Payable

Nature	June 30, 2026	December 31, 2025
	(Unaudited)
Outside service, professional, and consultant fee	$5,230,210	$5,105,446
Land commission payable	1,288,561	1,288,561
Interest payable	3,373,028	2,902,497
Bonus, health insurance, and payroll taxes	1,728,442	1,636,769
R&D supplies	672,149	672,149
Employee reimbursement	277,927	277,927
Office expense	222,292	306,978
Disputed accounts payable*	181,905	191,266
Strategic development deposit**	1,450,000	-
Others	1,127,716	1,011,735
Total other payable	$15,552,230	$13,393,328

*	On March 17, 2026, Aircom Telecom and Cybernet Systems Taiwan Co., Ltd (“Cybernet”), who provided software license to Aircom Telecom, reached a settlement regarding accounts payable of NTD 10,278,850 (approximately $0.3 million) owed by Aircom Telecom to Cybernet. Under the terms of the settlement, the Aircom Telecom agreed to settle the obligation by paying NTD 6,000,000 (approximately $0.2 million) in installments, resulting in a gain of NTD 4,278,850 (approximately $0.1 million).

**	In December 2025, the Company entered into a strategic development agreement with G-TECH Optoelectronics Corporation (“GTOC”) to establish a framework for potential cooperation solely in support of defense programs led by United States Department of Defense and/or the Department of War, with any cooperation involving allied or partner authorities. In March 2026, the Company and GTOC entered into supplemental agreement NO.1 (“Supplemental Agreement”) for the research, development, testing, qualification and potential commercialization of glass-based conformal antenna system intended for aerospace, defense and national security applications. Under the terms of the Supplemental Agreement, GTOC will provide a strategic development deposit totaling approximately $1.5 million to the Company, with 50% payable upon execution of the agreement and the remaining 50% payable within seven (7) days following the verification of the Company conformal antenna proposal.

NOTE 12 - Accrued Expenses

The Company notes that $13,124,683 and $11,143,283, from the total accrued expenses balance of $14,857,397 and $12,847,788, as of June 30, 2026 and December 31, 2025, respectively, was related to unpaid salaries due to substantially all of the Company’s employees (including those of the Company’s wholly owned subsidiaries) continuing to perform their duties despite salary deferrals that began for substantially all of the employees in 2023.

NOTE 13 - Operating and Finance Leases

As of June 30, 2026, the Company had two operating leases for office usage remaining.

Lease term and discount rate:

The weighted-average remaining lease term and discount rate related to the leases were as follows:

	June 30, 2026	December 31, 2025
(Unaudited)
Weighted-average remaining lease term
Operating lease	2.24 Years	2.44 Years
Finance lease	- Years	- Years
Weighted-average discount rate
Operating lease	6.00%	6.00%
Finance lease	-%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Operating leases
Right of use assets	279,478	404,637

Lease Liability – current portion	120,537	176,873
Lease Liability – net of current portion	158,941	227,765
Total operating lease liabilities	$279,478	$404,638

The components of lease expense are as follows within the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025:

Operating Leases

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease expense	58,140	32,700	124,414	64,867
Sublease rental income	(1,882)	(2,075)	(3,794)	(4,044)
Net lease expense	$56,258	$30,625	$120,620	$60,823

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease payments

Twelve months ending June 30, 2027	$133,644
Twelve months ending June 30, 2028	132,731
Twelve months ending June 30, 2029	32,445
Total lease payments	$298,820
Less: Imputed interest	19,342
Present value of lease liabilities	$279,478
Current portion	(120,537)
Non-current portion	$158,941

NOTE 14 - Short-term Loan

In June 2021, the Company entered into a loan agreement in the amount of $1,263,823 (NT $40,000,000) with a non-related party. This loan, which carries no interest, was originally set to mature on July 16, 2021, and further renewed the maturity date to March 16, 2023 with update the loan amount to $914,913 (NTD 30,000,000) with no interest. As of June 30, 2026 and December 31, 2025, the outstanding loan balance was $941,915 (NTD 30,000,000) and $956,328 (NTD 30,000,000), respectively. This loan is collateralized by 3,500,000 shares of Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, stock owned by the Company.

The temporary fundings as of June 30, 2026 and December 31, 2025, were $4,174,661 (NTD 131,219,729 and JPY 8,900,000) and $4,200,501 (NTD 131,769,729), respectively. These loans were made by multiple individual lenders arranged by Well Thrive Limited, a shareholder of the Company that entered into an agreement with the Company (and another lender) pursuant to which Well Thrive Limited agreed to provide $10 million in lending to the Company (the “Loan Commitment”). The terms of Well Thrive Limited’s commitment under the Loan Commitment were amended on March 1, 2023 to provide that, to support the Company, Well Thrive Limited would fulfill one-half of its Loan Commitment (thus, $5 million) by making itself, or by arranging from others, loans on an interest free, no fixed maturity date basis. All of the above temporary fundings that has been loaned to the Company by induvial lenders arranged by Well Thrive Limited has been on such basis. The Company plans to repay the temporary fundings as promptly as feasible given its overall obligations and in light of its repayment plans made in light of managing its working capital. The Company is also in discussion with Well Thrive about possible debt equity swaps for the Loans following closing of the planned Merger with IXAQ.

On November 29, 2021, the Company entered into a credit loan agreement (the “Credit Loan Agreement”) with Mega International Commercial Bank Co., Ltd. (“Mega”). Pursuant to the Credit Loan Agreement, Mega agreed to provide a facility of NTD 2,000,000 (approximately USD 62,500). The facility bears interest at an annual rate of 2.9% and is repayable in 48 monthly installments. The agreement includes a one-year grace period during which no payments were required, with repayments commencing in 2022 and scheduled to conclude in 2026. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Credit Loan Agreement was $0 and $14,610, respectively.

On December 2, 2025, the maturity date of the Zero Coupon Bond, the Company repaid $1,792,022 including unpaid interest owed on the bonds, plus any additional accrued interest, by cash and the bank guarantee issued by BG Bank (see Note 15). The Company borrowed $1,782,704 from BG Bank under a guaranteed agreement dated November 26, 2020, pursuant to which BG Bank agreed to settle any remaining balance, including unpaid interest owed on the bonds, on behalf of the Company. The Company is obligated to repay to BG Bank for amounts paid on its behalf, together with interest at annual rate of 5% from the date of payment. In addition, BG Bank charges i) a default penalty at an annual rate of 10% for amounts outstanding for less than six months, or 20% for amounts outstanding for more than six months, and ii) a service fee on the principal at an annual rate of 1%. As of June 30, 2026 and December 31, 2025, the loan under the guaranteed agreement was $1,782,704.

Other than the short-term loan mentioned above, the Company had additional borrowings from several third parties totaling $727,863 and $527,208 as of June 30, 2026 and December 31, 2025, respectively. The Company and the third party customer mutually agreed to offset approximately $28,000 (JPY 4.5 million) of accounts receivable against the related loan payable. Accordingly, the borrowing balance as of June 30, 2026 is presented net of this amount. These loans are interest-free and payable on demand.

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

On December 2, 2025, (i) the Coupon Bond of $200,000 was converted into 15,037 common stocks of the Company with a par value of $0.001 and a conversion price of $13.30 per share. The accrued interest of $37,500 was subsequently paid by cash in January 2026. These 15,037 shares of the Company’s common stock were issued on January 6, 2026; (ii) the Company repaid the Zero Coupon Bonds of $1,792,022 including unpaid interest owed on the bonds, plus any additional accrued interest, through the bank guarantee issued by BG Bank. As of June 30, 2026 and December 31, 2025, the Bonds have been fully settled.

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

The Convertible Note allows for loans to the Company up to an aggregate principal amount of $30,000,000 and acknowledges an aggregate principal amount of $23,173,200 in loans under the Convertible Note outstanding as of June 30, 2026 and December 31, 2025. The Convertible Note carries an annual interest rate of four percent (4%) which was due and payable, along with the principal amount outstanding, on the Convertible Note maturity date, December 7, 2024. The Convertible Note is pre-payable in whole or in part at any time without penalty, on five days’ prior written notice to WPL. In the event of a change of control of the Company (as that term is defined in the Convertible Note), the Convertible Note shall become immediately payable in full. The Convertible Note along with accrued interest of $3,321,033, which is included in other payables as of June 30, 2026, is convertible in whole or in part by WPL at any time into shares of common stock of the Company at a conversion price of $6.00 per share. As of the date of the issuance of these unaudited condensed consolidated financial statements, no further communication has been received from WPL, and accordingly, the outstanding balance remains unpaid with the status and classification of the loan unchanged.

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

As of June 30, 2026 and 2025, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $10,130,000 and $10,020,000, respectively. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation as of June 30, 2026 and December 31, 2025, included an IXAQ stock price of $12.06 and $12.20, a risk-free rate of 4.20% and 3.77%, and an annualized volatility of 50.2% and 50.2%, respectively. The Company has received aggregate proceeds of $8,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three and six months ended June 30, 2026, were $230,000 and $110,000, respectively.

NOTE 18 - Contract Liability

On March 9, 2015, the Company entered into a 10-year purchase agreement with Klingon Aerospace, Inc. (“Klingon”), which was formerly named as Luxe Electronic Co., Ltd. In accordance with the terms of this agreement, Klingon agreed to purchase from the Company an initial order of onboard equipment comprising an onboard system for a purchase price of $909,000, with payments to be made in accordance with a specific milestones schedule. As of June 30, 2026 and December 31, 2025, the Company received $762,000 from Klingon in milestone payments towards the equipment purchase price. As of June 30, 2026, the project remains ongoing, and since the related performance obligations have not yet been fully satisfied, the balance continues to be classified as a contract liability until Klingon’s acceptance. The contract liability represents an advance payment of $762,000 received from Klingon Aerospace under an agreement entered into in 2015. The Company has delivered and installed the ground equipment at the customer’s site; the corresponding satellite was successfully launched on April 29, 2026; the Company is awaiting final customer acceptance upon successful activation of the satellite signal and completion of customary contractual acceptance procedures. As of June 30, 2026, final customer acceptance had yet to be completed; accordingly, the Company had not satisfied all the terms under the contract to meet its performance obligation to recognize revenue. Management is not aware of any disputes, expects the customer acceptance process to be completed within one operating period; therefore, the advance payment continues to be accounted for as an outstanding contract liability.

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

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table presented the income before income taxes for the three and six months ended June 30, 2026 in accordance with the guidance in ASU No. 2023-09:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
	(Unaudited)	(Unaudited)
Domestic	(1,587,272)	1,377,993
Foreign	(838,772)	986,270
Total (loss) income before income taxes	$(2,426,044)	$2,364,263

Income tax expense for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	2,400	2,400	2,400	2,400
State	-	-	-	-
Foreign	-	-	-	-
Total	2,400	2,400	2,400	$2,400

Deferred tax assets as of June 30, 2026 and December 31, 2025 consist approximately of:

	June 30, 2026	December 31, 2025
	(Unaudited)
Net operating loss carryforwards (NOLs)	$20,240,944	$19,273,474
Stock-based compensation expense	5,573,700	5,526,900
Accrued expenses and unpaid expenses payable	2,090,700	1,900,000
Tax credit carryforwards	68,000	68,000
Unrealized exchange losse (gain)	(143,948)	(144,013)
Excess of tax amortization over book amortization	(112,000)	(112,000)
Investment income in subsidiary	(1,757,276)	-
Others	(31,400)	(7,400)
Gross	25,928,720	26,504,961
Valuation allowance	(25,928,720)	(26,504,961)
Net	$-	$-

Management does not believe the deferred tax assets will be utilized in the near future; therefore, a full valuation allowance is provided. The net change in deferred tax assets valuation allowance was an increase of approximately $0.6 million for the six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company had federal NOLs of approximately $8.2 million available to reduce future federal taxable income, expiring in 2037, and additional federal NOLs of approximately $48.4 million and $46.4 million, respectively, were generated and will be carried forward indefinitely to reduce future federal taxable income. As of June 30, 2026 and December 31, 2025, the Company had State NOLs of approximately $30.4 million, available to reduce future state taxable income, expiring in 2042.

As of June 30, 2026 and December 31, 2025, the Company has Japan NOLs of approximately $1.6 million and $1.0 million, respectively, available to reduce future Japan taxable income, expiring in 2031.

As of June 30, 2026 and December 31, 2025, the Company has Taiwan NOLs of approximately $5.6 million and $4.5 million, respectively, available to reduce future Taiwan taxable income, expiring in 2031.

As of June 30, 2026 and December 31, 2025, the Company had $37,000 of federal research and development tax credit, available to offset future federal income tax. The credit begins to expire in 2034 if not utilized. As of June 30, 2026 and December 31, 2025, the Company had $39,000 of California state research and development tax credit available to offset future California state income tax. The credit can be carried forward indefinitely.

The Company’s ability to utilize its federal and state NOLs to offset future income taxes is subject to restrictions resulting from its prior change in ownership as defined by Internal Revenue Code Section 382. The Company does not expect to incur the limitation on NOLs utilization in future annual usage.

NOTE 20 - Capital Stock

(1) Preferred Stock:

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001. As of June 30, 2026 and December 31, 2025, there were no preferred stock shares outstanding. The Board of Directors has the authority to issue preferred stock in one or more series, and in connection with the creation of any such series, by resolutions providing for the issuance of the shares thereof, to determine dividends, voting rights, conversion rights, redemption privileges and liquidation preferences.

(2) Common Stock:

The Company is authorized to issue 90,000,000 shares of common stock as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Unaudited)
Restricted stock – vested	5,133,696	5,133,696
Total restricted stock	5,133,696	5,133,696

On June 6, 2017, the Company issued 149,162 shares of common stock to Jeffrey Wun, the Company’s Chief Technology Officer, pursuant to a service agreement. The shares were subject to a performance-based vesting condition and were classified as restricted stock until the fulfillment of the specified condition. The shares were not considered outstanding until the vesting conditions were met. On December 3, 2024, the performance condition was satisfied upon the occurrence of a specified triggering event, and the shares fully vested on that date.

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

NOTE 21 - Significant Related Party Transactions

In addition to the information disclosed in other notes, the Company has significant related party transactions as follows:

A.	Name of related parties and relationships with the Company:

Related Party	Relationship
Well Thrive Limited (“WTL”)	Major stockholder
STAR JEC INC. (“StarJec”)	Stockholder; Albert Hsu, a Director of Aerkomm, is the Chairman
AA Twin Associates Ltd. (“AATWIN”)	Georges Caldironi, COO of Aerkomm, is sole owner
EESquare Japan (“EESquare JP”)	Yih Lieh (Giretsu) Shih, President of Aerkomm Japan, is the Director
Yih Lieh (Giretsu) Shih	President of Aerkomm Japan
Louis Giordimaina	Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Chairman of the Company
Aerkomm Taiwan, Inc (“Aerkomm Taiwan”)	48.65% investee of the Company

B.	Significant related party transactions:

The Company has extensive transactions with its related parties. It is possible that the terms of these transactions are different from those which would result from transactions among wholly unrelated parties.

a.	As of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Unaudited)
Other receivable from:
- Loan:
EESquare JP1	$66,417	$62,500
WTL[4]	2,116,673	4,002,727
- Others:
Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	-	520
Others[6]	87,473	58,333
Total	$2,270,563	$4,124,080

Prepayment to Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	$736,027	$736,027

Prepayment from Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	$4,674,740	5,452,206

Other payable to:
AATWIN[5]	$19,047	$19,047
Interest payable to WTL[4]	47,582	57,611
Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan[3]	10,682,757	486,563
StarJec[2]	96,802	100,389
Others[6]	641,918	638,668
Total	$11,488,106	$1,302,278

1.	Aerkomm Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and subsequently extended by an aggregated of 4 years to March 4, 2027. Pursuant to the terms of this lease agreement, EESquare JP pays Aerkomm Japan a rental fee of approximately $632 per month as of June 30, 2026. $66,417 represents other receivable loans from EESquare JP as of June 30, 2026. These loans are interest free and have no maturity dates.

2.	Aerkomm Japan entered into a housing service order on December 14, 2021 and a satellite service order on January 22, 2022 for one year period till January 21, 2023. On June 20, 2022, Aerkomm Japan also entered a teleport service order with StarJec for a half year period from June 1, 2022 to January 14, 2023. The amount represents receivable from StarJec for monthly service provided due to the service agreements. The monthly service charge is approximately ￥6,820,000 (approximately $51,800 as of December 31, 2022). Other payable represents deposits should be returned to Aerkomm Taiwan, formerly known as Ejectt Inc., after service contracts ended as of June 30, 2026.

3.	Represents prepayment paid by Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, to order 6 sets of antennas from Aircom Telecom with prepayment of $736,027 as of June 30, 2026 and December 31, 2025, which represents 3 new agreements signed with AKOM different entities for AirCinema Cube orders in year 2023. In 4th quarter of 2023, Aerkomm Taiwan, formerly known as Ejectt Inc., before it merged into Aerkomm Taiwan, entered into 3 orders with Aerkomm Japan to purchase 5 sets of equipment with approximately $4,330,592 as of December 31, 2023 and $3,877,912 as of December 31, 2024. Besides, 6 months service ordered in October 2023 for NTD 5,333,333 (approximately $174,178 as of December 31, 2023 and $168,510 as of December 31, 2024) with the Company. The number also includes the equipment purchased with Aerkomm for about $133,722 in October 2023.

On March 11, 2026, Aerkomm Taiwan completed its merger with Ejectt. Upon completion of the merger, Ejectt’s shares were cancelled and new shares of Aerkomm Taiwan were issued to the former shareholders of Ejectt. Aerkomm Taiwan became the surviving company (see Note 8 for details). As of June 30, 2026, $10,682,757 previous intercompany payable balance due to Aerkomm Taiwan was reclassified as a related party balance.

4.	The Company had loans from Well Thrive Limited (“WTL”) and paid off during 2023. The Company has interest payable balance of $47,582 as of June 30, 2026 and $57,611 as of December 31, 2025 (approximately NTD 1,515,000) from the past loans. The Company has other receivable of $2,116,673 and $4,002,727 from WTL due to operational needs as of June 30, 2026 and December 31, 2025, respectively. These other receivable loans do not have any stated interest rates or maturity dates.

5.	Represents payable to AATWIN due to consulting agreement on January 1, 2019.

6.	Represents receivable/payable from/to management levels as a result of regular operating activities.

b.	For the three and six months ended June 30, 2026 and 2025

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Rental income charged from EESquare JP1	1,881	2,083	3,808	4,052

1.	Aerkomm Japan entered into a sublease agreement with EESquare JP for the period between March 5, 2019 and March 4, 2023 and it has been renewed to March 4, 2027. Pursuant to the terms of this lease agreement, EESquare JP pays Aerkomm Japan a rental fee of approximately $632 (JPY 100,000) per month.

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

On June 1, 2026, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately.

On June 6, 2026, the Board of Directors approved to issue options for 7,064 shares under the Aerkomm 2017 Plan to one of the Company’s consultants. These options shall be vested on July 6, 2026.

Valuation and Expense Information

Measurement and recognition of compensation expenses based on estimated fair values is required for all share-based payment awards made to its employees and directors including employee stock options. The Company recognized compensation expense of $222,942 and $1,197,263 for the six months ended June 30, 2026 and 2025, respectively, and $5,066 and $605,688 for the three months ended June 30, 2026 and 2025, respectively, related to such employee stock options.

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

The Company used the following assumptions to estimate the fair value of options granted in the six months ended June 30, 2026 and 2025 under the Plans as follows:

Assumptions
Expected term	5-10 years
Expected volatility	45.79% - 72.81%
Expected dividends	0%
Risk-free interest rate	0.69% - 4.55%
Forfeiture rate	0% - 5%

Aircom 2014 Plan

Activities related to options for the Aircom 2014 Plan for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2025	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	74,580	3.3521	1.0539
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Expired*	(74,580)	-	-
Options outstanding at June 30, 2026 (Unaudited)	-	-	-

*	As of June 30, 2026, all outstanding options under Aircom 2014 Plan had expired.

There are no unvested stock awards under Aircom 2014 Plan for the six months ended June 30, 2026 and the year ended December 31, 2025.

As of June 30, 2026, there was no unrecognized stock-based compensation expense for the Aircom 2014 Plan. No option was exercised for the six months ended June 30, 2026 and the year ended December 31, 2025.

Aerkomm 2017 Plan

Activities related to options outstanding under Aerkomm 2017 Plan for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2025	2,228,047	7.3897	5.1155
Granted	103,256	3.0644	1.9593
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	2,331,303	7.1235	4.9211
Granted	51,628	3.0768	0.0060
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at June 30 (Unaudited)	2,382,931	7.0358	4.8146

Activities related to unvested stock awards under Aerkomm 2017 Plan for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2025	247,976	2.0045
Granted	103,256	1.9593
Vested	(302,772)	1.9917
Forfeited/Cancelled	-	-
Options unvested at December 31, 2025	48,460	1.9981
Granted	51,628	0.0060
Vested	(73,016)	0.7847
Forfeited/Cancelled	-	-
Options unvested at June 30, 2026 (Unaudited)	27,072	1.4538

Of the shares covered by options outstanding under the Aerkomm 2017 Plan as of June 30, 2026, 2,355,859 are now exercisable; 17,060 shares will be exercisable for the twelve-month period ending June 30, 2027. Information related to stock options outstanding and exercisable on June 30, 2026, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 06/30/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 06/30/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.55 - 4.30	1,608,493	6.31	$2.9964	1,581,421	6.19	$3.1213
6.00 - 10.00	419,288	4.86	8.3356	419,288	4.86	8.3356
11.00 - 14.20	126,150	3.75	11.4688	126,150	3.75	11.4688
20.50 - 27.50	109,000	1.28	25.4982	109,000	1.28	25.4982
30.00 - 35.00	120,000	1.18	34.5479	120,000	1.18	34.5479
	2,382,931	5.43	7.0025	2,355,859	5.27	7.4797

As of June 30, 2026, total unrecognized stock-based compensation expense related to stock options was approximately $39,356, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.03 years. No option was exercised during the six months ended June 30, 2026 and the year ended December 31, 2025.

Aerkomm 2023 Plan

Activities related to options outstanding under Aerkomm 2023 Plan for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Options outstanding at January 1, 2025	-	-	-
Granted	3,683,929	2.5914	2.0420
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options outstanding at December 31, 2025	3,683,929	2.5914	2.0420
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Options unvested at June 30, 2026 (Unaudited)	3,683,929	2.5914	2.0420

Activities related to unvested stock awards under Aerkomm 2023 Plan for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options unvested at January 1, 2025	965,786	2.0415
Granted	-	-
Vested*	(884,428)	2.0420
Forfeited/Cancelled	-	-
Options unvested at December 31, 2025	81,358	2.0360
Granted	-	-
Vested	(81,358)	2.0360
Forfeited/Cancelled
Options unvested at June 30, 2026 (Unaudited)	-	-

*	including accelerated vesting an aggregate of 1,176,956 shares for the year ended December 31, 2024 to settled approximately $3.1 million accrued unpaid salaries pursuant to a form of letter outlining Aerkomm employee’s stock option exercise forms. (See Note 11)

Of the shares covered by options outstanding as of June 30, 2026, 3,683,929 shares are now exercisable. Information related to stock options outstanding and exercisable on June 30, 2026, is as follows:

	Options Outstanding (Unaudited)			Options Exercisable (Unaudited)
Range of Exercise Prices	Shares Outstanding at 06/30/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 06/30/2026	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.58-2.89	3,683,929	6.99	2.5914	3,683,929	6.99	2.5914

As of June 30, 2026, total unrecognized stock-based compensation expense related to stock options was approximately $0. 0 and 1,176,956 options were exercised for the six months ended June 30, 2026 and the year ended December 31, 2025.

NOTE 23 - Commitments and contingencies

As of June 30, 2026, the Company’s significant commitment is summarized as follows:

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

NOTE 24 - Segment Information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 2. The key measure of segment profitability that the CODM, which is the Company’s CEO, uses to allocate resources and assess performance is consolidated net loss, as reported on the unaudited condensed consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$28,454	$-	$28,454	$-
Less:
Cost of revenues	19,733	-	19,733	-
Other operating expense	356,611	999,610	982,825	1,461,584
Research and development expenses	-	-	628	-
Salaries expenses	1,436,813	984,180	2,616,202	2,075,865
Professional fee	156,061	161,097	409,294	521,416
Amortization and depreciation expense	526,117	562,354	1,125,245	1,136,276
Foreign currency exchange (income) loss	(51,465)	1,268,039	(14,273)	1,318,654
Interest expense	256,719	267,364	512,542	534,593
Change in SAFE liabilities	230,000	160,000	110,000	210,000
Stock based compensation	5,066	605,688	222,942	1,197,263
Loss from deconsolidation of subsidiaries	-	-	393,452	234,454
Gain on remeasurement of retained investment upon deconsolidation	-	-	(8,332,715)	-
Gain from long-term investment	(508,775)	-	(419,648)	-
Other loss (income), net	27,618	(2,216)	37,964	(5,257)
(Loss) income before income tax	(2,426,044)	(5,006,116)	2,364,263	(8,684,848)

Income tax expense	(2,400)	(2,400)	(2,400)	(2,400)
Net (loss) income	$(2,428,444)	$(5,008,516)	$2,361,863	$(8,687,248)

NOTE 25 - Subsequent Events

The Company evaluated all events and transactions that from June 30, 2026 up through September 18, 2026, which is the date that these unaudited condensed consolidated financial statements are available to be issued, other than disclosed events below, there were no material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

On July 20, 2026, the Company entered into a SAFE agreement with G-Tech Optoelectronics Corp. for $2,502,800. The terms of this SAFE agreement are substantially the same as those described in Note 17.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” or “our company” are to the combined business of Aerkomm Inc., a Nevada corporation, and its consolidated subsidiaries, including Aircom Pacific, Inc., a California corporation and wholly-owned subsidiary, or Aircom; Aircom Pacific Ltd., a Republic of Seychelles company and wholly-owned subsidiary of Aircom; Aerkomm Pacific Limited, a Malta company and wholly owned subsidiary of Aircom Pacific Ltd.; Aircom Pacific Inc. Limited, a Hong Kong company and wholly-owned subsidiary of Aircom; Aerkomm Japan, Inc., a Japanese company and wholly-owned subsidiary of Aerkomm; and Aircom Telecom LLC, a Taiwanese company and wholly-owned subsidiary of Aircom.

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

Recent Market Information

The IATA (International Air Transport Association) in June 2026 issued a report entitled Passenger Market Analysis.

●	Industry-wide Revenue Passenger Kilometers (RPK) fell by 1.7% year‑on‑year (YoY) in June, compared to the 2.2% drop in May.

●	The Passenger Load Factor (PLF) dropped by 0.4 percentage points to 84.2%.

●	Traffic carried by Middle Eastern carriers contracted by 13.9% YoY, an improvement from May and a gradual recovery in demand after recent disruptions in the region. Asia Pacific and North American airlines also saw traffic declines.

●	Industry-wide domestic traffic dropped by 3.0% YoY, with declines across all major domestic markets except Brazil.

●	International traffic dropped by 0.9% YoY, marking a smaller contraction than in May.

●	Global seat capacity is expected to grow by 1.3% YoY in July, after three consecutive months of contractions.

Results of Operations

The discussion below relates to our three months periods ended on June 30, 2026 and 2025.

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
	2026	2025	$	%
Sales	$28,454	$-	$28,454	100.0%
Cost of goods sold	19,733	-	19,733	100.0%
Operating expenses	2,480,668	3,312,943	(832,275)	(25.1)%
Loss from operations	(2,471,947)	(3,312,943)	840,996	(25.4)%
Net non-operating income (loss)	45,903	(1,693,173)	1,739,076	(102.7)%
Loss before income taxes	(2,426,044)	(5,006,116)	2,580,072	(51.5)%
Income tax expense	2,400	2,400	-	0.0%
Net loss	(2,428,444)	(5,008,516)	2,580,072	(51.5)%
Other comprehensive income	100,315	1,308,972	(1,208,657)	(92.3)%
Total comprehensive loss	$(2,328,129)	$(3,699,544)	$1,371,415	(37.1)%

Revenue. Our total revenue was $28,454 and $0 for the three months ended June 30, 2026 and 2025, respectively, primarily attributable to the recognition of $28,454 in revenue from the sale of satellite tracking boxes with transmission function during the three months ended June 30, 2026.

Cost of goods sold. Our total cost of goods sold was $19,733 and $0 for the three months ended June 30, 2026 and 2025, respectively, primarily due to the $19,733 in cost of goods sold associated with the sale of satellite tracking boxes with transmission function during the three months ended June 30, 2026.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $832,275 to $2,480,668 for the three months ended June 30, 2026, from $3,312,943 for the three months ended June 30, 2025. Such operating expense decrease was mainly due to the decrease in stock-based compensation and other operation expenses in the amount of $600,622 and $642,998, respectively, which was offset by the increase in salaries expense in the amount of $452,633.

Net non-operating income (loss). We had $45,903 net non-operating income and $1,693,173 net non-operating loss for three months ended June 30, 2026, and 2025, respectively. Net non-operating income for the three months ended June 30, 2026, primarily consisted of interest expense of $256,719, loss from change in fair value of SAFE liabilities of $230,000, and gain from long-term investment of $508,775.

Loss before income taxes. Our loss before income tax is $2,426,044 for the three months ended June 30, 2026, as compared to $5,006,116 for the three months ended June 30, 2025, a decrease of $2,580,072, or 51.5%, as a result of the factors described above.

Income tax expense. Income tax expense for the three months ended June 30, 2026, and 2025 were $2,400. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive loss. As a result of the cumulative effect of the factors described above, our total comprehensive loss decreased by $1,371,415, or 37.1%, to $2,328,129 total comprehensive income for the three months ended June 30, 2026, from $3,699,544 total comprehensive loss for the three months ended June 30, 2025.

The discussion below relates to our six months periods ended on June 30, 2026 and 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
	2026	2025	$	%
Sales	$28,454	$-	$28,454	100.0%
Cost of goods sold	19,733	-	19,733	100.0%
Operating expenses	5,357,136	6,392,427	(1,035,291)	(16.2)%
Loss from operations	(5,348,415)	(6,392,427)	1,044,012	(16.3)%
Net non-operating income (loss)	7,712,678	(2,292,421)	10,005,099	(436.4)%
Income (loss) before income taxes	2,364,263	(8,684,848)	11,049,111	(127.2)%
Income tax expense	2,400	2,400	-	0.0%
Net income (loss)	2,361,863	(8,687,248)	11,049,111	(127.2)%
Other comprehensive income	811,515	758,943	52,572	6.9%
Total comprehensive income (loss)	$3,173,378	$(7,928,305)	$11,101,683	(140.0)%

Revenue. Our total revenue was $28,454 and $0 for the six months ended June 30, 2026 and 2025, respectively, primarily attributable to the recognition of $28,454 in revenue from the sale of satellite tracking boxes with transmission function during the six months ended June 30, 2026.

Cost of goods sold. Our total cost of goods sold was $19,733 and $0 for the six months ended June 30, 2026 and 2025, respectively, primarily due to the $19,733 in cost of goods sold associated with the sale of satellite tracking boxes with transmission function during the six months ended June 30, 2026.

Operating expenses. Our operating expenses consist primarily of compensation and benefits, professional advisor fees, cost of promotion, business development, business travel, transportation costs, and other expenses incurred in connection with general operations. Our operating expenses decreased by $1,035,291 to $5,357,136 for the six months ended June 30, 2026, from $6,392,427 for the six months ended June 30, 2025. Such operating expense decrease was mainly due to the decrease in stock-based compensation and other operation expenses in the amount of $974,321 and $478,759, respectively, which was offset by the increase in salaries expense in the amount of $540,337.

Net non-operating income (loss). We had $7,712,678 net non-operating income and $2,292,421 net non-operating loss for six months ended June 30, 2026, and 2025, respectively. Net non-operating income for the six months ended June 30, 2026, primarily consisted of gain on remeasurement of retained investment upon deconsolidation of $8,332,715 and gain from long-term investment of $419,648, and offset by interest expense of $512,542, loss from change in fair value of SAFE liabilities of $110,000, and loss on deconsolidation of subsidiaries of $393,452.

Income (loss) before income taxes. Our income before income tax is $2,364,263 for the six months ended June 30, 2026 as compared to the loss of $8,684,848 for the six months ended June 30, 2025, a decrease of $11,049,111, or 127.2%, as a result of the factors described above.

Income tax expense. Income tax expense for the six months ended June 30, 2026 and 2025 were $2,400. The income tax expenses mainly consist of California franchise tax and foreign subsidiary’s income tax expenses.

Total comprehensive income (loss). As a result of the cumulative effect of the factors described above, our total comprehensive income (loss) decreased by $11,101,683, or 140.0%, to total comprehensive income of $3,173,378 for the six months ended June 30, 2026, from total comprehensive loss of $7,928,305 for the six months ended June 30, 2025.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyzes its cash on-hand and its operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance our working capital requirements. As of June 30, 2026, we had cash and restricted cash of $100,807. Our working capital deficit was $85,650,472 and accumulated deficit of $122,587,365 as of June 30, 2026. These conditions give rise to substantial doubt and uncertainty regarding our ability to continue as a going concern. If we are able to carry out our plans as detailed below, we could alleviate this doubt.

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

In addition to the foregoing, on March 1, 2023, we entered into a letter agreement with Well Thrive Limited, one of the lenders under the Loan Commitment, in which it was agreed that, to support us, one-half of the Loan Commitment amount of Well Thrive Limited (thus, $5,000,000) would be funded (by Well Thrive or by lenders arranged by Well Thrive) at no interest and with no fixed maturity date, with the remaining $5,000,000 of Well Thrive Limited’s Loan Commitment to be funded on the basis of the originally agreed terms. As of June 30, 2026, we had received Loans totaling NT$131,219,729 and JPY 8,900,000 (approximately $4.2 million) from multiple individual lenders arranged by Well Thrive. Therefore, the balance of $15,825,339 of the $20 million in aggregate loan commitments from the two Lenders was still available as of June 30, 2026.

In connection with the planned Merger with IXAQ, we have obtained $35 million in private investment in public equity (“PIPE”) investment commitments to be funded before closing of the Merger. Further, us and IXAQ have entered into a letter agreement with Benchmark Company LLC (“Benchmark”) under which Benchmark has agreed to provide capital markets advisory services to us (including attaining research coverage, assisting in roadshows and investor meetings and other advisory services) and to act as placement agent for the private placement of securities by us. In connection with the arrangement with Benchmark, we are targeting the raise of $100 million in connection with the closing of and after the Merger, in addition to the $35 million in already committed PIPE investment and up to approximately $9.1 million of cash (net of transaction costs and depending on the amount of shareholder redemptions) contributed from the IXAQ side as a result of the Merger.

Our ability to remain solvent and settle its obligations when they come due is dependent on its ability to raise additional capital in the form of permanent equity and to successfully gain listing of its common stock on a national exchange such as the NASDAQ capital markets, so that its current investors that have invested in the form of convertible debt and convertible notes are incentivized to convert their debt holdings into common stock that could be traded in an orderly market. As of June 30, 2026, we expect approximately $23.2 million convertible notes and approximately $10.1 million SAFE can be converted into equity upon Merger.

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

We believe it will have sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. This assessment considers our current available cash, approximately $15.8 million in aggregate available loan commitments from two lenders, $35 million in PIPE investment commitments signed concurrently with entering into the Merger Agreement with IXAQ, and additional capital expected to be raised through SAFE financings and the Benchmark relationship. In addition, approximately $33.3 million of outstanding convertible notes and SAFE are expected to convert into equity upon consummation of the Merger, which would further strengthen our capital resources and reduce cash obligations. We also expects to benefit from the cash to be brought in by IXAQ in connection with the Merger (subject to shareholder redemptions), the anticipated ramp-up of revenue-generating commercial sales, synergies from the merger of Aerkomm Taiwan with its exclusive distributor EJECTT, Inc., and continued disciplined management of hiring and other investments. Based on these factors, we believe its working capital will be adequate to sustain our operations for the next twelve months.

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

The following table provides detailed information about our net cash flow:

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(132,447)	$(3,673,975)
Net cash (used in) provided by investing activities	(149,616)	111,643
Net cash provided by financing activities	206,828	2,263,013
Net decrease in cash and restricted cash	(75,235)	(1,299,319)
Cash and restricted cash at beginning of period	72,579	109,227
Foreign currency translation effect on cash and restricted cash	103,463	1,320,561
Cash and restricted cash at end of period	$100,807	$130,469

Operating Activities

Net cash used in operating activities was $132,447 for the six months ended June 30, 2026, as compared to net cash used in operating activities of $3,673,975 for the six months ended June 30, 2025. Net cash used in operating activities during the six months ended June 30, 2026 was primarily due to non-cash items of $6,786,186, which primarily consisted of depreciation and amortization, stock-based compensation, change in fair value of SAFE liabilities, loss from deconsolidation of subsidiaries, gain on remeasurement of retained investment upon deconsolidation, and gain from long-term investment, and the decrease in operating lease liability of $114,136, offset by the net income of $2,361,863, the increased in other payable of $2,224,693 and accrued expenses of $2,179,641.

Net cash used in operating activities was $3,673,975 for the six months ended June 30, 2025, as compared to $5,841,724 for the six months ended June 30, 2024. In addition to the net loss of $8,687,248, the decrease in net cash used in operating activities during the six months ended June 30, 2025 was mainly due to the increased in prepaid expenses of $41,196, other receivable of $50,186, other current assets of $2,336, deposit of $9,495, account payable of $300,000 and operating lease liability of $15,594, respectively, offset by non-cash items of $2,838,211 which consisted of depreciation and amortization, stock-based compensation, change in fair value of SAFE liabilities, and loss in disposal of subsidiaries. The decrease was also offset by increase in accrued expenses, other payable and other payable-related parties of $1,483,250, $939,378 and $134,941, respectively.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2026 was $149,616 as compared to net cash provided by investing activities of $111,643 for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 was mainly due to the disbursement for other receivable - related parties loans of $140,347, cash outflow from disposal of subsidiaries of $8,284 and purchase of property and equipment of $985.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $206,828 as compared to $2,263,013 for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 was mainly attributable to the proceeds from short-term loan of $347,430, and offset by repayment of short-term loan of $140,602.

Net cash provided by financing activities for the six months ended June 30, 2025 was $2,263,013 as compared to net cash used in financing activities of $1,299,953 for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2025 was mainly attributable to the proceeds from short-term loan of $985,004, proceeds from SAFE notes of $1,500,000 and offset by repayment of short-term loan of $221,991.

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

Capital expenditures for the six months ended June 30, 2026 and 2025 were $985 and $0, respectively.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our securities.

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

SAFE Liabilities

In connection with the Simple Agreement for Future Equity (“SAFE”) agreements that we entered into with four third parties set forth in Note 17, we determined that the SAFE liabilities should classified as a derivative liability in accordance with ASC 815-40 “Derivatives and Hedging”. As a result, the SAFE liabilities shall be measured initially, and subsequently at fair value on each reporting date. We will continue to adjust the carrying value of the SAFE liabilities until contingencies are finally determined. Any changes in fair value will be recorded as a gain or loss in the statements of operations and comprehensive loss. As of June 30, 2026, based on the Fair Value Analysis of SAFE prepared by an independent valuation specialist, the fair value of the SAFEs was estimated at $10,130,000. The valuation was determined using a Monte Carlo simulation reflecting a probability-weighted outcome of multiple scenarios, including equity financing, optional conversion, and dissolution. Key assumptions used in the simulation included an IXAQ stock price of $12.06, a risk-free rate of 4.20%, and an annualized volatility of 50.2%. The Company had received aggregate proceeds of $8,997,200 from SAFE holders on the respective issuance dates. The resulting change in fair value of the derivative liability recognized for the three and six months ended June 30, 2026, were $230,000 and $110,000, respectively.

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

Management subsequently evaluated goodwill associated with acquisitions completed after 2023 and determined that no impairment existed for the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, goodwill was $4,573,819.

Impairment of long-term investment.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. During the three and six months ended June 30, 2026 and 2025, the Company recorded no impairment charges for its investments.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2026.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on May 28, 2026, our disclosure controls and procedures were not effective.

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, our management identified the following material weakness:

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

We intend to complete the remediation of the material weakness discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weakness in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended June 30, 2026 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on May 28, 2026.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on May 28, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 1, 2026, the Board of Directors approved to issue options for 18,750 shares under the Aerkomm 2017 Plan to one of the Company’s officers. These options shall be vested immediately. [These two sentences were taken from Note 22. Company to confirm when the options were issued]

Other than the above, we have not sold any equity securities during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Resignation of Director

Effective as May 31, 2026, Jeff T.C. Hsu resigned from his position as a member of the board of directors (the “Board”) of Aerkomm Inc. (the “Company”). Mr. Hsu’s resignation is not the result of any disagreement with respect to the Company’s operations, policies, or practices. The Company and Board of Directors thank Mr. Hsu for his service and contributions.

Since May 31, 2026, Mr. Jeff Hsu has not had any dealings with Aerkomm Inc as a director or a shareholder.

Appointment of Director

The Board appointed Mr. Tayi Shen, Vice President, Business Development of the Company, to be a member of the Board replacing Mr. Hsu effective September 14, 2026. Mr. Shen is a strong strategic business development executive with a lot of experience focusing on Resilient Communications in Defense Sector and driving growth for B2G clients. He has a proven track record as a cross-functional task force leader, including successfully navigating the 2010 3-in-1 mega-merger of Innolux, Chimei Optoelectronics and Toppoly Electronics Corp Taiwan, establishing Japan Display Inc., Taiwan branch in 2013.

Mr. Shen earned a Master of Science, Biomedical Engineering, University of Southern California, Los Angeles, USA (May 1995) and Master of Business Administration, International Trade Institute, Hsinchu, Taiwan (Jun 2000). After earning his degree, Mr. Shen accepted Sr. Product Manager | Chimei Optoelectronics (Jul 2000 - Jun 2003): Created the 19” monitor LCD module, the most profitable product in CMO history. Following which he joined various companies including Jemitek Corp, Innolux Corp. and Japan Display Inc., Taiwan. In 2019 he was appointed as Managing Director | Suwa Investment Holdings LLC. where he served as one of six steering committee members above the Japan Display Inc. board. In 2023 he was appointed Vice President, Operation Center | Sakai Display Product Corp. conducting Gen 10 TFT Fab operations and steered management excellence task forces across group companies.

Since April 2023, Mr. Shen has served the Company as Vice President, Business Development, leading business development and forging strategic partnerships within the satellite communication sector for B2G and B2B clients as well a driving market expansion.

There are no arrangements or understandings between Mr. Shen and any other persons pursuant to which he was elected as a director, and there is no family relationship that exists between Mr. Shen and any directors or executive officers of the Company. In addition, there has been no related person transaction, nor is there any currently proposed any related person transaction between Mr. Shen and the Company, that would require disclosure under Item 404(a) of Regulation S-K.

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

Date: September 18, 2026	AERKOMM INC.

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Giordimaina
	Name:	Louis Giordimaina
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)